Form 10QSB
period 2006-06-30
URON INC
filed 2006-09-11
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-52015

URON Inc.

(Exact Name of Registrant as Specified in its Charter)

Minnesota	47-0848102
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

9449 Science Center Drive, New Hope, MN 55428
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (763) 504-3000

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 5, 2006, the following securities of the Registrant were outstanding: 4,700,000 shares of common stock, no par value per share.

Transitional Small Business Disclosure Format (Check One): Yes ྑ No ☑

URON Inc.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

URON INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$24,199	$64,479	$61,211	$133,452

COSTS AND EXPENSES
Cost of products and services (exclusive of amortization shown separately below)	5,726	20,482	17,808	43,895
Selling, general and administrative	21,718	32,023	39,788	71,557
Amortization	-	75,469	-	151,697

Total Costs and Expenses	27,444	127,974	57,596	267,149

INCOME (LOSS) FROM OPERATIONS	(3,245)	(63,495)	3,615	(133,697)

INCOME TAX EXPENSE (BENEFIT)	(1,255)	(25,400)	1,445	(53,500)

NET INCOME (LOSS)	$(1,990)	$(38,095)	$2,170	$(80,197)

BASIC AND DILUTED - INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	10,000,000	10,000,000	10,000,000	10,000,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

URON INC.
BALANCE SHEETS AS OF JUNE 30, 2006 (UNAUDITED)
AND DECEMBER 31, 2005 (AUDITED)

ASSETS
CURRENT ASSETS	June 30, 2006	December 31, 2005
	(unaudited)	(audited)

Accounts receivable, net	$1,359	$4,957
Related party receivable	106,248	103,625

Total current assets	107,607	108,582

Computer software	4,570	4,570
Less: accumulated amortization	(4,392)	(4,392)

Computer software, net	178	178

TOTAL ASSETS	$107,785	$108,760

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accounts payable	$8,682	$11,247
Deferred revenue	4,011	4,591

Total current liabilities	12,693	15,838

STOCKHOLDER’S EQUITY

Common stock, no par value (200,000,000 shares authorized, 10,000,000 shares issued and outstanding)	235,800	235,800
Accumulated deficit	(140,708)	(142,878)

Total stockholder’s equity	95,092	92,922

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$107,785	$108,760

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

URON INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2006	2005

OPERATING ACTIVITIES

Net income (loss)	$2,170	$(80,197)
Adjustments to reconcile net income(loss) to cash flows from operating activities:
Amortization	-	151,697
Change in allowance for doubtful accounts receivable	(4,400)	1,250
Changes in operating assets and liabilities:
Accounts receivable	7,998	10,102
Accounts payable	(2,565)	(1,883)
Deferred revenue	(580)	-
Related party receivable	(2,623)	(80,969)

Net cash flows from operating activities	-	-

INCREASE (DECREASE) IN CASH	-	-

CASH, BEGINNING OF YEAR	-	-

CASH, END OF PERIOD	$-	$-

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

URON INC. - NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Presentation

The accompanying financial statements were prepared by URON, Inc. ("URON" or the "Company") without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures made herein are adequate to make the information presented not misleading.

In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the financial condition, results of operations, and cash flows for the periods presented. Results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 2005 and notes thereto in its Form 10-SB filed with the SEC and declared effective on July 24, 2006.

Nature of business - URON Inc. was incorporated on November 4, 2001 in the state of Minnesota. URON provides dial-up internet services to a business enterprise and to subscribers in multi-dwelling units in Texas, Illinois, Florida, Massachusetts, Minnesota, Michigan and South Carolina.

Prior to August 10, 2006, URON was wholly-owned by Multiband Corporation ("Multiband"). On August 10, 2006, Multiband distributed approximately 49% of its ownership to the holders of Multiband's common stock and certain other contingent rights holders, pro rata based on their ownership (the "Spin-Off"). See Note 5, below.

During all periods presented URON used certain services from Multiband and a related Multiband subsidiary, including general bookkeeping and customer services. The statement of operations reflects charges for these services of $6,600 and $9,927 for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005 the charges for services reflected in the statement of operations is $15,426 and $19,854, respectively.

The financial information included herein does not necessarily reflect what the financial position and results of operations of URON would have been had it operated as a stand-alone entity during the periods covered, and may not be indicative of future operations or financial position.

URON INC. - NOTES TO FINANCIAL STATEMENTS

The accompanying financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2006 and 2005, the Company reported net income of $2,170 and a net loss of $80,197, respectively. At June 30, 2006, the Company had an accumulated deficit of $140,708. The Company intends to fund its short-term (i.e., next twelve months) capital needs, which it believes to be minor, from positive cash flow and collection of its receivable from Multiband, which receivable was $106,248 as of June 30, 2006.

Accounts receivable - At June 30, 2006 and 2005, URON had allowances for doubtful accounts of $5,600 and $10,000, respectively. URON believes its accounts receivable are fully collectible, net of allowance. Accounts receivable over 60 days are considered past due. The Company accrues interest on past due accounts receivables. If accounts receivable are determined uncollectible, they are charged to expense in the year that determination is made. URON extends unsecured credit to customers in the normal course of business.

Related Party Receivable - There are no intercompany purchase or sale transactions between Multiband, URON, and other Multiband subsidiaries. Cash receipts from URON customers are collected by a wholly-owned subsidiary of Multiband, Multiband Subscriber Services, Inc. ("MSS").

Cash receipts collected by MSS are netted with payments to URON's vendors, also made by MSS, and are recorded as a related party receivable. As of June 30, 2006, the outstanding balance of the related party receivable was $106,248 compared to $103,625 at December 31, 2005. URON does not record a reserve for bad debt against these "intercompany" transactions as it has demonstrated its ability to collect its receivable owed from its affiliated company.

One of Multiband's subsidiaries provides bookkeeping and customer services to URON. Multiband allocates costs to URON based on actual time used for bookkeeping services and allocates costs as a percentage of total subscribers serviced by the customer service department. See Note 5, below.

Amortization - Computer software is recorded at the fair value based on the purchase price allocation. Amortization is provided for using the straight-line method over the estimated useful life of 15 months. Maintenance, repairs and minor renewals are expensed when incurred. There was no amortization expense for the three months ended June 30, 2006 and June 30, 2005. There was $0 and $714 of amortization expense for the six months ended June 30, 2006 and June 30, 2005. The Company's computer software was fully amortized as of December 31, 2005.

Intangible Assets - URON amortized its subscriber list over its estimated useful life of two years using the straight-line method. Amortization expense was $0 and $75,469 for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, amortization expense was $0 and $150,983, respectively.

URON INC. - NOTES TO FINANCIAL STATEMENTS

Revenue Recognition - URON earns revenue through monthly user charges to its dial-up internet subscribers. URON recognizes revenue in accordance with the Securities Exchange Commission's Staff Accounting Bulletin No. 104 (SAB 104) "Revenue Recognition", which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonable assured; and (iv) product delivery has occurred or services have been rendered.

URON's user charges are recognized as revenues in the period the related services are provided in accordance with SAB 104. Any amounts billed prior to services being provided are reported as deferred service obligations and revenues.

Deferred Revenue - URON bills for services in the month prior to providing the service. Deferred revenue is recognized as revenues in the period the related services are provided in accordance with SAB 104.

Costs of Products and Services- Costs of products and services consist of internet carrier circuit charges.

Selling, General and Administrative Expense-Selling; general and administrative expenses consist of payments to subcontractors, commission payments to owners of multi-dwelling-units and corporate parent expense allocations.

Net Income (Loss) per Common Share - Basic net loss per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding. The Company did not have any common share equivalents during the three and six months ended June 30, 2006 and 2005.

Financial Instruments - The carrying amounts for all financial instruments approximates fair value. The carrying amounts for accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

Management's Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

URON INC. - NOTES TO FINANCIAL STATEMENTS

Legal Proceedings - URON may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of its business. As of June 30, 2006, URON is not a party to any material legal proceedings.

Note 2 - Income Taxes

The Company recorded a provision for (benefit from) income taxes of ($1,255) and ($25,400) for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, the provision for (benefit from) income taxes was $1,445 and ($53,500), respectively.

Note 3 - Deferred Taxes

URON utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary difference between the financial statement and income tax reporting bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance to the extent that realization is not assured. For the period prior to the Spin-Off, URON has filed a consolidated tax return with the parent company, Multiband Corporation. All of the net operating income (losses) were allocated to the parent company and no deferred tax assets or liabilities have been recorded at June 30, 2006 and December 31, 2005, respectively.

Note 4 - Major Customer

The Company had sales to one customer that accounted for approximately 24% and 20% of total revenues for the six months ended June 30, 2006 and 2005, respectively. Accounts receivable from the same customer accounted for approximately 12% and 31% of total accounts receivable at June 30, 2006 and December 31, 2005, respectively.

Note 5 - Subsequent Events

On August 10, 2006, certain Multiband shareholders of record and certain contingent right holders were issued a stock dividend of URON common stock based on the holders’ ownership of Multiband shares or rights as of May 1, 2006. The holders received .05 shares of URON common stock for each share or right to a share of Multiband common stock held on the record date. This stock dividend (the "Spin-Off") was equal to approximately 49% of Multiband’s ownership in URON, and included 689,944 shares ("Contingent Shares") which continue to be held in trust by Multiband for the benefit of certain Multiband warrant holders. The Contingent Shares will be delivered to these persons if and when the warrants are exercised. If the warrants expire unexercised, the Contingent Shares will default to Multiband. Prior to the Spin-Off, Multiband redeemed 5.3 million of the 10 million shares of URON stock outstanding as of June 30, 2006, resulting in 4.7 million shares outstanding as of the date of the Spin-Off.

On August 11, 2006, Multiband sold its remaining approximate 51% interest in URON, Inc. to Lantern Advisors, LLC for $75,000 in cash. URON also signed a one year management agreement with Multiband effective August 1, 2006. This agreement calls for a fixed payment of $116,500 plus additional fees for specified services as described in the agreement (a copy of which is filed as an exhibit to this Report on Form 10-QSB).

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

Except for the historical information contained herein, the matters discussed in this Report on Form 10-QSB are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Numerous factors, risks and uncertainties affect the Company’s operating results and could cause the Company’s actual results to differ materially from forecasts and estimates or from any other forward-looking statements made by, or on behalf of, the Company, and there can be no assurance that future results will meet expectations, estimates or projections. Further information regarding these and other risks is included in this Form 10-QSB and in our other filings with the SEC.

Overview

URON is a Minnesota corporation formed in 2001. Multiband, its former parent company, purchased the stock of the Company from the Company's prior owners in January 2004. URON has never filed for bankruptcy, receivership or similar proceeding, nor has the Company ever been involved in a merger, restructuring or sale of assets other than the aforementioned sale of its stock to Multiband.

On August 10, 2006, Multiband distributed URON common stock as a pro-rata dividend to all holders of Multiband common stock and certain contingent rights holders of Multiband as of May 1, 2006, as more fully described in the Information Statement distributed to the Multiband distributees (filed as Exhibit 99.1 to URON's Form 10-SB.)

URON business is comprised of approximately 1,000 customers using its dial up internet services and paying a monthly recurring fee for said services. The subscribers are generally located in multi-unit dwellings in the Midwest, Texas, South Carolina and Florida. URON provides ISP functionality for its customers by providing billing and technical call center support over the phone. URON's call center also monitors systems installed at multi-dwelling-units in the field to regulate customer bandwidth and supervise end-user activity. However, approximately fifteen percent of the Company's customer base, accounting for approximately 25% of its revenues, is a chain of fast food restaurants, Doctor's Associates, Inc. d/b/a Subway. Since services to Subway are billed on a month to month basis, URON would have difficulty replacing the Subway revenue in a short period of time should Subway elect to cancel URON's services. As the provision of Internet services is a largely unregulated activity, the Company does not presently require any government approval to provide its services. This may or may not change in the future, however, as various legislation continues to be preferred at state and Federal levels with regards to taxing and/or regulating internet services.

URON has no full-time employees as of June 30, 2006. The Company utilizes billing and customer service personnel from its former parent, Multiband. Multiband is continuing to provide such services after the Spin-Off pursuant to a written agreement dated August 1, 2006

Risk Factors

URON's operations are subject to a number of risks. If any of the risks described below actually occur, the business, financial condition or operating results of URON could be materially adversely affected.

Net Losses

URON had net losses of $13,084 and $129,794 for the fiscal years ended December 31, 2005 and December 31, 2004, respectively, and had an accumulated deficit of $140,708 as of June 30, 2006. Although the Company had a profit of $2,170 for the six months ended June 30, 2006, it may be unable to sustain profitability. If URON cannot sustain and increase profitability from operating activities, it may not be able to meet its working capital needs.

Dependence on Single Major Customer

One customer, Doctor's Associates, Inc. d/b/a Subway, accounts for approximately 25% of the Company's revenues. URON charges Subway for services on a month to month basis. If Subway were to terminate those services, URON's revenues and profits would be adversely affected.

Deregulation

Several regulatory and judicial proceedings have recently concluded, are underway or may soon be commenced that address issues affecting operations and those of our competitors, which may cause significant changes to the internet service provider industry. Those proceedings largely involve the rights of companies such as URON to obtain exclusive rights of entry agreements with property owners and the rights of government entities to tax and/or regulate internet service providers such as the Company. URON cannot predict the outcome of these developments, nor can it assure you that these changes will not have a material adverse effect on the Company. However, URON's business could be adversely affected if it could not obtain exclusive rights of entry on a property and therefore was subjected to more competition. URON's business could also be adversely affected if additional taxes or regulation required it to raise the price of services.

Changes in Technology and Market for Dial Up Internet Services

The market for dial up internet services is shrinking due to advances in technology and deployments of high speed or "broadband" internet technologies. There may be a limited market for the Company's dial up internet services in the future. According to data released by the Pew Internet and American Life project in April 2006 only 34% of American internet users are now accessing the internet via dial up analog modem connections versus digital broadband connections.

Issuance of Preferred Stock

URON is authorized to issue shares of preferred stock that have rights senior to the common stock. If preferred stock is issued and URON becomes insolvent or liquidates its assets, the common shareholders may receive nothing for their common stock.

Penny Stock

URON's common stock is "penny stock" under SEC rules which may make it more difficult for shareholders to resell their shares of common stock.

Many brokerage firms will not trade in "penny stocks" due to the lack of profit and/or additional paperwork requirements.

Results of Operations

Three Months Ended June 30, 2006 versus Three Months Ended June 30, 2005

Revenues

URON Inc.'s revenues decreased from $64,479 in the second quarter of 2005 to $24,199 in the second quarter of 2006, reflecting the decline in subscribers of the Company's dial up internet services due to increased competition from high-speed internet providers.

Cost of Products and Services

Gross profit on sales represents revenue less the cost of products and services (exclusive of amortization). The costs of products and services represent internet carrier circuit changes. Gross profit, as a percentage of revenue, was 76% in the second quarter of fiscal 2006 versus 68% in the second quarter of fiscal 2005. Increased margins in 2006 over the prior period reflect decreased circuit charges which comprise costs of services. Decreased circuit charges reflect negotiation of lower rates and fewer subscribers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $21,718 in the second quarter of 2006 versus $32,023 in the prior year, reflecting the elimination of an outsourced call center provider and decreased owner commission expenses related to the decline in URON revenues.

Income Tax

The Company had an income tax benefit was $1,255 in the second quarter of 2006 compared to an income tax benefit of $25,400 in the second quarter of 2005, reflecting adjustments to the valuation allowance of net deferred tax assets resulting from net operating loss carryforwards.

Net Income (Loss)

URON had a net loss of $1,990 in the second quarter of 2006 versus a net loss of $38,095 in the prior year period. The decrease in loss was primarily due to no amortization of intangibles being taken in 2006.

Results of Operations

Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005

Revenues

URON revenues decreased from $133,452 in the first six months of 2005 to $61,211 in the first six months of 2006, reflecting the decline in subscribers of the Company's dial up internet services due to increased competition from high-speed internet providers.

Costs of Products and Services

Gross Profit on sales represents revenue less the costs of products and services (exclusive of amortization). Gross profit, as a percentage of revenue, was 71% in the first six months of fiscal 2006 versus 67% in the first six months of fiscal 2005. Increased margins in 2006 over the prior period reflect decreased circuit charges which comprise costs of services. Decreased circuit charges reflect negotiation of lower rates and fewer subscribers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $39,788 in the first six months of 2006 versus $71,557 in the prior year period, reflecting the elimination of an outsourced call center provider and decreased owner commission expenses related to the decline in URON revenues.

Income Tax

The Company recorded income tax expense of was $1,445 in the first six months of 2006 compared to an income tax benefit of $53,500 in the first six months of 2006, reflecting adjustments to the valuation allowance of net deferred tax assets resulting from net operating loss carryforwards.

Net Loss

URON had net income of $2,170 in the first six months of 2006 versus a net loss of $80,197 in the prior year period. The increase in profitability was primarily due to no amortization of intangibles being taken in 2006.

Liquidity and Capital Resources

URON's working capital needs in the first six months of 2006 were funded principally by its former parent, Multiband. Multiband funding ceased, effective August 11, 2006. The Company intends to fund its short-term (i.e. next twelve months) capital needs, which it believes to be minor, from positive cash flow and collection of its receivable from Multiband, which receivable was $106,248 as of June 30, 2006.

Accounting Pronouncements and Policies

Recently Issued Accounting Standards

The Financial Accounting Standards Board has published FASB Interpretation (FIN) No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes", to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS 109), "Accounting for Income Taxes", on the uncertainty in income taxes recognized in an enterprise's financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN No. 48 to have a material impact on the financial statements.

Application of Critical Accounting Policies

The Company's significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are included in the Company's Registration Statement Form 10-SB filed with the Securities and Exchange Commission. In most cases, the accounting policies utilized by the Company are the only ones permissible under Generally Accepted Accounting Principles for businesses in its industry. However, the application of certain of these policies requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company's results of operations for the period in which the actual amounts become known. The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in the Management Discussion and Analysis of Financial Condition and Results of Operations in the Company's Registration Statement on Form 10-SB.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

On June 30, 2006, URON's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that URON's disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting.

There were no changes in URON's internal controls over financial reporting that occurred during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect such controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities and Small Business Issuer Purchases of Equity Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit

10.1	URON Management Agreement dated August 1, 2006 between URON and Multiband.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 11, 2006	URON Inc. (Registrant)

	By:	/s/ Donald Miller
Donald Miller
Chief Executive Officer and Chief Financial Officer
(Signing as Principal Executive Officer, Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant.)