Form 10QSB
period 2006-09-30
URON INC
filed 2006-11-14
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006 or

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

Yes ☑  No ☐

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 10, 2006, the following securities of the Registrant were outstanding: 4,700,000 shares of common stock, no par value per share.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☑

URON Inc.

Index

PART I. FINANCIAL INFORMATION	4

Item 1. Financial Statements	4

Statements Of Operations (unaudited) for the Three and Nine Months
ended September 30, 2006 and 2005	4

Balance Sheets As Of September 30, 2006 (unaudited) and
December 31, 2005 (audited)	5

Statements Of Cash Flows (unaudited) for the Nine Months ended
September 30, 2006 and 2005	6

Notes to the Financial Statements	7-11

Item 2. Management’s Discussion and Analysis or Plan of Operation	12

Item 3. Controls and Procedures	18

PART II. OTHER INFORMATION	18

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults upon Senior Securities and Small Business
Issuer Purchases of Equity Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	18

SIGNATURES	19

EXHIBIT 31.1- Certification Pursuant to Section 302	Exhibit 31.1

EXHIBIT 32.1 - Certification Pursuant to Section 906	Exhibit 32.1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

URON INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2006 (unaudited)	September 30, 2005 (unaudited)	September 30, 2006 (unaudited)	September 30, 2005 (unaudited)

REVENUES	$16,076	$62,669	$77,287	$196,121

COSTS AND EXPENSES
Cost of products and services (exclusive of amortization shown separately below)	3,344	19,434	21,152	63,329
Selling, general and administrative	24,910	23,862	64,698	95,419
Amortization	-	75,491	-	227,188

Total Costs and Expenses	28,254	118,787	85,850	385,936

LOSS FROM OPERATIONS	(12,178)	(56,118)	(8,563)	(189,815)

INCOME TAX BENEFIT	(1,445)	(22,500)	0	(76,000)

NET LOSS	$(10,733)	$(33,618)	$(8,563)	$(113,815)

BASIC AND DILUTED - LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	5,506,522	10,000,000	8,485,714	10,000,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

URON INC.
BALANCE SHEETS AS OF SEPTEMBER 30, 2006 (UNAUDITED)
AND DECEMBER 31, 2005 (AUDITED)

ASSETS
CURRENT ASSETS	September 30, 2006 (unaudited)	December 31, 2005 (audited)
Accounts receivable, net	$1,665	$4,957
Related party receivable	-	103,625
Prepaid expenses	97,083	-

Total current assets	98,748	108,582

Computer software	4,570	4,570
Less: accumulated amortization	(4,392)	(4,392)

Computer software, net	178	178

TOTAL ASSETS	$98,926	$108,760

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$12,802	$11,247
Deferred revenue	2,765	4,591

Total current liabilities	15,567	15,838

STOCKHOLDERS’ EQUITY

Common stock, no par value (200,000,000 shares authorized, 4,700,000 and 10,000,000 shares issued and outstanding)	234,800	235,800
Accumulated deficit	(151,441)	(142,878)

Total stockholders’ equity	83,359	92,922

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,926	$108,760

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

URON INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2006	2005

OPERATING ACTIVITIES

Net loss	$(8,563)	$(113,815)
Adjustments to reconcile net loss to cash flows from operating activities:
Amortization	-	227,188
Change in allowance for doubtful accounts receivable	(6,330)	3,750
Changes in operating assets and liabilities:
Accounts receivable	9,622	1,999
Prepaid expenses	(97,083)	-
Accounts payable	1,555	(8,763)
Deferred revenue	(1,826)	-
Related party receivable	102,625	(110,359)

Net cash flows from operating activities	-	-

INCREASE (DECREASE) IN CASH	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY
Increase in related party receivable for repurchase of stock	$1,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

URON INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

URON INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

On August 11, 2006, Multiband sold its remaining approximate 51% interest in URON, Inc. to Lantern Advisors, LLC for $75,000 in cash. URON also signed a one year management agreement with Multiband effective August 1, 2006. This agreement calls for a fixed payment of $116,500 plus additional fees for specified services as described in the agreement (a copy of which is filed as an exhibit to URON's Report on Form 10-QSB for the period ended June 30, 2006).

During all periods presented URON used certain services from Multiband and a related Multiband subsidiary, including general bookkeeping and customer services. The statement of operations reflects charges for these services of $22,286 and $9,927 for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005 the charges for services reflected in the statement of operations is $37,712 and $29,780, respectively.

The financial information included herein does not necessarily reflect what the financial position and results of operations of URON would have been had it operated as a stand-alone entity during the periods covered, and may not be indicative of future operations or financial position.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2006 and 2005, the Company reported net losses of $8,563 and $113,815, respectively. At September 30, 2006, the Company had an accumulated deficit of $151,441. The Company intends to fund its short-term (i.e., next twelve months) capital needs, which it believes to be minor, from positive cash flow and future shareholder loans, or equity contributions.

Accounts receivable - At September 30, 2006 and December 31, 2005, URON had allowances for doubtful accounts of $3,670 and $10,000, respectively. URON believes its accounts receivable are fully collectible, net of allowance. Accounts receivable over 60 days are considered past due. The Company accrues interest on past due accounts receivables. If accounts receivable are determined uncollectible, they are charged to expense in the year that determination is made. URON extends unsecured credit to customers in the normal course of business.

URON INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Related Party Receivable - There are no intercompany purchase or sale transactions between Multiband, URON, and other Multiband subsidiaries. Cash receipts from URON customers are collected by a wholly-owned subsidiary of Multiband, Multiband Subscriber Services, Inc. ("MSS"). Multiband is continuing to provide such services after the Spin-Off pursuant to a written agreement dated August 1, 2006.

Cash receipts collected by MSS are netted with payments to URON's vendors, also made by MSS. These transactions were recorded as a related party receivable until Multiband sold its interest in URON. These transactions are now recorded as a payable to MSS. As of September 30, 2006, the outstanding balance of the related party receivable was $0 compared to $103,625 at December 31, 2005. URON did not record a reserve for bad debt against these "intercompany" transactions as it had demonstrated its ability to collect its receivable owed from its affiliated company. The accounts payable to MSS amounted to $9,005 and $0 at September 30, 2006 and December 31, 2005, respectively.

One of Multiband's subsidiaries provides bookkeeping and customer services to URON. For the period prior to the Spin-off, Multiband allocated its costs to URON based on actual time used for bookkeeping services and costs as a percentage of total subscribers serviced by the customer service department. For the period following the Spin-off, the Company pays Multiband as stated per the management agreement (See Note 1).

Amortization - Computer software is recorded at the fair value based on the purchase price allocation. Amortization is provided for using the straight-line method over the estimated useful life of 15 months. Maintenance, repairs and minor renewals are expensed when incurred. There was no amortization expense for the three months ended September 30, 2006 and September 30, 2005. There was $0 and $714 of amortization expense for the nine months ended September 30, 2006 and September 30, 2005.

Intangible Assets - URON amortized its subscriber list over its estimated useful life of two years using the straight-line method. Amortization expense was $0 and $75,491 for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, amortization expense was $0 and $226,474, respectively.

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

URON INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Deferred Revenue - URON bills for services in the month prior to providing the service. Deferred revenue is recognized as revenues in the period the related services are provided in accordance with SAB 104.

Costs of Products and Services - Costs of products and services consist of internet carrier circuit charges.

Selling, General and Administrative Expense - Selling, general and administrative expenses consist of payments to subcontractors, commission payments to owners of multi-dwelling-units and corporate parent expense allocations.

Net Loss per Common Share - Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding. The Company did not have any common share equivalents during the three and nine months ended September 30, 2006 and 2005.

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

Legal Proceedings - URON may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of its business. As of September 30, 2006, URON is not a party to any material legal proceedings.

Note 2 - Income Taxes

The Company recorded a benefit from income taxes of $1,445 and $22,500 for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the benefit from income taxes was $0 and $76,000, respectively.

URON INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note 3 - Deferred Taxes

URON utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary difference between the financial statement and income tax reporting bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance to the extent that realization is not assured. For the period prior to the Spin-Off, URON has filed a consolidated tax return with the parent company, Multiband Corporation. All of the net operating losses were allocated to the parent company and no deferred tax assets or liabilities have been recorded. For the period following the Spin-Off, the Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits.

Note 4 - Major Customer

The Company had sales to one customer that accounted for 10.6% and 28.2% of total revenue, for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, sales to that one customer as compared to total revenue were 21.9% and 23.0%, respectively. Accounts receivable from the same customer accounted for approximately 10% and 31% of total accounts receivable at September, 2006 and December 31, 2005, respectively.

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

URON business is comprised of approximately 1,000 customers using its dial up internet services and paying a monthly recurring fee for said services. The subscribers are generally located in multi-unit dwellings in the Midwest, Texas, South Carolina and Florida. URON provides ISP functionality for its customers by providing billing and technical call center support over the phone. URON's call center also monitors systems installed at multi-dwelling-units in the field to regulate customer bandwidth and supervise end-user activity. Approximately 20% of its revenues is from one customer. Since services are billed on a month to month basis, URON would have difficulty replacing the major customer revenue in a short period of time should this customer elect to cancel URON's services. As the provision of Internet services is a largely unregulated activity, the Company does not presently require any government approval to provide its services. This may or may not change in the future, however, as various legislation continues to be preferred at state and Federal levels with regards to taxing and/or regulating internet services.

URON has no full-time employees as of September 30, 2006. The Company utilizes billing and customer service personnel from its former parent, Multiband. Multiband is continuing to provide such services after the Spin-Off pursuant to a written agreement dated August 1, 2006.

Risk Factors

URON's operations are subject to a number of risks. If any of the risks described below actually occur, the business, financial condition or operating results of URON could be materially adversely affected.

Net Losses

URON had net losses of $13,084 and $129,794 for the fiscal years ended December 31, 2005 and December 31, 2004, respectively, and had an accumulated deficit of $151,441 as of September 30, 2006. The Company had a net loss of $8,563 for the nine months ended September 30, 2006 and may be unable to attain or sustain profitability. If URON cannot sustain and increase profitability from operating activities, it may not be able to meet its working capital needs.

Dependence on Single Major Customer

One customer, Doctor's Associates, Inc. d/b/a Subway, accounts for approximately 20% of the Company's revenues. URON charges Subway for services on a month to month basis. If Subway were to terminate those services, URON's revenues and profits would be adversely affected.

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

Results of Operations

Three Months Ended September 30, 2006 versus Three Months Ended September 30, 2005

Revenues

URON Inc.'s revenues decreased from $62,669 in the third quarter of 2005 to $16,076 in the third quarter of 2006, reflecting the decline in subscribers of the Company's dial up internet services due to increased competition from high-speed internet providers.

Cost of Products and Services

Gross profit on sales represents revenue less the cost of products and services (exclusive of amortization). The costs of products and services represent internet carrier circuit changes. Gross profit, as a percentage of revenue, was 79% in the third quarter of fiscal 2006 versus 69% in the third quarter of fiscal 2005. Increased margins in 2006 over the prior period reflect decreased circuit charges which comprise costs of services. Decreased circuit charges reflect negotiation of lower rates and fewer subscribers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $24,910 in the third quarter of 2006 versus $23,862 in the prior year, reflecting the elimination of an outsourced call center provider and decreased owner commission expenses related to the decline in URON revenues.

Income Tax

The Company had an income tax benefit was $1,445 in the third quarter of 2006 compared to an income tax benefit of $22,500 in the third quarter of 2005, reflecting adjustments to the valuation allowance of net deferred tax assets resulting from net operating loss carryforwards. For the period prior to the Spin-Off, URON has filed a consolidated tax return with the parent company, Multiband Corporation. All of the net operating losses were allocated to the parent company and no deferred tax assets or liabilities have been recorded. For the period following the Spin-Off, the Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits.

Net Loss

URON had a net loss of $10,733 in the third quarter of 2006 versus a net loss of $33,618 in the prior year period. The decrease in loss was primarily due to no amortization of intangibles being taken in 2006.

Results of Operations

Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005

Revenues

URON revenues decreased from $196,121 in the first nine months of 2005 to $77,287 in the first nine months of 2006, reflecting the decline in subscribers of the Company's dial up internet services due to increased competition from high-speed internet providers.

Costs of Products and Services

Gross Profit on sales represents revenue less the costs of products and services (exclusive of amortization). Gross profit, as a percentage of revenue, was 73% in the first nine months of fiscal 2006 versus 68% in the first nine months of fiscal 2005. Increased margins in 2006 over the prior period reflect decreased circuit charges which comprise costs of services. Decreased circuit charges reflect negotiation of lower rates and fewer subscribers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $64,698 in the first nine months of 2006 versus $95,419 in the prior year period, reflecting the elimination of an outsourced call center provider and decreased owner commission expenses related to the decline in URON revenues.

Income Tax

The Company recorded zero income tax expense in the first nine months of 2006 compared to an income tax benefit of $76,000 in the first nine months of 2006, reflecting adjustments to the valuation allowance of net deferred tax assets resulting from net operating loss carryforwards. For the period prior to the Spin-Off, URON has filed a consolidated tax return with the parent company, Multiband Corporation. All of the net operating losses were allocated to the parent company and no deferred tax assets or liabilities have been recorded. For the period following the Spin-Off, the Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits.

Net Loss

URON had a net loss of $8,563 in the first nine months of 2006 versus a net loss of $113,815 in the prior year period. The decrease in loss was primarily due to no amortization of intangibles being taken in 2006.

Liquidity and Capital Resources

URON's working capital needs in the first six months of 2006 were funded principally by its former parent, Multiband. Multiband funding ceased, effective August 11, 2006. The Company intends to fund its short term (i.e., next twelve months) capital needs, which it believes to be minor, from positive cash flow, shareholder loans, or equity contributions.

Accounting Pronouncements and Policies

Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") has published FASB Interpretation (FIN) No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes", to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS 109), "Accounting for Income Taxes", on the uncertainty in income taxes recognized in an enterprise's financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN No. 48 to have a material impact on the financial statements.

The FASB has issued SFAS No. 157 (SFAS No. 157), Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability.

Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133 "Accounting for Derivative Instruments and value under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" at initial recognition and in all subsequent periods. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is current evaluating the effect of adopting SFAS No. 157 on its consolidated financial statements.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

On September 30, 2006, URON's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that URON's disclosure controls and procedures are effective.

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

Dated: November 14, 2006	URON Inc. (Registrant)

	By:	/s/ Donald Miller
Donald Miller Chief Executive Officer and Chief Financial Officer(Signing as Principal Executive Officer, Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant.)