Form 10QSB/A
period 2006-06-30
URON INC
filed 2007-01-12
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 12, 2007, the following securities of the Registrant were outstanding: 4,700,000 shares of common stock, no par value per share.

Transitional Small Business Disclosure Format (Check One): Yes ྑ No ☑

EXPLANATORY NOTE: This Form 10-QSB/A is filed to change the designation of the Company to “Shell Company”, as indicated on the cover page. Such change in designation is the only amendment contained in this Form 10-QSB/A.

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

On August 11, 2006, Multiband sold its remaining approximate 51% interest in URON, Inc. to Lantern Advisors, LLC for $75,000 in cash. URON also signed a one year management agreement with Multiband effective August 1, 2006. This agreement calls for a fixed payment of $116,500 plus additional fees for specified services as described in the agreement (a copy of which is filed as an exhibit to this Report on Form 10-QSB/A).

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

Except for the historical information contained herein, the matters discussed in this Report on Form 10-QSB/A are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Numerous factors, risks and uncertainties affect the Company’s operating results and could cause the Company’s actual results to differ materially from forecasts and estimates or from any other forward-looking statements made by, or on behalf of, the Company, and there can be no assurance that future results will meet expectations, estimates or projections. Further information regarding these and other risks is included in this Form 10-QSB/A and in our other filings with the SEC.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 12, 2007	URON Inc. (Registrant)

	By:	/s/ Donald Miller
Donald Miller
Chief Executive Officer and Chief Financial Officer
(Signing as Principal Executive Officer, Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant.)