Form 10KSB
period 2006-12-31
URON INC
filed 2007-04-17
CIK 1363958

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 000-52015

URON Inc.
(Name of Small Business Issuer in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	47-0848102 (I.R.S. Employer Identification No.)

9449 Science Center Drive New Hope, Minnesota 55428	Issuer's telephone number:
(address of principal executive offices)	763-504-3000

Securities registered under Section 12(b) of the Act:	NONE

Securities registered under Section 12(g) of the Act:	URON Inc. Common Stock, no par value
(Title of class)

Check if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer's revenues for its most recent fiscal year: $91,379

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $681,824 as of April 2, 2007.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of April 12, 2007, there were 5,410,255 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-KSB is incorporated by reference to the registrant’s definitive proxy statement relating to URON Inc. 2007 annual meeting of shareholders, which is expected to be filed with the SEC on or prior to April 30, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

FORM 10-KSB
URON INC.

To simplify the language in this document, references to “we,” “us,” “our,”
“URON,” or the “Company” refer to URON Inc.

PART I

Item 1. Description of Business

General

URON Inc. is a Minnesota corporation formed in 2001. Prior to August 2006, URON was wholly owned by Multiband Corporation, a Minnesota corporation (“Multiband”). Multiband “spun off” URON to Multiband shareholders in August 2006.

URON provides dial-up internet services to approximately 1,000 customers (called subscribers) who pay a monthly recurring fee for such services. The term “dial-up internet services” refers to connecting a device, such as a computer, to a network via a modem and a public telephone network. The subscribers are generally located in multi-dwelling units in the Midwest, Texas, South Carolina and Florida. URON provides ISP functionality for its customers by providing billing and technical call center support over the phone. URON’s call center also monitors systems installed at multi-dwelling units in the field to regulate customer bandwith and supervise end-user activity.

Approximately 15% of the Company’s customer base, accounting for approximately 20% of its revenues, is a chain of fast food restaurants, Doctor’s Associates, Inc. d/b/a Subway. Subway has indicated to us that they anticipate using other internet service providers in the future, and expect their business with us to diminish. Since our services to Subway are billed on a month-to-month basis, we would have difficulty replacing the Subway revenue in a short period of time should Subway elect to cancel our services all at once.

As the provision of internet services is a largely unregulated activity, the Company does not presently require any government approval to provide its services. This may change in the future, however, as various legislation continues to be proposed at state and federal levels with regard to taxing internet commerce or regulating internet services. The Company is not certain what the effect of any such proposed regulation would have on the Company’s business.

URON has no full-time employees as of April 12, 2007, and its sole part-time employee is its Chief Executive Officer and Treasurer. The Company utilizes billing and customer service personnel from its former parent company, Multiband, pursuant to a written agreement between URON and Multiband. Charges for those personnel services were $74,196 and $39,707 the years ended December 31, 2006 and December 31, 2005, respectively.

Market and Competition

Based on our interpretations of a market study conducted by the Pew Internet and American Life Project in April 2006, there are approximately 147 million adult internet users. Of these, approximately 62% have broadband or high-speed internet and spend on average $38-41 per month for the service and access. The remaining users connect to the internet generally through dial-up analog computer modems and spend on average $18 per month for the service and access.

Although the market for internet services in the United States is large, there are a number of competitive providers of such services. The clear frontrunners in this highly unregulated and competitive market are America Online, Comcast and Net Zero. These frontrunners compete with local exchange carriers, long distance carriers, internet backbone companies and many local ISPs (Internet Service Providers) such as URON. Customers are demanding high-quality and reliable connections and fast speeds for internet downloads, together with low prices. The frontrunners are much larger than us, have greater resources and name recognition, and advertise nationally. The speed of connections and downloads using their systems, especially their broadband and high-speed systems, is generally superior to that of the dial-up systems which URON offers. Accordingly, the Company attempts to compete primarily by trying to provide a lower price and superior customer service.

Despite the Company’s efforts, it has been difficult for the Company to effectively compete against providers of broadband and other high-speed internet connections. In general, this is because broadband and digital service lines:

•	are very fast—almost 10 to 20 times faster than a dial-up modem connection

•	can be left on at all times, with no time wasted waiting for a connection

•	share telephone lines so that calls are not missed

•	generally do not result in additional dial-up/usage charges

•	are able to connected to link a number of computers together and create a network; and

•
provide practical access to a wide range of applications (e.g., access to large files and graphics plus instant access to web pages), which is not feasible with dial-up connections due to the much slower connection speeds

As a result, and despite its best efforts, the Company does not expect that it will be able to effectively compete against providers of broadband and other high-speed internet connections.

Risk Factors

Our business, and any investment in our Company, is subject to a number of risks. If any of the risks described below actually materialize, the business, financial condition or operating results of URON could be materially and adversely affected, as could any investment in our securities.

We have a history of losses and we may never achieve or sustain profitability. If we are unable to become profitable, our operations and the market price of our common stock will likely be adversely affected.

We had net losses of $52,539 and $13,084 for the fiscal years ended December 31, 2006 and December 31, 2005, respectively. In addition, we have an accumulated deficit of $195,417 as of December 31, 2006. Based on our history of losses and our prospects for growing revenue in the face of our competition and changing technology, we anticipate further losses in the future. We may never be profitable. As a result, the market price of our common stock may fall.

We will need additional financing in the future and any such financing may dilute our existing shareholders or involve restrictive covenants.

Based on the Company’s history of operating losses and our anticipation that we will in the future incur additional losses, we may not be able to generate revenues and cash flows sufficient to sustain operations indefinitely. If we cannot generate cash flows to sustain our operations, the Company will require additional financing. Management currently estimates that the Company will have cash sufficient to fund operations through at least 2007. Any additional financing that is equity based or equity linked would dilute our existing shareholders, and any additional debt financing may involve restrictive covenants.

Additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities (including equity-linked or convertible debt securities), loans from banks, loans from affiliates of the Company or other financial institutions. Nevertheless, we may not be able to sell any securities or obtain any such additional financing when needed, or do so on terms and conditions acceptable or favorable to the Company, if at all. If financing is not available, we may be forced to abandon our business plans or our entire business, discontinue our preparation and filing of public disclosure reports with the SEC, or dissolve the Company and liquidate its assets.

Our independent auditors have substantial doubt about our ability to continue as a going concern.

We have had a net loss for fiscal year 2006 in the amount of $52,539, or $0.01 per share, and we had an accumulated deficit as of December 31, 2006 of $195,417. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. We believe that our ability to continue as a going concern depends, in large part, on our ability to generate sufficient revenues and, if necessary, raise additional capital through subsequent financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

One single major customer accounts for approximately 20% of our revenues, and we would be materially and adversely affected if that customer were to terminate our services.

One single customer of URON, Doctor’s Associates, Inc. d/b/a Subway, accounts for approximately 20% of our revenues. We charge Subway for our services on a month-to-month basis. If Subway were to terminate our services, our revenues and profits would be materially and adversely affected. We would likely find it difficult, if not impossible, to replace Subway’s revenue over time, if at all. As a result, our overall financial condition would likely be materially and adversely affected as well.

Changes in the technology of providing internet connection services are making the Company’s dial-up internet services uncompetitive, which trend we expect to continue. As a result, we expect that these changes will have a material and adverse effect on our business.

The market for dial-up internet services is shrinking due to advances in technology and deployments of high speed or “broadband” internet service provision technologies. According to data released in April 2006 by the Pew Internet and American Life project, only 34% of U.S. internet users are now accessing the internet via dial- up analog modem connections versus digital broadband connections.

Our knowledge and understanding of the market for internet services indicates that this is because customer desires are focused on high-quality and reliable connections and fast speeds for internet downloads. In general, broadband and digital service lines:

•	are very fast—almost 10 to 20 times faster than a dial-up modem connection

•	can be left on at all times, with no time wasted waiting for a connection

•	share telephone lines so that calls are not missed

•	do not result in additional dial-up/usage charges

•	are able to connected to link a number of computers together and create a network; and

•
provide practical access to a wide range of applications (e.g., access to large files and graphics plus instant access to web pages), which is not feasible with dial-up connections due to the much slower connection speeds

As a result, we expect that the market for the Company’s dial-up internet services will in the future continue to shrink and that the Company’s business will be adversely affected. Although the Company attempts to compete through pricing, we do not expect that this strategy will be sufficient to overcome the competitive pressures exerted on the dial-up internet service market in general.

We rely on telephone companies to provide certain telecommunications services that are critical to the delivery of our services to our subscribers. A disruption of these services could have a material and adverse effect on our operations.

Because dial-up internet services rely on telephone lines, we cannot provide our services in the event of a disruption in telephone equipment, lines and associated telecommunications infrastructure. If a disruption of those services and infrastructure were to occur, it would likely have an adverse affect our ability to provide services to our customers in the affected areas. This in turn would likely have an adverse impact on our revenues and ability to retain our customers.

We could be adversely affected by internet regulation imposed at the state or federal levels.

Due to the increasing popularity and use of the internet by broad segments of the population, it is possible that laws and regulations may be adopted pertaining to content of websites, privacy, pricing, encryption standards, consumer protection, electronic commerce, taxation, and copyright infringement and other intellectual-property issues. It is not possible to predict the effect, if any, that any future regulatory changes or developments may have on the demand for our internet access services. Changes in the regulatory environment relating to the internet access industry, including the enactment of laws or regulations that directly or indirectly affect the costs of telecommunications access or that increase the likelihood or scope of competition from national or regional telephone companies, could materially and adversely affect our business, operating results and financial condition.

We are highly dependent on the services provided by Mr. Donald Miller.

Our success depends in significant part upon the continued service of Mr. Donald Miller, our sole director and our Chief Executive Officer and Chief Financial Officer. Our current employment agreement with Mr. Miller requires him to provide the Company with services equal to 25% of his full-time activities. Even so, if Mr. Miller should no longer serve the Company in his present capacity it would likely have a materially adverse impact on our business and operations. Importantly, we do not have any “key person” life insurance covering the life of Mr. Miller.

Our articles of incorporation grant our board of directors with the power to designate and issue additional shares of common and/or preferred stock.

Our authorized capital consists of 200,000,000 shares of capital stock. Pursuant to authority granted by the Company’s articles of incorporation, our board of directors, without any further action by the shareholders, may designate and issue shares in such classes or series (including classes or series of common stock and/or preferred stock) as it deems appropriate and establish the rights, preferences, and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of classes or series of common stock or preferred stock that may be issued could be superior to the rights of our exiting capital stock. Our board of directors’ ability to designate and issue shares could impede or deter an unsolicited tender offer or takeover proposal. Furthermore, the issuance of additional shares having preferential rights could adversely affect other rights appurtenant to the shares of common stock offered hereby. Any such issuances will dilute the percentage of ownership interest of our shareholders and may dilute the per-share book value of the Company.

Our management, together with certain affiliates, possess controlling voting power with respect to our common stock, which could adversely affect the market price of our common stock.

As of April 12, 2007, our management possessed beneficial ownership of approximately 554,405 shares of our common stock, which represents approximately 10.2% of our common stock. Another significant shareholder, Lantern Advisers LLC, possessed beneficial ownership of approximately 2,583,098 shares of common stock on such date, which represents approximately 47.7% of our common stock. When taken together, our directors, officers and the significant shareholders identified above collectively have beneficial ownership of approximately 57.9% of our common stock. The Minnesota Control Share Acquisition Act, however, currently prohibits Lantern Advisers from exercising voting rights with respect to more than 1,137,340 shares of common stock. As a result, our management and Lantern Advisers currently have the right to vote 1,691,745 common shares, representing approximately 37.4% of the presently exercisable voting rights of our common stock. This represents a significant and controlling portion of the voting power of our common stock. As a result, our management, together with Lantern Advisers, have the ability to exercise significant (but not total) control of our affairs through the election and removal of our entire board of directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. As a result, the market price of our common stock or ultimate sale of our business could be adversely affected.

Our common stock trades only in an illiquid trading market.

Trading of our common stock is conducted on the OTC Bulletin Board. This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of our Company and its common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

Because it is a “penny stock,” you may have difficulty selling shares of our common stock.

Our common stock is a “penny stock” and is therefore subject to the requirements of Rule 15g-9 under the Securities and Exchange Act of 1934. Under this rule, broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. Under applicable regulations, our common stock will generally remain a “penny stock” until and for such time as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), or until we meet certain net asset or revenue thresholds. These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2,000,000 in the event we have been operating for at least three years or $5,000,000 in the event we have been operating for fewer than three years, and the recognition of average revenues equal to at least $6,000,000 for each of the last three years. We do not anticipate meeting any of the foregoing thresholds in the foreseeable future.

The penny-stock rules materially limit the liquidity of securities in the secondary market, and many brokers choose not to participate at all in penny-stock transactions. As a result, there is generally less trading in penny stocks. If you become a holder of our common stock, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

Item 2. Description of Property

URON does not own or lease any real or personal property. Instead, URON relies on Multiband, its former parent, for personnel and office support services pursuant to an agreement dated August 1, 2006, titled “URON Management Agreement.” Under the terms of that agreement, Multiband provides telephone support services to Company customers, and sales fulfillment and support services for the Company with respect to prospective customers. In addition, Multiband processes and prepares invoices to Company customers. In exchange, Multiband charged the Company for fixed up-front fee of $116,500, in addition to the following charges: a customer service and billing charge of $3.25 per subscriber per month, a three percent change on credit card processing, and a $2.00 setup fee for new customers. Accounting and legal assistance procured by Multiband on behalf of the Company is billed at cost. Recurring charges for the above-described services were $74,196 and $39,707 the fiscal years 2006 and 2005, respectively.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Since February 5, 2007, the Company’s no par value common stock has been quoted on the OTC Bulletin Board under the symbol “URON.” The stock was not publicly traded prior to February 5, 2007.

As of March 30, 2007, the Company had 583 record holders of its common stock. The transfer agent for the Company’s common stock is Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209, telephone: (303) 282-4800. The Company has not paid any cash dividends on its common stock and does not currently anticipate doing so in the future.

The Company does not have any compensation plans under which equity securities are authorized for issuance. As of December 31, 2006, the Company had no options or warrants outstanding.

Item 6. Management's Discussion and Analysis or Plan of Operation

Overview:

The Company’s revenues decreased in 2006 compared to 2005 primarily as a result of the Company losing subscribers to competitors, mainly high-speed internet providers. This decrease in revenues continues a trend that the Company’s management has identified. At present, the Company does not have an alternative business plan or effective strategy to mitigate the gradual loss in dial-up internet subscribers. In addition, the Company does not expect to able to decrease in any significant way its costs of providing its dial-up internet service. As a result, the Company expects the trend of declining revenues and net losses to continue in the future.

Results of Operations: Year ended December 31, 2006 versus Year ended December 31, 2005

Revenue

The Company’s revenues decreased 63% to $91,379 in fiscal 2006 from $245,857 in fiscal 2005. The decline in revenues reflects the decline in subscribers of the Company’s dial-up internet services resulting from increased competition primarily from high-speed internet providers.

Costs of Services

The costs of products and services represent internet carrier circuit charges. Internet carrier circuit charges decreased primarily as a result of the Company’s diminishing subscriber base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $121,456 in fiscal 2006 compared to $108,014 in 2005. These expenses consist primarily of commission payments to owners of multi-dwelling units, payments to subcontractors and corporate parent expense allocations for the year ended December 31, 2005 and the period from January 1, 2006 to the date of Multiband's spinoff of the Company. Since the spinoff, the Company has relied on Multiband to provide management services, including telephone support services, sales fulfillment and support services and invoice processing, pursuant to the terms of the URON Management Agreement dated August 1, 2006. This increase in selling, general and administrative expense in 2006 resulted primarily from higher professional fees incurred in connection with the Company’s May 2006 filing of a registration statement under the Securities and Exchange Act of 1934.

Income Tax

The Company had an income tax benefit of $8,800 in 2005 due to adjustments to the full valuation allowance of net deferred tax assets resulting from net operating loss carryforwards and management’s decision that the deferred tax asset may not be fully realizable. No such income tax benefit was available in 2006.

Net Loss

The Company’s experienced net losses of $52,539 and $13,084 for fiscal years 2006 and 2005, respectively. The net losses for 2006 increased from the 2005 loss due primarily to decreased revenues, increased selling, general and administrative expense, and the unavailability of any income tax benefit.

Liquidity and Capital Resources

Overview

The Company had positive working capital of $39,383 and $92,744 at December 31, 2006 and 2005, respectively. During 2006, cash used in operations was $11,477, and the primary uses of cash were to fund the Company’s net loss. These uses were partially offset by non-cash charges related to doubtful accounts. During 2005, cash used in operations was $0, and the primary uses of cash were to fund the Company’s net loss. These uses were partially offset by non-cash charges related to depreciation and amortization.

Cash provided by financing activities was $13,000 and $0 for fiscal years 2006 and 2005, respectively.

Financings and Anticipated Financing Needs

During 2006, the Company’s working capital needs were funded by the sale of short-term debt to four shareholders in December 2006. In these transactions, the Company issued four unsecured promissory notes accruing simple interest at the rate of 12%. The notes become due in June 2007.

The Company does not anticipate that it will require significant capital expenditures over the next 12 months. However, the Company will likely need additional financing to fund its net loss. The Company currently believes that its capital needs over the next 12 months can be funded by loans or the sale of equity. Nevertheless, the Company may not be able to secure financing, if at all, on favorable or acceptable terms. In the absence of additional financing, the Company would likely be forced to consider a variety of strategic alternatives, including but not limited to liquidating some or all of the Company’s assets or discontinuing operations. If the Company is forced to liquidate its assets, it may not be able to realize the carrying value of those assets. Moreover, even if financing is obtained, the Company expects that its ability to continue operations in the future will be materially dependent on its ability to generate or raise sufficient additional working capital.

Off-Balance-Sheet Arrangements

The Company has no off-balance-sheet arrangements.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has published FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN No. 48 applies to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN No. 48 to have a material impact on its financial statements.

Application of Critical Accounting Policies

The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are included in this report on Form 10-KSB filed with the SEC. In most cases, the accounting policies utilized by the Company are the only ones permissible under generally accepted accounting principles for businesses in its industry. However, the application of certain of these policies requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company's results of operations for the period in which the actual amounts become known.

Item 7. Financial Statements

The response to this item is being submitted as a separate section of this report, beginning on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective, based on an evaluation of such controls and procedures as of the end of the period covered by this report.

During the course of their audit of our consolidated financial statements for fiscal 2006, our independent registered public accounting firm, Virchow, Krause & Company, LLP, advised management and the audit committee of our Board of Directors that they had identified a deficiency in internal control. The deficiency is considered to be a material weakness as defined under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the lack of segregation of duties within the financial processes in the Company. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

Changes in internal controls over financial reporting. The Certifying Officers also have indicated that there have been no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter ended December 31, 2006, that have materially affected or are reasonably likely to materially affect such controls.

Item 8B. Other Information

On February 13, 2007, the Company entered into an Employment Agreement with Mr. Donald Miller, Chairman, Chief Executive Officer and Treasurer of the Company. The agreement provides that Mr. Miller will serve as the Company’s Chief Executive Officer through December 31, 2007, unless terminated earlier by the Company for cause, as defined therein. In exchange for his services, the Company agreed to remunerate Mr. Miller by issuing him 500,000 shares of unregistered common stock. The common stock was issued in a private placement exempt from registration under the Securities Act of 1933, by virtue of Sections 4(2) and 4(6) of such Act. The agreement also provides that the Company will provide Mr. Miller with the same benefits and perquisites as are provided from time to time to the Company’s other management-level employees. Currently, the Company provides no benefits or perquisites to any management personnel.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the name, age and position of each person who serves as a director and/or executive officer of URON Inc. as of April 12, 2007:

Name	Age	Position	Dates
Donald Miller	66	Chairman, Chief Executive Officer and Treasurer	Since 2006

Donald Miller is Chairman, Chief Executive Officer and Treasurer of URON and has held those positions since 2005. He is ultimately responsible for the Company’s day-to-day activities. Mr. Miller also serves as Chairman of Multiband Corporation (URON’s former parent) and has been a member of that corporation’s board of directors since 2001. Mr. Miller is also Chairman of Multiband’s audit committee. As such, he reviews and supervises the activities of Multiband’s Chief Executive and Chief Financial Officers. Mr. Miller worked for Schwans Enterprises between 1962 and 2001, primarily as Chief Financial Officer. He is currently employed by Schwans as a special assistant to that corporation’s Chief Executive Officer. His duties as special assistant involve serving on Schwans audit and compensation committees, and providing advice on acquisition matters.

Mr. Miller devotes approximately 25% of his professional time to URON’s business.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons considered to be beneficial owners of more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC and Nasdaq. Officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no applicable filings were required, the Company believes that all such filings were filed on a timely basis for the fiscal year 2006, except that Lantern Advisers, LLC filed a Form 3 with respect to its August 11, 2006 acquisition of 2,383,098 shares of common stock on August 18, 2006.

Code of Ethics

We have adopted a code of ethics governing the conduct of our officers, directors and employees in order to promote honesty, integrity, loyalty and the accuracy of our financial statements. You may obtain a copy of the code of ethics without charge by writing us and requesting a copy, attention: Mr. Donald Miller, 9449 Science Center Drive, New Hope, Minnesota 55428. You may also request a copy by calling us at (763) 504-3000. A copy of the code of ethics is being filed as an exhibit to this report.

Audit Committee and Audit Committee Financial Expert

URON has no audit or compensation committee, in part because the board of directors consists of only one single individual—Mr. Donald Miller. As a result, the entire board of directors itself discharges the duties and responsibilities that would otherwise be required of an audit committee. Mr. Miller has determined that he is able to read and understand fundamental financial statements. In addition, Mr. Miller has past employment experience in finance and accounting. Mr. Miller believes that he would qualify as an “audit committee financial expert” as that term is defined in Item 401(e)(2) of Regulation S-B under the Securities and Exchange Act of 1934. Mr. Miller’s relevant experience includes, among others, his service as the Chief Financial Officer of Schwans and his service on the audit committee of Multiband.

Mr. Miller does not qualify as an “independent director,” as such term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards, and does not meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities and Exchange Act of 1934.

Item 10. Executive Compensation

No compensation is currently paid or was paid in 2006 or 2005 to any director or executive officer of URON. At December 31, 2006, URON had no employment agreements or employee benefit plans with any Company employees. In February 2007, however, the Company entered into an Employment Agreement with Mr. Miller, its Chairman, Chief Executive Officer and Treasurer. The agreement provides that Mr. Miller will serve as the Company’s Chief Executive Officer through December 31, 2007, unless terminated earlier by the Company for cause, as defined therein. In exchange for his services, the Company agreed to remunerate Mr. Miller by issuing him 500,000 shares of unregistered common stock. For financial reporting purposes, the shares were valued at $25,000. The common stock was issued in a private placement exempt from registration under the Securities Act of 1933, by virtue of Sections 4(2) and 4(6) of such Act. The agreement also provides that the Company will provide Mr. Miller with the same benefits and perquisites as are provided from time to time to the Company’s other management-level employees. Currently, the Company provides no benefits or perquisites to any management personnel.

Additional information required by this Item is incorporated by reference to the Company’s definitive proxy statement on Schedule 14A, which is expected to be filed with the SEC on or prior to April 30, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference to the Company’s definitive proxy statement on Schedule 14A, which is expected be filed with the SEC on or prior to April 30, 2007.

Item 12. Certain Relationships and Related Transactions, and Director Independence

The Chairman, Chief Executive Officer and Treasurer of URON is also the Chairman of Multiband, URON’s former parent. Multiband provides personnel and office support for URON’s operations pursuant to the URON Management Agreement, described in Item 2, Part I, above.

Item 13. Exhibits

No.	Description

3.1	Articles of incorporation (incorporated by reference to exhibit 3.1 to the registrant’s Form 10-SB/A filed on July 13, 2006).

3.2	Bylaws (incorporated by reference to exhibit 3.2 to the registrant’s Form 10-SB/A filed on July 13, 2006).

10.1	URON Management Agreement, dated August 1, 2006 (incorporated by reference to exhibit 10.1 to the registrant’s Form 10-QSB for the quarter ended June 30, 2006).

10.2	Employment Agreement with Donald Miller, dated February 13, 2007 (filed herewith).

14	Code of Ethics (filed herewith).

31	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32	Certification Pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

Item 14. Principal Accountant Fees and Services

Information required by this Item is incorporated by reference to the Company’s definitive proxy statement on Schedule 14A, which is expected to be filed with the SEC on or prior to April 30, 2007.

[Remainder of this page intentionally left blank]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2007	URON Inc.

	By:	/s/ Donald Miller
Donald Miller Chief Executive Officer and Chief Financial Officer (Principal executive officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: April 17, 2007	By:	/s/ Donald Miller
Donald Miller Chief Executive Officer and Chief Financial Officer (Principal executive officer, financial and accounting officer) and Sole Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
URON Inc.
New Hope, MN

We have audited the accompanying balance sheets of URON Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over the financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of URON Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has operating losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
April 6, 2007

URON INC.
BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

ASSETS
CURRENT ASSETS	2006	2005
Cash	$1,523	$-
Accounts receivable, net	1,551	4,957
Related party receivable	-	103,625
Other current assets	67,958	-
Total current assets	71,032	108,582

Computer software	-	4,570
Less: accumulated amortization	-	(4,392)

Computer software, net	-	178

TOTAL ASSETS	$71,032	$108,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term debt	$14,000	$-
Accounts payable	10,401	11,247
Deferred revenue	2,167	4,591
Accrued interest	167	-
Related party payable	4,914	-
Total current liabilities	31,649	15,838

STOCKHOLDERS’ EQUITY
Common stock, no par value (200,000,000 shares authorized, 4,710,255 and 10,000,000 shares issued and outstanding)	234,800	235,800
Accumulated deficit	(195,417)	(142,878)
Total stockholders’ equity	39,383	92,922

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,032	$108,760

See accompanying notes to financial statements.

URON INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006		2005
	Amount	Percent	Amount	Percent

REVENUES	$91,379	100.0%	$245,857	100.0%

COSTS AND EXPENSES
Cost of products and services (exclusive of amortization shown separately below)	22,295	24.4%	79,748	32.5%
Selling, general and administrative	121,456	132.9%	108,014	43.9%
Amortization	-	-%	79,979	32.5%

Total Costs and Expenses	143,751	157.3%	267,741	108.9%

LOSS FROM OPERATIONS	(52,372)	(57.3%)	(21,884)	(8.9%)

OTHER INCOME (EXPENSE)
Interest expense	(167)	(0.2%)	-	-%
LOSS BEFORE BENEFIT FROM INCOME TAXES	(52,539)	(57.5%)	(21,884)	(8.9%)

INCOME TAX BENEFIT	-	-%	(8,800)	(3.6%)

NET LOSS	$(52,539)	(57.5%)	$(13,084)	(5.3%)

BASIC AND DILUTED - LOSS PER COMMON SHARE	$(0.01)		$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	7,535,609		10,000,000

See accompanying notes to financial statements.

URON INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Shares of Common Stock	Common Stock	Accumulated Deficit	Total Stockholders’ Equity

BALANCE - DECEMBER 31, 2004	10,000,000	$235,800	$(129,794)	$106,006

Net loss	-	-	(13,084)	(13,084)

BALANCE - DECEMBER 31, 2005	10,000,000	235,800	(142,878)	92,922

Repurchase of stock	(5,289,745)	(1,000)	-	(1,000)

Net loss	-	-	(52,539)	(52,539)

BALANCE - DECEMBER 31, 2006	4,710,255	$234,800	$(195,417)	$39,383

See accompanying notes to financial statements.

URON INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

OPERATING ACTIVITIES

Net loss	$(52,539)	$(13,084)
Adjustments to reconcile net loss to cash flows from operating activities:
Amortization	-	79,979
Change in allowance for doubtful accounts receivable	(6,700)	5,000
Loss on disposal of computer software	178	-
Changes in operating assets and liabilities:
Accounts receivable	10,106	5,005
Related party receivable	103,625	(20,004)
Other current assets	(67,958)	-
Accounts payable	(846)	(16,694)
Deferred revenue	(2,424)	(10,202)
Accrued interest	167	-
Deferred tax liability	-	(30,000)
Related party payable	4,914	-
Net cash flows from operating activities	(11,477)	-

FINANCING ACTIVITIES
Proceeds from short-term debt	14,000	-
Payment to repurchase common stock	(1,000)	-
Net cash flows from financing activities	13,000	-

INCREASE (DECREASE) IN CASH	1,523	-

CASH, BEGINNING OF YEAR	-	-

CASH, END OF YEAR	$1,523	$-

See accompanying notes to financial statements.

URON INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Note 1 - Summary of Significant Accounting Policies

Nature of business - URON Inc. (the Company or URON) was incorporated on November 4, 2001 in the state of Minnesota. The Company provides dial-up internet services to a business enterprise and to subscribers in multi-dwelling units in Texas, Illinois, Florida, Massachusetts, Minnesota, Michigan and South Carolina.

Prior to August 10, 2006, URON was wholly-owned by Multiband Corporation ("Multiband"). On August 10, 2006, Multiband distributed approximately 49% of its ownership to the holders of Multiband's common stock and certain other contingent rights holders, pro rata based on their ownership (the "Spin-Off").

On August 10, 2006, certain Multiband shareholders of record and certain contingent right holders were issued a stock dividend of URON common stock based on the holders’ ownership of Multiband shares or rights as of May 1, 2006. The holders received .05 shares of URON common stock for each share or right to a share of Multiband common stock held on the record date. This stock dividend (the "Spin-Off") was equal to approximately 49% of Multiband’s ownership in URON, and included 581,609 shares ("Contingent Shares") which continue to be held in trust by Multiband for the benefit of certain Multiband warrant holders as of December 31, 2006. The Contingent Shares will be delivered to these persons if and when the warrants are exercised. If the warrants expire unexercised, the Contingent Shares will default to Multiband. Prior to the Spin-Off, Multiband redeemed 5.3 million of the 10 million shares of URON stock outstanding as of June 30, 2006, resulting in 4.7 million shares outstanding as of the date of the Spin-Off.

On August 11, 2006, Multiband sold its remaining approximate 51% interest in URON to Lantern Advisers, LLC for $75,000 in cash. URON also signed a one year management agreement with Multiband effective August 1, 2006. This agreement called for a fixed payment of $116,500 plus additional fees for specified services as described in the agreement.

During the years ended December 31, 2006 and 2005, URON was provided certain services from Multiband and a related Multiband subsidiary, including general bookkeeping and customer services. The selling, general and administrative expense on the statement of operations includes $74,196 and $39,707 related to these services for the years ended December 31, 2006 and 2005, respectively.

The financial information included herein does not necessarily reflect what the financial position and results of operations of URON would have been had it operated as a stand-alone entity during the periods covered, and may not be indicative of future operations or financial position.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2006 and 2005, the Company reported net losses of $52,539 and $13,084, respectively. At December 31, 2006, the Company had an accumulated deficit of $195,417. The Company intends to fund its short-term (i.e. next twelve months) capital needs, which it believes to be minor, from future stockholder loans or equity contributions.

URON INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Accounts receivable - At December 31, 2006 and 2005, URON had allowances for doubtful accounts of $3,300 and $10,000, respectively. URON believes its accounts receivable are fully collectible, net of allowance. Accounts receivable over 60 days are considered past due. The Company accrues interest on past due accounts receivables. If accounts receivable are determined uncollectible, they are charged to expense in the year that determination is made. URON extends unsecured credit to customers in the normal course of business.

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

Cash receipts collected by MSS are netted with payments to URON's vendors, also made by MSS. These transactions were recorded as a related party receivable until Multiband sold its interest in URON. These transactions are now recorded as a payable to MSS. As of December 31, 2006, the outstanding balance of the related party payable was $4,914 compared to $103,625 related party receivable at December 31, 2005.

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

Amortization - Computer software is recorded at the fair value based on the purchase price allocation. Amortization is provided for using the straight-line method over the estimated useful life of 15 months. Maintenance, repairs and minor renewals are expensed when incurred. There was $0 and $714 of amortization expense for the years ended December 31, 2006 and 2005, respectively.

Intangible Assets - URON amortized its subscriber list over its estimated useful life of two years using the straight-line method. Amortization expense was $0 and $79,979 for the years ended December 31, 2006 and 2005, respectively.

Contingent liability - The Company had a contingent liability that was recorded at the fair value of the stock escrow based on the purchase price allocation from Multiband. The terms of the escrow are as follows: 50,000 shares to be released upon URON providing the parent (Multiband) with documentation satisfactory to the parent (Multiband) of a release from a certain vendor or any related entity of all liabilities incurred to a certain vendor by URON; 120,000 shares to be released in 40,000 share increments upon the parent's (Multiband) receipt of distributable gross profits, generated by certain customers, in increments of $75,000 cash. The escrow terminated December 31, 2005; any shares not released were rescinded to the parent (Multiband), and retired into treasury stock of the parent (Multiband). The value of the shares rescinded of $222,700 was recorded as an offset to amortization expense for the year ended December 31, 2005.

URON INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Revenue Recognition - URON earns revenue through monthly user charges to its dial-up internet subscribers. URON recognizes revenue in accordance with the Securities Exchange Commission's Staff Accounting Bulletin No. 104 (SAB 104) "Revenue Recognition", which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered.

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

Selling, General and Administrative Expense - Selling, general and administrative expenses consist of payments to subcontractors, commission payments to owners of multi-dwelling-units and corporate parent expense allocations for the year ended December 31, 2005 and the period from January 1, 2006 to the date of the spin off.

Net Loss per Common Share - Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding. The Company did not have any common share equivalents during the years ended December 31, 2006 and 2005.

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

Legal Proceedings - URON may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of its business. As of December 31, 2006, URON is not a party to any material legal proceedings.

URON INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Recently Issued Accounting Pronouncements - The FASB has published FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN No. 48 to have a material impact on the financial statements.

Note 2 - Short-term Debt

In December 2006, the Company entered into short-term debt agreements with 4 of its shareholders. These unsecured notes amount to $3,500 each, due and payable in June 2007 with simple interest at 12.0%. One of the notes is with the CEO and director of the Company.

Note 3 - Income Taxes

URON utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary difference between the financial statement and income tax reporting bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance to the extent that realization is not assured. For the period prior to the Spin-Off, URON has filed a consolidated tax return with the parent company, Multiband Corporation. All of the net operating losses prior to the spin-off were allocated to the parent company (Multiband) and no deferred tax assets or liabilities have been recorded. For the period following the Spin-Off, the Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits.

The Company has generated federal and state net operating losses of approximately $50,000 which, if not used, will begin to expire in 2026. Future changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards.

The Company recorded a benefit from income taxes of $0 and $8,800 for the years ended December 31, 2006 and 2005, respectively.

Prior to the spin off, the Company has been included in the consolidated federal income tax return of the parent. Information for December 31, 2005 below is presented as if the Company were a separate taxpayer.

URON INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

The benefit for income taxes consists of the following for the:
	Years Ended December 31,
	2006	2005
Current expense (benefit):
Federal	$-	$18,000
State	-	3,200
Deferred	-	(30,000)
	$-	$(8,800)

Components of net deferred income taxes are as follows at December 31:
	2006	2005
Deferred income tax assets:
Net operating loss carryforwards	20,000	$-
Less valuation allowance	(20,000)	-
Net deferred income tax assets	$-	$-

Reconciliation between the statutory rate and the effective tax rate for the years ended December 31, as follows:
	2006	2005
Federal statutory tax rate benefits	(34%)	(34%)
State tax, net of federal benefit	(6%)	(6%)
Change in valuation allowance	40%	-
Effective tax rate	-	(40%)

Note 4 - Major Customer

The Company had sales to one customer that accounted for 19.9% and 25.0% of total revenue, for the years ended December 31, 2006 and 2005, respectively. Accounts receivable from the same customer accounted for approximately 25% and 31% of total accounts receivable at December 31, 2006 and 2005, respectively.

Note 5 - Subsequent Events

The Company entered into an employment agreement with Don Miller in February 2007. The Company will issue 500,000 shares of common stock to Mr. Miller in consideration of services to be performed. The shares were valued at $25,000 using the fair market value of the stock on the date of the agreement.

In February 2007, the Company entered into an agreement with Lantern Advisers, LLC to issue 200,000 shares valued at $0.10 per share in consideration for services which have been and will be provided during 2007.

In March 2007, the Company borrowed $59,500 from its shareholders. These notes are unsecured, due and payable in June 2007 with simple interest at 12%. $3,500 of the amount borrowed was from the Company’s CEO and director of the Company and $26,250 was borrowed from a greater than 5% shareholder.

EXHIBIT INDEX

No.	Description

3.1	Articles of incorporation (incorporated by reference to exhibit 3.1 to the registrant’s Form 10-SB/A filed on July 13, 2006).

3.2	Bylaws (incorporated by reference to exhibit 3.2 to the registrant’s Form 10-SB/A filed on July 13, 2006).

10.1	URON Management Agreement, dated August 1, 2006 (incorporated by reference to exhibit 10.1 to the registrant’s Form 10-QSB for the quarter ended June 30, 2006).

10.2	Employment Agreement with Donald Miller, dated February 13, 2007 (filed herewith).

14	Code of Ethics (filed herewith).

31	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32	Certification Pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).