Form 10QSB
period 2007-03-31
URON INC
filed 2007-05-16
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-52015

URON Inc.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	47-0848102
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2007, the following securities of the Registrant were outstanding: 5,410,225 shares of common stock, no par value per share.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

URON Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

URON INC.
BALANCE SHEETS

	March 31, 2007 (unaudited)	December 31, 2006 (audited)
ASSETS
CURRENT ASSETS
Cash	$49,520	$1,523
Accounts receivable, net	1,346	1,551
Other current assets	74,083	67,958
Total current assets	124,949	71,032

TOTAL ASSETS	$124,949	$71,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term debt	$73,500	$14,000
Accounts payable	16,297	10,401
Deferred revenue	3,075	2,167
Accrued interest	1,090	167
Related party payable	704	4,914
Total current liabilities	94,666	31,649

STOCKHOLDERS’ EQUITY
Common stock, no par value (200,000,000 shares authorized, 5,410,255 and 4,710,255 shares issued and outstanding)	279,800	234,800
Accumulated deficit	(249,517)	(195,417)
Total stockholders’ equity	30,283	39,383

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$124,949	$71,032

See accompanying notes to financial statements.

URON INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Three Months Ended
	March 31, 2007 (unaudited)		March 31, 2006 (unaudited)
	Amount	Percent	Amount	Percent

REVENUES	$14,319	100.0%	$37,012	100.0%

COSTS AND EXPENSES
Cost of products and services	1,034	7.2%	12,082	32.7%
Selling, general and administrative	66,462	464.2%	18,070	48.8%

Total Costs and Expenses	67,496	471.4%	30,152	81.5%

INCOME(LOSS) FROM OPERATIONS	(53,177)	(371.4%)	6,860	18.5%

OTHER EXPENSE
Interest expense	(923)	(6.4%)	-	-%
INCOME(LOSS) BEFORE EXPENSE FROM INCOME TAXES	(54,100)	(377.8%)	6,860	18.5%

INCOME TAX EXPENSE	-	-	2,700	7.3%

NET INCOME(LOSS)	$(54,100)	(377.8%)	$4,160	11.2%

BASIC AND DILUTED - LOSS PER COMMON SHARE	$(0.01)		$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	5,021,366		10,000,000

See accompanying notes to financial statements.

URON INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2007	2006

OPERATING ACTIVITIES

Net income (loss)	$(54,100)	$4,160
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Change in allowance for doubtful accounts receivable	(1,200)	2,500
Changes in operating assets and liabilities:
Accounts receivable	1,405	(1,561)
Other current assets	38,875	-
Accounts payable	5,896	(2,317)
Deferred revenue	908	-
Accrued interest	923	-
Related party payable	(4,210)	(2,782)
Net cash flows from operating activities	(11,503)	-

FINANCING ACTIVITIES
Proceeds from notes payable	59,500	-
Net cash flows from financing activities	59,500	-

INCREASE IN CASH	47,997	-

CASH, BEGINNING OF PERIOD	1,523	-

CASH, END OF PERIOD	$49,520	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Common stock issued in lieu of cash for prepaid management services	$45,000	$-

See accompanying notes to financial statements.

URON INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies

Presentation

The accompanying financial statements were prepared by URON Inc. ("URON" or the "Company") without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures made herein are adequate to make the information presented not misleading.

In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the financial condition, results of operations, and cash flows for the periods presented. Results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 2006 and notes thereto in its Form 10-KSB for the year ended December 31, 2006.

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

On August 10, 2006, certain Multiband shareholders of record and certain contingent right holders were issued a stock dividend of URON common stock based on the holders’ ownership of Multiband shares or rights as of May 1, 2006. The holders received .05 shares of URON common stock for each share or right to a share of Multiband common stock held on the record date. This stock dividend (the "Spin-Off") was equal to approximately 49% of Multiband’s ownership in URON, and included 581,609 shares ("Contingent Shares") which continue to be held in trust by Multiband for the benefit of certain Multiband warrant holders as of December 31, 2006. The Contingent Shares will be delivered to these persons if and when the warrants are exercised. If the warrants expire unexercised, the Contingent Shares will default to Multiband. Prior to the Spin-Off, Multiband redeemed approximately 5.3 million of the 10 million shares of URON stock outstanding as of June 30, 2006, resulting in approximately 4.7 million shares outstanding as of the date of the Spin-Off.

URON INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

On August 11, 2006, Multiband sold its remaining approximate 51% interest in URON Inc. to Lantern Advisors, LLC for $75,000 in cash. URON also signed a one year management agreement with Multiband effective August 1, 2006. This agreement calls for a fixed payment of $116,500 plus additional fees for specified services as described in the agreement (a copy of which is filed as an exhibit to URON's Report on Form 10-QSB for the period ended June 30, 2006).

During the three months ended March 31, 2007 and 2006, URON was provided certain services from Multiband and a related Multiband subsidiary, including general bookkeeping and customer services. The statement of operations reflects charges for these services included $37,138 and $8,826 for the three months ended March 31, 2007 and 2006, respectively.

The financial information included herein does not necessarily reflect what the financial position and results of operations of URON would have been had it operated as a stand-alone entity during the three months ended March 31, 2006, and may not be indicative of future operations or financial position.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2007 and 2006, the Company reported net income (loss) of ($54,100) and $4,160, respectively. At March 31, 2007, the Company had an accumulated deficit of $249,517. The Company intends to fund its short-term (i.e., next twelve months) capital needs, which it believes to be minor, from positive cash flow and future shareholder loans or equity contributions.

Accounts receivable - At March 31, 2007 and December 31, 2006, URON had allowances for doubtful accounts of $2,100 and $3,300, respectively. URON believes its accounts receivable are fully collectible, net of allowance. Accounts receivable over 60 days are considered past due. The Company accrues interest on past due accounts receivable. If accounts receivable are determined uncollectible, they are charged to expense in the year that determination is made. URON extends unsecured credit to customers in the normal course of business.

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

Cash receipts collected by MSS are netted with payments to URON's vendors, also made by MSS. These transactions were recorded as a related party receivable until Multiband sold its interest in URON. These transactions are now recorded as a payable to MSS. As of March 31, 2007, the outstanding balance of the related party receivable was $704 compared to $4,914 at December 31, 2006.

URON INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

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

Selling, General and Administrative Expense - Selling, general and administrative expenses consist of payments to subcontractors, commission payments to owners of multi-dwelling-units and corporate parent expense allocations for the period from January 1, 2006 to the date of the Spin-Off.

Net Loss per Common Share - Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding. The Company did not have any common share equivalents during the three months ended March 31, 2007 and 2006.

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

URON INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

Legal Proceedings - URON may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of its business. As of May 15, 2007, URON is not a party to any material legal proceedings.

Recently Issued Accounting Pronouncements - In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument SFAS No. 159 does not affect any exiting accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position and results of operations.

Note 2 - Short-term Debt

In December 2006, the Company entered into short-term debt agreements with four of its shareholders. These unsecured notes amount of $3,500 each, due and payable in June 2007 with simple interest at 12.0%. One of the notes is with the CEO and director of the Company.

In March 2007, the Company borrowed $59,500 from its shareholders. These notes are unsecured, due and payable in June 2007 with simple interest at 12%. $3,500 of the amount borrowed was from the Company’s CEO and director of the Company and $26,250 was borrowed from a greater than 5% shareholder.

Note 3 - Service Agreements

The Company entered into an employment agreement with Don Miller in February 2007. The Company issued 500,000 shares of common stock to Mr. Miller in consideration of services that have been and will be provided during 2007. The shares were valued at $25,000 using the fair market value of the stock on the date of the agreement.

In February 2007, the Company entered into an agreement with Lantern Advisers, LLC to issue 200,000 shares valued at $0.10 per share in consideration for services that have been and will be provided during 2007.

URON INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006

Note 4 - Income Taxes

URON utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary difference between the financial statement and income tax reporting bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance to the extent that realization is not assured. For the period prior to the Spin-Off, URON has filed a consolidated tax return with the parent company, Multiband Corporation. All of the net operating losses prior to the Spin-Off were allocated to the parent company (Multiband) and no deferred assets or liabilities have been recorded. For the period following the Spin-Off, the Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits.

Effective January 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes,” to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109 (‘SFAS 109”), “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements.

Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. The Comp[any has determined that there is no impact on the financial results for the three months ended March 31, 2007.

The Company has generated federal and state net operating losses of approximately $50,000 which, if not used, will begin to expire in 2026. Future changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards.

The Company recorded a provision for income taxes of $0 and $2,700 for the three months ended March 31, 2007 and 2006, respectively.

Note 5 - Major Customer

The Company did not have a major customer for the three months ended March 31, 2007. The Company had sales to one customer that accounted for 30.1% of total revenue for the three months ended March 31, 2006. Accounts receivable from the same customer accounted for approximately 25% of total accounts receivable at December 31, 2006.

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

Approximately 15% of the Company's customer base, accounting for approximately 3.7% of its revenues, is a chain of fast food restaurants, Doctor's Associates, Inc. d/b/a Subway. In the three months ended March 31, 2007, Subway discontinued its business with us. We anticipate that we will have difficulty replacing the Subway revenue in a short period of time.

URON has no full-time employees as of March 31, 2007. The Company utilizes billing and customer service personnel from its former parent, Multiband. Multiband is continuing to provide such services after the Spin-Off pursuant to a written agreement dated August 1, 2006.

URON does not own or lease any real or personal property. Instead, URON relies on Multiband, its former parent, for personnel and office support services pursuant to an agreement dated August 1, 2006, titled "URON Management Agreement." Under the terms of that agreement, Multiband provides telephone support services to Company customers, and sales fulfillment and support services for the Company with respect to prospective customers. In addition, Multiband processes and prepares invoices to Company customers. In exchange, Multiband charged the Company for fixed up-front fee of $116,500, in addition to the following charges: a customer service and billing charge of $3.25 per subscriber per month, a three percent change on credit card processing and a $2.00 setup fee for new customers. Accounting and legal assistance procured by Multiband on behalf of the Company is billed at cost. Recurring charges for the above-described services were $37,138 and $8,826 for the three months ended March 31, 2007 and 2006, respectively.

Risk Factors

URON's operations are subject to a number of risks. If any of the risks described below actually occur, the business, financial condition or operating results of URON could be materially adversely affected.

Net Income (Loss)

URON had net income (loss) of ($54,100) and $4,160 for the three months ended March 31, 2007 and 2006, respectively, and had an accumulated deficit of $249,517 as of March 31, 2007. The Company may be unable to attain or sustain profitability. If URON cannot sustain and increase profitability from operating activities, it may not be able to meet its working capital needs.

Dependence on Single Major Customer

Our single largest customer, a chain of fast food restaurants, Doctor's Associates, Inc. d/b/a Subway, terminated our services during the three months ended March 31, 2007. We will have difficulty replacing the Subway revenue in the near term.

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

Market and Competition

Based on our interpretations of a market study conducted by the Pew Internet and American Life Project in April 2006, there are approximately 147 million adult internet users. Of these, approximately 62% have broadband or high-speed internet and spend on average $38-41 per month for the service and access. The remaining users connect to the internet generally though dial-up analog computer modems and spend on average $18 per month for the service and access.

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

Despite the Company's efforts, it has been difficult for the Company to effectively compete against providers of broadband and other high-speed internet connections. In general, this is because broadband and digital service lines:

•	are very fast—almost 10 to 20 times faster than a dial-up modem connection

•	can be left on at all times, with no time wasted waiting for a connection

•	share telephone lines so that calls are not missed

•	generally do not result in additional dial-up/usage charges

•	are able to connect to link a number of computers together and create a network; and

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

We had a net loss for fiscal year 2006 in the amount of $52,539, or $0.01 per share, and we had an accumulated deficit as of December 31, 2006 of $195,417. We had a net loss for the three months ended March 31, 2007 in the amount of $54,100 and had an accumulated deficit as of March 31, 2007 of $249,517. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. We believe that our ability to continue as a going concern depends, in large part, on our ability to generate sufficient revenues and, if necessary, raise additional capital through subsequent financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

Results of Operations

Three Months Ended March 1, 2007 versus Three Months Ended March 31, 2006

Revenues

URON Inc.'s revenues decreased from $37,012 in the first quarter of 2006 to $14,319 in the first quarter of 2007, reflecting the decline in subscribers of the Company's dial up internet services due to increased competition from high-speed internet providers and loss of our largest customers.

Cost of Products and Services

The Company's cost of products and services, which consist of internet carrier circuit charges, decreased by approximately 91% to $1,034 for the quarter ended March 31, 2007 compared to $12,082 for the same quarter last year. The decrease in costs is directly related to the decrease in customers and revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $66,462 in the first quarter of 2007 versus $18,070 in the prior year period, reflecting increased legal and accounting costs and increased costs for call center billing and support pursuant to the Multiband agreement.

Income Tax

The Company recorded no income tax expense in the first quarter of 2007 compared to an income tax expense of $2,700 in the first quarter of 2006, reflecting adjustments to the valuation allowance of net deferred tax assets resulting from net operating loss carryforwards. For the period following the Spin-Off, the Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits.

Net Loss

URON had a net loss of $54,100 in the first quarter of 2007 versus net income of $4,160 in the prior year period. The loss in 2007 was primarily due to decreased revenues and increased selling, general, and administrative expense.

Liquidity and Capital Resources

URON's working capital needs in the first three months of 2006 were funded principally by its former parent, Multiband. Multiband funding ceased, effective August 11, 2006. The Company intends to fund its short term (i.e., next twelve months) capital needs, which it believes to be minor, from positive cash flow, shareholder loans, or equity contributions. During the three months ended March 31, 2007, the Company received $59,500 in proceeds of non-convertible shareholder notes.

Financings and Anticipated Financing Needs

During 2006, the Company's working capital needs were funded by the sale of short-term debt to four shareholders in December 2006. In these transactions, the Company issued four unsecured promissory notes accruing simple interest at the rate of 12%. The Company issued additional identical promissory notes during the first quarter of fiscal 2007, for gross proceeds of $59,500. All of the notes (2006 and 2007 issuances) become due in June 2007.

The Company does not anticipate that it will require significant capital expenditures over the next 12 months. However, the Company will likely need additional financing to fund its net loss. The Company currently believes that its capital needs over the next 12 months can be funded by loans or the sale of equity. Nevertheless, the Company may not be able to secure financing, if at all, on favorable or acceptable terms. In the absence of additional financing, the Company would likely be forced to consider a variety of strategic alternative, including but not limited to liquidating some or all of the Company's assets or discontinuing operations. If the Company is forced to liquidate its assets, it may not be able to realize the carrying value of those assets. Moreover, even if financing is obtained, the Company expects that its ability to continue operations in the future will be materially dependent on its ability to generate or raise sufficient additional working capital.

Accounting Pronouncements and Policies

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its respective financial position and result of operations.

Application of Critical Accounting Policies

The Company's significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are included in the Company's Registration Statement Form 10-SB filed with the Securities and Exchange Commission. In most cases, the accounting policies utilized by the Company are the only ones permissible under Generally Accepted Accounting Principles for businesses in its industry. However, the application of certain of these policies requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company's results of operations for the period in which the actual amounts become known. The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in the Management Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2006.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

On March 31, 2007, URON's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that URON's disclosure controls and procedures are effective.

During the course of their audit of our consolidated financial statements for fiscal 2006, our independent registered public accounting firm, Virchow, Krause & Company, LLP, advised management and the audit committee of our Board of Directors that they had identified a deficiency in internal control. The deficiency is considered to be a material weakness as defined under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the lack of segregation of duties within the financial processes in the Company. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company's operations.

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

Dated: May 16, 2007	URON Inc.
(Registrant)

	By:	/s/ Donald Miller
Donald Miller
Chief Executive Officer and Chief Financial Officer (Signing as Principal Executive Officer, Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant.)