Form 10QSB
period 2007-06-30
URON INC
filed 2007-08-15
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007 or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2007, the following securities of the Registrant were outstanding: 7,510,255 shares of common stock, no par value per share.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

URON Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

URON INC.
BALANCE SHEETS

	June 30, 2007 (unaudited)	December 31, 2006 (audited)
ASSETS
CURRENT ASSETS
Cash	$2,823	$1,523
Accounts receivable, net	2,212	1,551
Related party receivable	6,177	-
Other current assets	32,208	67,958
Total current assets	43,420	71,032

TOTAL ASSETS	$43,420	$71,032

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Short-term debt	$73,500	$14,000
Accounts payable	20,188	10,401
Deferred revenue	4,040	2,167
Accrued interest	-	167
Related party payable	-	4,914
Total current liabilities	97,728	31,649

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, no par value (200,000,000 shares authorized, 5,410,255 and 4,710,255 shares issued and outstanding)	279,800	234,800
Accumulated deficit	(334,108)	(195,417)
Total stockholders’ equity (deficit)	(54,308)	39,383

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$43,420	$71,032

See accompanying notes to financial statements.

URON INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2007 (unaudited)	June 30, 2006 (unaudited)	June 30, 2007 (unaudited)	June 30, 2006 (unaudited)

REVENUES	$16,106	$24,199	$30,425	$61,211

COSTS AND EXPENSES
Cost of products and services	512	5,726	1,546	17,808
Selling, general and administrative	98,711	21,718	165,173	39,788

Total Costs and Expenses	99,223	27,444	166,719	57,596

INCOME(LOSS) FROM OPERATIONS	(83,117)	(3,245)	(136,294)	3,615

OTHER EXPENSE
Interest expense	(1,474)	-	(2,397)	-
INCOME(LOSS) BEFORE EXPENSE FROM INCOME TAXES	(84,591)	(3,245)	(138,691)	3,615

INCOME TAX EXPENSE (BENEFIT)	-	(1,255)	-	1,445

NET INCOME(LOSS)	$(84,591)	$(1,990)	$(138,691)	$2,170

BASIC AND DILUTED – LOSS PER COMMON SHARE	$(0.02)	$(0.00)	$(0.03)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	5,410,255	10,000,000	5,216,885	10,000,000

See accompanying notes to financial statements.

URON INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2007	2006

OPERATING ACTIVITIES

Net income (loss)	$(138,691)	$2,170
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Change in allowance for doubtful accounts receivable	(900)	(4,400)
Changes in operating assets and liabilities:
Accounts receivable	239	7,998
Other current assets	80,750	-
Accounts payable	9,787	(2,565)
Deferred revenue	1,873	(580)
Accrued interest	(167)	-
Related party receivable/payable	(11,091)	(2,623)
Net cash flows from operating activities	(58,200)	-

FINANCING ACTIVITIES
Proceeds from notes payable	59,500	-
Net cash flows from financing activities	59,500	-

INCREASE IN CASH	1,300	-

CASH, BEGINNING OF PERIOD	1,523	-

CASH, END OF PERIOD	$2,823	$-

CASH PAID FOR INTEREST	$2,564	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Common stock issued in lieu of cash for prepaid management services	$45,000	$-

See accompanying notes to financial statements.

URON INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

Note 1 – Summary of Significant Accounting Policies

Presentation

The accompanying financial statements were prepared by URON Inc. (“URON” or the “Company”) without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures made herein are adequate to make the information presented not misleading.

In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the financial condition, results of operations, and cash flows for the periods presented. Results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2006 and notes thereto in its Form 10-KSB for the year ended December 31, 2006.

Nature of business– URON Inc. (the Company or URON) was incorporated on November 4, 2001 in the State of Minnesota. The Company provides dial-up internet services to a business enterprise and to subscribers in multi-dwelling units in Texas, Illinois, Florida, Massachusetts, Minnesota, Michigan and South Carolina.

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

On August 11, 2006, Multiband sold its remaining approximate 51% interest in URON to Lantern Advisers, LLC for $75,000 in cash. URON also signed a one-year management agreement with Multiband effective August 1, 2006. This agreement called for a fixed payment of $116,500 plus additional fees for specified services as described in the agreement.

During all periods presented, URON was provided certain services from Multiband and a related Multiband subsidiary, including general bookkeeping and customer services.

URON INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

The selling, general and administrative expense on the statement of operations includes $36,981 and $6,600 related to these services for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006 the charges for services reflected in the statement of operations is $74,119 and $15,426, respectively.

The financial information included herein does not necessarily reflect what the financial position and results of operations of URON would have been had it operated as a stand-alone entity during the three and six months ended June 30, 2006, and may not be indicative of future operations or financial position.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2007 and 2006, the Company reported net income (loss) of ($138,691) and $2,170, respectively. At June 30, 2007, the Company had an accumulated deficit of $334,108. The Company intends to fund its short-term (i.e. next twelve months) capital needs, which it believes to be minor, from future stockholder loans or equity contributions (See Note 6).

Accounts receivable - At June 30, 2007 and December 31, 2006, URON had allowances for doubtful accounts of $2,400 and $3,300, respectively. URON believes its accounts receivable are fully collectible, net of allowance. Accounts receivable over 60 days are considered past due. The Company accrues interest on past due accounts receivables. If accounts receivable are determined uncollectible, they are charged to expense in the year that determination is made. URON extends unsecured credit to customers in the normal course of business.

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

Cash receipts collected by MSS are netted with payments to URON's vendors, also made by MSS. These transactions are recorded as a related party receivable/payable. As of June 30, 2007, the outstanding balance of the related party receivable was $6,177 compared to a payable of $4,914 at December 31, 2006.

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

URON INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

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

Selling, General and Administrative Expense - Selling, general and administrative expenses consist of payments to subcontractors, commission payments to owners of multi-dwelling-units and corporate parent expense allocations for the period from January 1, 2006 to the date of the spin off.

Net Loss per Common Share - Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding. The Company did not have any common share equivalents during the three and six months ended June 30, 2007 and 2006.

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

Legal Proceedings - URON may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of its business. As of August 14, 2007, URON is not a party to any material legal proceedings.

Recently Issued Accounting Pronouncements - In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on their respective financial position and results of operations.

URON INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

Note 2 – Short-term Debt

In December 2006, the Company entered into short-term debt agreements with four of its shareholders. These unsecured notes amount to $3,500 each, due and payable in June 2007 with simple interest at 12.0%. One of the notes is with the CEO and director of the Company.

In March 2007, the Company borrowed $59,500 from certain shareholders. These notes are unsecured, due and payable in June 2007 with simple interest at 12%. $3,500 of the amount borrowed was from the Company’s CEO and director of the Company and $26,250 was borrowed from a greater than 5% shareholder.

Accrued interest on all notes was paid in full in the amount of $2,564.

Subsequent to quarter end, all notes were converted to common stock (See Note 6).

Note 3 – Service Agreements

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

Note 4 – Income Taxes

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting interim periods, disclosure and transition.

URON INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

The Company has completed its evaluation of the effects of FIN 48 and has concluded that there are no significant unrecognized tax benefits. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the statement of operations. The Company is subject to federal tax examinations by tax authorities for the 2006 tax year. The Company is open to state tax audits until the applicable statute of limitations expires.

The Company has generated federal and state net operating losses of approximately $50,000 which, if not used, will begin to expire in 2026. Future changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards.

The Company recorded a provision for (benefit from) income taxes of $0 and ($1,255) for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the provision for (benefit from) income taxes was $0 and $1,445, respectively.

Note 5 – Major Customer

The Company did not have a major customer for the three or six months ended June 30, 2007. The Company had sales to one customer that accounted for 24% of total revenues for the six months ended June 30, 2006. Accounts receivable from the same customer accounted for approximately 12% of total accounts receivable at June 30, 2006.

Note 6 – Subsequent Events

On July 2, 2007, the Company offered and sold 2,100,000 shares of the Company’s common stock in a private placement exempt from registration under the Securities Act of 1933.

In connection with the private placement, the Company entered into a Conversion Agreement with each purchaser of the shares. In each Conversion Agreement, shares were offered and sold in full satisfaction of the Company’s outstanding principal balances on certain promissory notes aggregating $73,500, at the per-share price of $0.035. Prior to the conversions, the Company had fully satisfied all accrued but unpaid interest owing under the promissory notes. In the transaction, Donald Miller, the Company’s Chief Executive Officer and a director of the Company, received 100,000 shares in satisfaction of a $3,500 promissory note held by him. Lantern Advisers, LLC, the holder of approximately 47.8% of the Company’s outstanding common stock, received 550,000 shares in satisfaction of a $19,250 promissory note. The terms and conditions of the Conversion Agreements entered into with Mr. Miller and Lantern Advisers were in all respects identical to those entered into with other holders of promissory notes.

On July 5, 2007, the Company entered into a $20,000 unsecured promissory note with Lantern Advisors, LLC, a shareholder of the company. The promissory note bears an interest rate of twenty-four (24) percent per annum and matures on July 5, 2008. The note provides for interest to be paid on a monthly basis and for principal to be due and payable at the end of the one-year term. As further consideration for the financing, the Company issued a five-year warrant to purchase up to 200,000 shares of common stock with an exercise price of $0.15 per share, subject to adjustment as defined in the agreement.

URON INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

On July 5, 2007, the Company entered into a $10,000 unsecured promissory note with Donald Miller, the Company’s Chief Executive Officer and a director of the Company. The promissory note bears an interest rate of twenty-four (24) percent per annum and matures on July 5, 2008. The note provides for interest to be paid on a monthly basis and for principal to be due and payable at the end of the one-year term. As further consideration for the financing, the Company issued a five-year warrant to purchase up to 100,000 shares of common stock with an exercise price of $0.15 per share, subject to adjustment as defined in the agreement.

The proceeds of the loans were allocated based on the relative fair value of the loan and the warrants granted in accordance with ABP 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The portion of the proceeds allocated to the warrants was accounted for as additional paid-in-capital. The remainder of the proceeds was allocated to the debt portion of the transactions. This resulted in issuing the loans at a discount of approximately $17,000, which will be amortized to interest expense, using the effective interest rate method, over the term of the loan.

August 10, 2007, the Company entered into a letter of intent with Checkmate Consumer Lending Corporation, a Delaware corporation, and Wyoming Financial Lenders, Inc., a Wyoming corporation. The letter of intent contemplates a reverse triangular merger in which the Company would acquire both Checkmate Consumer Lending Corporation and Wyoming Financial Lenders in exchange for the issuance, to the shareholders of those entities, of URON common and convertible preferred stock that equals approximately 95.7% of the capital stock of the Company on a fully diluted basis. After the consummation of the transaction, each of Checkmate Consumer Lending Corporation and Wyoming Financial Lenders would be wholly owned subsidiaries of the Company.

Wyoming Financial Lenders and Checkmate Consumer Lending Corporation are payday lenders and check cashers and managers of such businesses, respectively. Wyoming Financial Lenders currently has approximately 51 stores in approximately ten states.

Except for certain provisions relating to confidentiality and exclusivity, the letter of intent is not legally binding, and instead sets forth the current intent of the parties to negotiate a definitive agreement for the contemplated transaction. In addition, the letter of intent contemplates that each party will have the right to conduct a due-diligence investigation of the other parties prior to entering into a definitive agreement. The closing of any transaction will be subject to certain other conditions, customary and otherwise, that are expected to be a part of any definitive agreement. Currently, the Company expects that any transaction arising out of the letter of intent will be closed before December 31, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

Except for the historical information contained herein, the matters discussed in this Report on Form 10-QSB are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Numerous factors, risks and uncertainties affect the Company’s operating results and could cause the Company’s actual results to differ materially from forecasts and estimates or from any other forward-looking statements made by, or on behalf of, the Company, and there can be no assurance that future results will meet expectations, estimates or projections. Further information regarding these and other risks is included in the “Risk Factors” section of our annual report on Form 10-KSB, as well as the supplementary disclosures contained in our quarterly report on Form 10-QSB.

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

URON’s business is comprised of approximately 700 customers using its dial up internet services and paying a monthly recurring fee for said services. The subscribers are generally located in multi-unit dwellings in the Midwest, Texas, South Carolina and Florida. URON provides ISP functionality for its customers by providing billing and technical call center support over the phone. URON's call center also monitors systems installed at multi-dwelling-units in the field to regulate customer bandwidth and supervise end-user activity. As the provision of Internet services is a largely unregulated activity, the Company does not presently require any government approval to provide its services. This may or may not change in the future, however, as various legislation continues to be preferred at state and Federal levels with regards to taxing and/or regulating internet services.

During the three months ended March 31, 2007, Subway discontinued its business with us. We anticipate that we will have difficulty replacing the Subway revenue in a short period of time. The loss of this customer accounted for approximately 15% of the customer base.

During the second quarter the Company solicited mergers or acquisitions with other communication companies with no response.

URON has no full-time employees as of June 30, 2007. The Company utilizes billing and customer service personnel from its former parent, Multiband. Multiband is continuing to provide such services after the Spin-Off pursuant to a written agreement dated August 1, 2006.

URON does not own or lease any real or personal property. Instead, URON relies on Multiband, its former parent, for personnel and office support services pursuant to an agreement dated August 1, 2006, titled "URON Management Agreement." Under the terms of that agreement, Multiband provides telephone support services to Company customers, and sales fulfillment and support services for the Company with respect to prospective customers. In addition, Multiband processes and prepares invoices to Company customers. In exchange, Multiband charged the Company for fixed up-front fee of $116,500, in addition to the following charges: a customer service and billing charge of $3.25 per subscriber per month, a three percent change on credit card processing and a $2.00 setup fee for new customers. Accounting and legal assistance procured by Multiband on behalf of the Company is billed at cost. Charges for the above-described services were $36,981 and $6,600 for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006 the charges for these services was $74,119 and $15,426, respectively.

An investment in the Company’s common stock is subject to significant risks. For a summary of these risks, please see the “Risk Factors” section of our annual report on Form 10-KSB.

Results of Operations

Three Months Ended June 30, 2007 versus Three Months Ended June 30, 2006

Revenues

URON Inc.'s revenues decreased from $24,199 in second quarter of 2006 to $16,106 in the second quarter of 2007, reflecting the decline in subscribers of the Company's dial up internet services due to increased competition from high-speed internet providers and loss of our largest customers.

Cost of Products and Services

The Company's cost of products and services, which consist of internet carrier circuit charges, decreased by approximately 91% to $512 for the quarter ended June 30, 2007 compared to $5,726 for the same quarter last year. The decrease in costs is directly related to the decrease in customers and revenue. The disproportionate decrease in cost of products compared to the decrease in revenues is attributable to a change in the allocation of costs between Multiband and URON, which began during the fourth quarter of 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $98,711 in the second quarter of 2007 versus $21,718 in the prior year period, reflecting increased legal and accounting costs, increased costs for call center billing and support pursuant to the August 2006 Multiband agreement, and additional costs related to service agreements entered into in the first quarter of 2007.

Income Tax

The Company recorded no income tax benefit in the second quarter of 2007 compared to an income tax benefit of $1,255 in the second quarter of 2006, reflecting adjustments to the valuation allowance of net deferred tax assets resulting from net operating loss carryforwards. For the period following the Spin-Off, the Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits.

Net Loss

URON had a net loss of $84,591 in the second quarter of 2007 versus net loss of $1,990 in the prior year period. The loss in 2007 was primarily due to decreased revenues and increased selling, general, and administrative expense.

Results of Operations

Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2006

Revenues

URON Inc.'s revenues decreased from $61,211 in the first six months of 2006 to $30,425 in the first six months of 2007, reflecting the decline in subscribers of the Company's dial up internet services due to increased competition from high-speed internet providers and loss of our largest customer.

Cost of Products and Services

The Company's cost of products and services, which consist of internet carrier circuit charges, decreased by approximately 91% to $1,546 for the six months ended June 30, 2007 compared to $17,808 for the first six months of 2007. The decrease in costs is directly related to the decrease in customers and revenue. The disproportionate decrease in cost of products compared to the decrease in revenues is attributable to a change in the allocation of costs between Multiband and URON, which began during the fourth quarter of 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $165,173 in the first six months of 2007 versus $39,788 in the first six months of 2006, reflecting increased legal and accounting costs, increased costs for call center billing and support pursuant to the August 2006 Multiband agreement, and additional costs related to service agreements entered into in the first quarter of 2007.

Income Tax

The Company recorded no income tax expense in the first six months of 2007 compared to income tax expense of $1,445 in the first six months of 2006. For the period following the Spin-Off, the Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits.

Net Loss

URON had a net loss of $138,691 in the first six months of 2007 versus net income of $2,170 in the first six months of 2006. The loss in 2007 was primarily due to decreased revenues and increased selling, general, and administrative expense.

Liquidity and Capital Resources

URON's working capital needs in the first six months of 2006 were funded principally by its former parent, Multiband. Multiband funding ceased, effective August 11, 2006. The Company intends to fund its short term (i.e., next twelve months) capital needs, which it believes to be minor, from shareholder loans, or equity contributions. During the six months ended June 30, 2007, the Company received $59,500 in proceeds of non-convertible shareholder notes. Subsequent to June 30, 2007, the Company received additional loan proceeds of $30,000.

We had a net loss for fiscal year 2006 in the amount of $52,539, or $0.01 per share, and we had an accumulated deficit as of December 31, 2006 of $195,417. We had a net loss for the six months ended June 30, 2007 in the amount of $138,691 and had an accumulated deficit as of June 30, 2007 of $334,108. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. We believe that our ability to continue as a going concern depends, in large part, on our ability to generate sufficient revenues and, if necessary, raise additional capital through subsequent financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

Financings and Anticipated Financing Needs

During 2006, the Company's working capital needs were funded by the sale of short-term debt to four shareholders in December 2006. In these transactions, the Company issued four unsecured promissory notes accruing simple interest at the rate of 12%. The Company issued additional identical promissory notes during the first quarter of fiscal 2007, for gross proceeds of $59,500. All of the notes (2006 and 2007 issuances) became due in June 2007. Subsequent to quarter end, all existing notes were converted to common stock.

The Company does not anticipate that it will require significant capital expenditures over the next 12 months. However, the Company will likely need additional financing to fund its net loss. In addition, the Company may incur expenses related to pursuing a merger transaction, which will likely require additional financing. The Company currently believes that its capital needs over the next 12 months can be funded by loans or the sale of equity. Nevertheless, the Company may not be able to secure financing, if at all, on favorable or acceptable terms. Any additional financing will likely result in dilution to existing shareholders, operational limitations, or both. In the absence of additional financing, the Company would likely be forced to consider a variety of strategic alternative, including but not limited to liquidating some or all of the Company's assets or discontinuing operations. If the Company is forced to liquidate its assets, it may not be able to realize the carrying value of those assets. Moreover, even if financing is obtained, the Company expects that its ability to continue operations in the future will be materially dependent on its ability to generate or raise sufficient additional working capital.

August 10, 2007, the Company entered into a letter of intent with Checkmate Consumer Lending Corporation, a Delaware corporation, and Wyoming Financial Lenders, Inc., a Wyoming corporation. The letter of intent contemplates a reverse triangular merger in which the Company would acquire both Checkmate Consumer Lending Corporation and Wyoming Financial Lenders in exchange for the issuance, to the shareholders of those entities, of URON common and convertible preferred stock that equals approximately 95.7% of the capital stock of the Company on a fully diluted basis. After the consummation of the transaction, each of Checkmate Consumer Lending Corporation and Wyoming Financial Lenders would be wholly owned subsidiaries of the Company.

Wyoming Financial Lenders and Checkmate Consumer Lending Corporation are payday lenders and check cashers and managers of such businesses, respectively. Wyoming Financial Lenders currently has approximately 51 stores in approximately ten states.

Except for certain provisions relating to confidentiality and exclusivity, the letter of intent is not legally binding, and instead sets forth the current intent of the parties to negotiate a definitive agreement for the contemplated transaction. In addition, the letter of intent contemplates that each party will have the right to conduct a due-diligence investigation of the other parties prior to entering into a definitive agreement. The closing of any transaction will be subject to certain other conditions, customary and otherwise, that are expected to be a part of any definitive agreement. Currently, the Company expects that any transaction arising out of the letter of intent will be closed before December 31, 2007.

Accounting Pronouncements and Policies

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on their respective financial position and result of operations.

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

  Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

On June 30, 2007, URON's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, except for the item noted below, URON's disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 2, 2007, the Company offered 2,100,000 shares of the Company’s common stock in a private placement exempt from registration under the Securities Act of 1933.

In connection with the private placement, the Company entered into a Conversion Agreement with each purchaser of the shares. In each Conversion Agreement, shares were offered and sold in full satisfaction of the Company’s outstanding principal balances on certain promissory notes aggregating $73,500, at the per-share price of $0.035.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a)
An annual meeting of the shareholders of URON Inc. was held on May 25, 2007. There were present or present by proxy at the meeting holders of Common Stock representing ownership of a total of 5,082,983 shares. Of these shares, 3,638,278 voting shares were present, which satisfied the quorum requirement.

At the meeting, Don Miller was elected as the Company’s sole director, and the Company’s shareholders also approved the amendment and restatement of the Company’s Articles of Incorporation, an amendment to the Company’s Bylaws, and the granting of voting rights to certain shares of common stock held by Lantern Advisors, LLC.

(b)	The meeting resulted in the following votes related to the following proxy items.

1.	Election of Directors:

	FOR	WITHHELD	BROKER NON-VOTES
Donald Miller	3,638,758	14,405	48,545

2.	Ratify and approve the amendments to Articles of Incorporation.

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
Elimination of pre- emptive rights	2,842,309	24,947	48,545	830,770

Elimination of cumulative voting	2,824,521	43,802	1,260	830,770

3.	Ratify and approve the amendments to the Bylaws.

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
Authority of Board to increase size of Board	3,636,345	15,608	730	48,545

Decrease in quorum Requirement	2,836,714	31,991	878	830,770

4.	Ratify and approve voting rights of certain shares of Common Stock held by Lantern Advisers, LLC.

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
Vote 1	2,839,437	29,241	905	830,770
Vote 2	1,147,692	29,241	905	830,770

Item 5. Other Information

None

Item 6. Exhibits

Exhibit

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2007	URON Inc.
(Registrant)

	By:	/s/ Donald Miller

Donald Miller Chief Executive Officer and Chief Financial Officer (Signing as Principal Executive Officer, Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant.)