Form 10QSB
period 2007-09-30
URON INC
filed 2007-11-20
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007 or
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 19, 2007, the following securities of the Registrant were outstanding: 7,510,255 shares of common stock, no par value per share.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

URON Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

URON INC.
BALANCE SHEETS

ASSETS
CURRENT ASSETS	September 30, 2007 (unaudited)	December 31, 2006 (audited)
Cash	$2,785	$1,523
Accounts receivable, net	67	1,551
Related party receivable	11,550	-
Other current assets	11,250	67,958
Total current assets	25,652	71,032

TOTAL ASSETS	$25,652	$71,032

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Short-term debt, net of discount	$16,373	$14,000
Accounts payable	16,158	10,401
Deferred revenue	1,681	2,167
Accrued interest	600	167
Related party payable	-	4,914
Total current liabilities	34,812	31,649

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, no par value (200,000,000 shares authorized, 7,510,255 and 4,710,255 shares issued and outstanding)	369,919	234,800
Accumulated deficit	(379,079)	(195,417)
Total stockholders’ equity (deficit)	(9,160)	39,383

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$25,652	$71,032

See accompanying notes to financial statements.

URON INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2007 (unaudited)	September 30, 2006 (unaudited)	September 30, 2007 (unaudited)	September 30, 2006 (unaudited)

REVENUES	$12,592	$16,076	$43,017	$77,287

COSTS AND EXPENSES
Cost of products and services (exclusive of	466	3,344	2,011	21,152
amortization and depreciation)
Selling, general and administrative	51,476	24,910	216,650	64,698

Total Costs and Expenses	51,942	28,254	218,661	85,850

LOSS FROM OPERATIONS	(39,350)	(12,178)	(175,644)	(8,563)

OTHER EXPENSE
Interest expense	(5,621)	-	(8,018)	-
LOSS BEFORE EXPENSE FROM INCOME TAXES	(44,971)	(12,178)	(183,662)	(8,563)

INCOME TAX BENEFIT	-	(1,445)	-	-

NET LOSS	$(44,971)	$(10,733)	$(183,662)	$(8,563)

BASIC AND DILUTED - LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.03)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	7,396,125	5,506,522	5,951,281	8,485,714
See accompanying notes to financial statements.

URON INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006

OPERATING ACTIVITIES

Net loss	$(183,662)	$(8,563)
Adjustments to reconcile net loss to cash flows from operating activities:
Provision for doubtful accounts receivable	(2,700)	(6,330)
Amortization of original issue discount	2,992	-
Changes in operating assets and liabilities:
Accounts receivable	4.184	9,622
Prepaid expenses	101,708	(97,083)
Accounts payable	5,757	1,555
Deferred revenue	(486)	(1,826)
Accrued interest	433	-
Related party receivable/payable	(16,464)	102,625
Net cash flows from operating activities	(88,238)	-

FINANCING ACTIVITIES
Proceeds from notes payable	89,500	-
Net cash flows from financing activities	89,500	-

INCREASE IN CASH	1,262	-

CASH, BEGINNING OF PERIOD	1,523	-

CASH, END OF PERIOD	$2,785	$-

CASH PAID FOR INTEREST	$4,593	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Increase in related party receivable for repurchase of stock	$-	$1,000
Common stock issued in lieu of cash for prepaid management services	$45,000	$-
Common stock issued as payment on debt	$73,500	$-

See accompanying notes to financial statements.

URON INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

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

URON INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

The selling, general and administrative expense on the statement of operations includes $16,232 and $22,286 related to these services for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006 the charges for services reflected in the statement of operations is $90,351 and $37,712, respectively.

The financial information included herein does not necessarily reflect what the financial position and results of operations of URON would have been had it operated as a stand-alone entity during the three and nine months ended September 30, 2007, and may not be indicative of future operations or financial position.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2007 and 2006, the Company reported a net loss of $183,662 and $8,563, respectively. At September 30, 2007, the Company had an accumulated deficit of $379,079. The Company intends to fund its short-term (i.e. next twelve months) capital needs, which it believes to be minor, from future stockholder loans or equity contributions.

 Accounts receivable - At September 30, 2007 and December 31, 2006, URON had allowances for doubtful accounts of $600 and $3,300, respectively. URON believes its accounts receivable are fully collectible, net of allowance. Accounts receivable over 60 days are considered past due. The Company accrues interest on past due accounts receivables. If accounts receivable are determined uncollectible, they are charged to expense in the year that determination is made. URON extends unsecured credit to customers in the normal course of business.

Related Party Receivable - There are no intercompany purchase or sale transactions between Multiband, URON, and other Multiband subsidiaries. Cash receipts from URON customers are collected by a wholly-owned subsidiary of Multiband, Multiband Subscriber Services, Inc. ("MSS"). Multiband is continuing to provide such services after the Spin-Off pursuant to a written agreement dated August 1, 2006. The original term of the agreement was for one year, ending on August 1, 2007. Since the expiration of the original term, Multiband is continuing to provide services pursuant to the agreement on a month to month basis. The agreement provides for the following charges: a customer service and billing charge of $3.25 per subscriber per month, a three percent charge on credit card processing and a $2.00 setup fee for new customers. Accounting and legal assistance procured by Multiband on behalf of the Company is billed at cost.

Cash receipts collected by MSS are netted with payments to URON's vendors, also made by MSS. These transactions are recorded as a related party receivable/payable. As of September 30, 2007, the outstanding balance of the related party receivable was $11,550 compared to a payable of $4,914 at December 31, 2006.

One of Multiband's subsidiaries provides bookkeeping and customer services to URON. For the period prior to the Spin-off, Multiband allocated its costs to URON based on actual time used for bookkeeping services and costs as a percentage of total subscribers serviced by the customer service department. For the period following the Spin-off, the Company pays Multiband as stated per the management agreement.

URON INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

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

Deferred Revenue - URON bills for services in the month prior to providing the service. Deferred revenue is recognized as revenue in the period the related services are provided in accordance with SAB 104.

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

Net Loss per Common Share - Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding. The Company did not have any common share equivalents during the three and nine months ended September 30, 2007 and 2006.

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

Legal Proceedings - URON may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of its business. As of November 19, 2007, URON is not a party to any material legal proceedings.

Recently Issued Accounting Pronouncements - In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB

URON INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

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

On July 2, 2007, the Company offered 2,100,000 shares of the Company’s common stock in a private placement exempt from registration as payment in full of all outstanding debt agreements. The Company entered into a Conversion Agreement with each purchaser of the shares. In each Conversion Agreement, shares were offered and sold in full satisfaction of the Company’s outstanding principal balances on certain promissory notes aggregating $73,500, at the per-share price of $0.035. Prior to the conversions, the Company made cash payments that fully satisfied all accrued but unpaid interest owing under the promissory notes. In the transaction, Donald Miller, the Company’s Chief Executive Officer and a director of the Company, received 100,000 shares in satisfaction of a $3,500 promissory note held by him. Lantern Advisers, LLC, the holder of approximately 47.8% of the Company’s outstanding common stock, received 550,000 shares in satisfaction of a $19,250 promissory note. The terms and conditions of the Conversion Agreements entered into with Mr. Miller and Lantern Advisers were in all respects identical to those entered into with other holders of promissory notes.

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

URON INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

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

The proceeds of the loans were allocated based on the relative fair value of the loan and the warrants granted in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The portion of the proceeds allocated to the warrants was accounted for as additional paid-in-capital. The remainder of the proceeds was allocated to the debt portion of the transactions. This resulted in issuing the loans at a discount of $16,619, which will be amortized to interest expense, using the effective interest rate method, over the term of the loan. The amount of discount amortized during the three and nine months ended September 30, 2007 was $2,992.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting interim periods, disclosure and transition.

The Company has completed its evaluation of the effects of FIN 48 and has concluded that there are no

URON INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

significant unrecognized tax contingencies. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

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

The Company recorded a provision for (benefit from) income taxes of $0 and ($1,445) for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the provision for (benefit from) income taxes was $0.

Note 5 - Major Customer

The Company did not have a major customer for the three or nine months ended September 30, 2007. The Company had sales to one customer that accounted for 10.6% of total revenues for the three months ended September 30, 2006. For the nine months ended September 30, 2006 sales to that one customer as compared to total revenue was 21.9%. Accounts receivable from the same customer accounted for approximately 10% of total accounts receivable at September 30, 2006.

Note 6 - Subsequent Events

On October 5, 2007, the Company and Checkmate Consumer Lending Corporation (“Checkmate”) terminated their letter of intent dated August 10, 2007, respecting the potential acquisition by the Company of Checkmate in a reverse triangular merger. That same letter of intent also contemplated the Company’s acquisition of Wyoming Financial Lenders, Inc. (“Wyoming”), in a simultaneous reverse triangular merger transaction. The Company is continuing to work with Wyoming towards definitive documentation respecting that potential transaction. Wyoming’s unaudited 12-month trailing revenues for the period ended March 31, 2007 were approximately $9.7 million, with 12-month trailing net income of approximately $2.5 million for that same period.

On October 5, 2007, the Company entered into a letter of intent with Cash Time Title Loans, Inc., an Arizona corporation (“Cash Time”), and certain affiliated entities. The letter of intent contemplates that the Company would acquire all of the outstanding capital stock of Cash Time (and the ownership interests of such affiliated entities) for approximately $42 million, subject to certain conditions relating to the financial performance by Cash Time. As of the date of this report, the Company has taken steps to outline the terms of a potential financing transaction, the proceeds of which would be used to purchase the capital stock of Cash Time.

Cash Time is in the business of providing title loans and currently has approximately six stores in operation the State of Arizona, with another store soon to be opened. Cash Time’s unaudited 12-month trailing revenues for the period ended July 31, 2007 were approximately $14,182,000, with unaudited 12-month trailing net income for that same period of $6,365,000.

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

URON’s business is comprised of approximately 600 customers using its dial up internet services and paying a monthly recurring fee for said services. The subscribers are generally located in multi-unit dwellings in the Midwest, Texas, South Carolina and Florida. URON provides ISP functionality for its customers by providing billing and technical call center support over the phone. URON's call center also monitors systems installed at multi-dwelling-units in the field to regulate customer bandwidth and supervise end-user activity. As the provision of Internet services is a largely unregulated activity, the Company does not presently require any government approval to provide its services. This may or may not change in the future, however, as various legislation continues to be preferred at state and Federal levels with regards to taxing and/or regulating internet services.

During the three months ended March 31, 2007, Subway discontinued its business with us. We anticipate that we will have difficulty replacing the Subway revenue in a short period of time. The loss of this customer accounted for approximately 15% of the customer base.

During third quarter 2007, the Company entered into a letter of intent with Checkmate Consumer Lending Corporation, a Delaware corporation, and Wyoming Financial Lenders, Inc., a Wyoming corporation. The letter of intent contemplates a reverse triangular merger in which the Company would acquire both Checkmate Consumer Lending Corporation and Wyoming Financial Lenders in exchange for the issuance, to the shareholders of those entities, of URON common and convertible preferred stock that equals approximately 95.7% of the capital stock of the Company on a fully diluted basis. After the consummation of the transaction, each of Checkmate Consumer Lending Corporation and Wyoming Financial Lenders would be wholly owned subsidiaries of the Company.

Subsequent to quarter end, the Company and Checkmate Consumer Lending Corporation terminated their letter of intent with respect to acquiring Checkmate in a reverse triangular merger. The Company is continuing to work with Wyoming Financial Lenders, Inc. toward a reverse triangular merger.

Also during the third quarter, the Company entered into a letter of intent with Cash Time Title Loans, Inc., an Arizona corporation (“Cash Time”), and certain affiliated entities. The letter of intent contemplates that the Company would acquire all of the outstanding capital stock of Cash Time (and the ownership interests of such affiliated entities) for approximately $42 million, subject to certain conditions relating to the financial performance by Cash Time. As of the date of this report, the Company has taken steps to outline the terms of a potential financing transaction, the proceeds of which would be used to purchase the capital stock of Cash Time.

Cash Time is in the business of providing title loans and currently has approximately six stores in operation the State of Arizona, with another store soon to be opened. Cash Time’s unaudited 12-month trailing revenues for the period ended July 31, 2007 were approximately $14,182,000, with unaudited 12-month trailing net income for that same period of $6,365,000.
URON has no full-time employees as of September 30, 2007. The Company utilizes billing and customer service personnel from its former parent, Multiband. Multiband is continuing to provide such services after the Spin-Off pursuant to a written agreement dated August 1, 2006.

URON does not own or lease any real or personal property. Instead, URON relies on Multiband, its former parent, for personnel and office support services pursuant to an agreement dated August 1, 2006, titled "URON Management Agreement." Under the terms of that agreement, Multiband provides telephone support services to Company customers, and sales fulfillment and support services for the Company with respect to prospective customers. In addition, Multiband processes and prepares invoices to Company customers. In exchange, Multiband charged the Company for fixed up-front fee of $116,500, in addition to the following charges: a customer service and billing charge of $3.25 per subscriber per month, a three percent change on credit card processing and a $2.00 setup fee for new customers. Accounting and legal assistance procured by Multiband on behalf of the Company is billed at cost. Charges for the above-described services were $16,232 and $22,286 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006 the charges for these services was $90,351 and $37,712, respectively.

An investment in the Company’s common stock is subject to significant risks. For a summary of these risks, please see the “Risk Factors” section of our annual report on Form 10-KSB.

Results of Operations

Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006

Revenues

URON Inc.'s revenues decreased from $16,076 in the third quarter of 2006 to $12,592 in the third quarter of 2007, reflecting the decline in subscribers of the Company's dial up internet services due to increased competition from high-speed internet providers and loss of our largest customers.

Cost of Products and Services

The Company's cost of products and services, which consist of internet carrier circuit charges, decreased by approximately 86% to $466 for the quarter ended September 30, 2007 compared to $3,344 for the same quarter last year. The decrease in costs is directly related to the decrease in customers and revenue. The disproportionate decrease in cost of products compared to the decrease in revenues is attributable to a change in the allocation of costs between Multiband and URON, which began during the fourth quarter of 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $51,476 in the third quarter of 2007 versus $24,910 in the prior year period, reflecting increased legal and accounting costs, increased costs for call center billing and support pursuant to the August 2006 Multiband agreement, and additional costs related to service agreements entered into in the first quarter of 2007.

Income Tax

The Company recorded no income tax benefit in the third quarter of 2007 compared to an income tax benefit of $1,445 in the third quarter of 2006, reflecting adjustments to the valuation allowance of net deferred tax assets resulting from net operating loss carryforwards. For the period following the Spin-Off, the Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits.

Net Loss

URON had a net loss of $44,971 in the third quarter of 2007 versus a net loss of $10,733 in the prior year period. The loss in 2007 was primarily due to decreased revenues and increased selling, general, and administrative expenses.

Results of Operations

Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006

Revenues

URON Inc.'s revenues decreased from $77,287 in the first nine months of 2006 to $43,017 in the first nine months of 2007, reflecting the decline in subscribers of the Company's dial up internet services due to increased competition from high-speed internet providers and loss of our largest customer.

Cost of Products and Services

The Company's cost of products and services, which consist of internet carrier circuit charges, decreased by approximately 90% to $2,011 for the nine months ended September 30, 2007 compared to $21,152 for the first nine months of 2006. The decrease in costs is directly related to the decrease in customers and revenue. The disproportionate decrease in cost of products compared to the decrease in revenues is attributable to a change in the allocation of costs between Multiband and URON, which began during the fourth quarter of 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $216,650 in the first nine months of 2007 versus $64,698 in the first nine months of 2006, reflecting increased legal and accounting costs, increased costs for call center billing and support pursuant to the August 2006 Multiband agreement, and additional costs related to service agreements entered into in the first quarter of 2007.

Income Tax

The Company recorded no income tax expense in the nine months ended September 30, 2007 and 2006. For the period following the Spin-Off, the Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits.

Net Loss

URON had a net loss of $183,662 in the first nine months of 2007 versus a net loss of $8,563 in the first nine months of 2006. The loss in 2007 was primarily due to decreased revenues and increased selling, general, and administrative expenses.

Liquidity and Capital Resources

URON's working capital needs in the first nine months of 2006 were funded principally by its former parent, Multiband. Multiband funding ceased, effective August 11, 2006. The Company intends to fund its short term (i.e., next twelve months) capital needs, which it believes to be minor, from shareholder loans, or equity contributions. During the nine months ended September 30, 2007, the Company received $89,500 in proceeds of non-convertible shareholder notes.

We had a net loss for fiscal year 2006 in the amount of $52,539, or $0.01 per share, and we had an accumulated deficit as of December 31, 2006 of $195,417. We had a net loss for the nine months ended September 30, 2007 in the amount of $183,662 and had an accumulated deficit as of September 30, 2007 of $379,079. The financial statements for each of these periods were prepared assuming that we would continue as a going concern. In the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. We believe that our ability to continue as a going concern depends, in large part, on our ability to generate sufficient revenues and, if necessary, raise additional capital through subsequent financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

Financings and Anticipated Financing Needs

During 2006, the Company's working capital needs were funded by the sale of short-term debt to four shareholders in December 2006. In these transactions, the Company issued four unsecured promissory notes accruing simple interest at the rate of 12%. The Company issued additional identical promissory notes during the first quarter of fiscal 2007, for gross proceeds of $59,500. All of the notes (2006 and 2007 issuances) became due in June 2007. During third quarter, all of these existing notes were converted to common stock.

During the third quarter of 2007, the Company issued two additional unsecured promissory notes with two shareholders of the company, for gross proceeds of $30,000. These notes accrue simple interest at a rate of 24%. As further consideration for the financing, the Company issued five-year warrants to purchase additional shares of common stock.

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

On October 5, 2007, the Company entered into a letter of intent with Cash Time Title Loans, Inc., an Arizona corporation (“Cash Time”), and certain affiliated entities. The letter of intent contemplates that the Company would acquire all of the outstanding capital stock of Cash Time (and the ownership interests of such affiliated entities) for approximately $42 million, subject to certain conditions relating to the financial performance by Cash Time. As of the date of this report, the Company has taken steps to outline the terms of a potential financing transaction, the proceeds of which would be used to purchase the capital stock of Cash Time.

Cash Time is in the business of providing title loans and currently has approximately six stores in operation the State of Arizona, with another store soon to be opened. Cash Time’s unaudited 12-month trailing revenues for the period ended July 31, 2007 were approximately $14,182,000, with unaudited 12-month trailing net income for that same period of $6,365,000.

Except for certain provisions relating to confidentiality, exclusivity and the termination of the parties’ obligations to negotiate in good faith toward a definitive agreement, the letter of intent is not legally binding, and instead sets forth the current intent of the parties to negotiate a definitive agreement for the contemplated transaction. In addition, the letter of intent contemplates that each party will have the right to conduct a due-diligence investigation of the other parties prior to entering into a definitive agreement. The closing of any transaction will be subject to certain other conditions, including a financing contingency and certain other customary conditions, that are expected to be a part of any definitive agreement.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

On September 30, 2007, URON's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, except for the item noted below, URON's disclosure controls and procedures are effective.

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

Dated: November 20, 2007	URON Inc.
(Registrant)

	By:	/s/ Donald Miller
Donald Miller
Chief Executive Officer and Chief Financial Officer
(Signing as Principal Executive Officer, Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant.)