Form 10-K
period 2007-12-31
URON INC
filed 2008-04-07
CIK 1363958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007; or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-52015

URON Inc.
(Exact name of registrant as specified in its charter)

Minnesota	47-0848102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2201 West Broadway, Suite 100 Council Bluffs, Iowa	51501
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (712) 322-4020

Securities to be registered pursuant to Section 12(b) of the Exchange Act: None

Securities to be registered pursuant to Section 12(g) of the Act: Common Stock (title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

                   Large Accelerated Filer ☐ Accelerated Filer ☐
  Non-Accelerated Filer ☐ Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $250,003.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 9,014,644 common shares as of March 31, 2008.

PART I

ITEM 1: DESCRIPTION OF BUSINESS.

General Overview

URON Inc., a Minnesota corporation, provides short-term consumer loans, commonly referred to as cash advance loans, through its wholly owned operating subsidiary Wyoming Financial Lenders, Inc., a Wyoming corporation. As of December 31, 2007, we operated 52 stores, with locations in Colorado, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming. The principal amounts of our typical cash advance loans range from $100 to $500. Since that date, we have acquired ten new stores, including five stores in Arizona (see “Recent Developments,” below). Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and supported by that customer’s post-dated personal check for the aggregate amount of the cash advanced plus a fee. The fee varies from state to state, based on applicable regulations, and generally ranges from $15 to $20 per each $100 borrowed. To repay the cash advance loans, customers may pay with cash, in which case their personal check is returned to them, allow the check to be presented to the bank for collection, or may pay by ACH direct payment.

We also provide ancillary consumer financial products and services that are complementary to our payday-lending business, such as check-cashing services, money transfers and money orders. We also offer guaranteed phone/Cricket™ phones to our customers. Our loans and other services are subject to state regulations (which vary from state to state), and federal and local regulations, where applicable.

Reverse Merger Transaction

Pursuant to an Agreement and Plan of Merger and Reorganization dated December 13, 2007 (the “Merger Agreement”), by and among URON Inc., WFL Acquisition Corp., a Wyoming corporation and wholly owned subsidiary of the Company, and Wyoming Financial Lenders, Inc., a Wyoming corporation whose business is providing directly to consumers cash advance loans and certain ancillary financial services, WFL Acquisition Corp. merged with and into Wyoming Financial Lenders, Inc., with Wyoming Financial Lenders, Inc. remaining as the surviving entity and a wholly owned operating subsidiary of the Company. This transaction is referred to throughout this report as the “Merger.” The Merger was effective as of the close of business on December 31, 2007, by the filing of a certificate of merger with the Wyoming Secretary of State.

At the effective time of the Merger, the legal existence of WFL Acquisition Corp. ceased and all of the 1,000 shares of common stock of Wyoming Financial Lenders, Inc. that were outstanding immediately prior to the Merger were cancelled, with one share of common stock of such corporation issued to the Company. Simultaneously, WERCS, a Wyoming corporation the former sole holder of common stock of Wyoming Financial Lenders, Inc., received (i) 1,125,000 shares of the Company’s common stock, representing approximately 17.9% of the Company’s common stock outstanding immediately after the Merger and (ii) 10,000,000 shares of newly created preferred stock, designated as “Series A Convertible Preferred Stock,” which is presently convertible (subject to adjustment) into the Company’s common stock on a share-for-share basis. On an aggregate and as-if-converted basis, WERCS received and held 11,125,000 common shares representing approximately 68.2% of the Company’s common stock immediately after the Merger. In addition, WERCS received $278,845 in return of capital.

Prior to the Merger, the Company effected a 1-for-10 share combination (i.e., reverse stock split) of its capital stock, effective as of December 27, 2007. The share combination was approved by Company’s Board of Directors pursuant to the provisions of the Minnesota Business Corporation Act with a corresponding reduction in the number of shares of authorized capital stock. In addition, the Company’s Board of Directors approved an increase in the number of directors comprising the Board of Directors, and appointed five new directors. The Company’s former sole director then resigned from the Board of Directors.

Recent Developments

On February 26, 2008, the Company entered into an Exchange Agreement with National Cash & Credit, LLC, a Minnesota limited liability company, and the members of National Cash & Credit. Under the Exchange Agreement, the members of National Cash & Credit assigned all of the outstanding membership interests in National Cash & Credit to the Company in exchange for the Company’s issuance to such members of an aggregate of 1,114,891 shares of common stock and a cash payment of $100,000. The closing of the transactions contemplated by the Exchange Agreement occurred effective as of February 26, 2008, simultaneously with the effectiveness of the agreement itself. In the transaction, the Company acquired a total of five new stores located in Arizona.

On March 1, 2008, the Company acquired five stores offering payday advance loans in Fargo, Grand Forks, Bismarck and Minot, North Dakota. These stores, currently operating under the Ameri-Cash name, increased to ten the total number of stores which the Company operate in North Dakota. The Company paid approximately $400,000 for these stores and associated assets.

An Important Note on Language: Throughout this report, unless the context otherwise requires, references to the “Company” and “we” and “our” are references to URON Inc. on a post-Merger basis, and so they include the business of Wyoming Financial Lenders, Inc. which we acquired in the Merger.

Industry Background

We believe there has always been a strong demand for small, short-term consumer loans in the United States. However, traditional lenders like banks and finance companies have often been constrained by laws (or internal policies) that make providing small, short-term loans cost prohibitive. In addition, these smaller, short-term loans are incompatible with the acceptable risk level common to many traditional lenders. Traditional lenders generally appear to have moved away from this type of lending. The departure of traditional credit providers appears to have contributed to the rise of payday lending.

The cash advance loan industry began its rapid growth in 1996, when there were an estimated 2,000 cash advance loan stores in the United States. Currently, there are an estimated 22,000 cash advance loan stores in the United States, which in the aggregate provide approximately $40 billion in short-term credit to millions of middle-class households experiencing cash-flow shortfalls (Source: Financial Services Association of America). During this same time, the number of states that expressly permit or do not expressly prohibit cash advance loans has grown from six to 36 states and the District of Columbia. Currently, industry trends indicate that, overall, there is likely to be a net decrease in total payday lending stores over the next few years from closings resulting primarily from regulatory changes and a slowdown in new store growth and general economic conditions. In 2007, the payday lending store base declined approximately 2.5% (approximately 600 stores), the first such decline in seven years. Nevertheless, the industry’s internet volume during 2007 increased by 40% over the prior year. (Source: Joseph Steven & Co, Inc.).

Cash advance loan customers typically are middle-income or lower-middle-income, middle-educated individuals who are a part of a young family. In addition, many customers claim to have at least one other alternative to using a cash advance loan that offers quick access to money, such as overdraft protection, credit cards, credit union loans or savings accounts. We believe that our customers choose the cash advance loan product because it is quick, convenient and, in many instances, a lower-cost or more suitable alternative for the customer than the other available alternatives.

Services

Cash Advance Loans

Customers seeking to obtain a cash advance loan must complete a loan application, maintain a personal checking account, have a suitable source of income, and not otherwise be in default on a loan from us. Upon completion of a loan application and our acceptance of such application, the customer signs a promissory note and provides us with a check for the principal loan amount plus a specified fee. State laws typically limit fees to a range of $15 to $20 per each $100 of principal borrowed. Loans generally mature in two to four weeks, on or near the date of a customer’s next payday. Our standard agreement with customers provides that we will not cash their check until the due date of the associated loan. The customer’s debt to us is satisfied by: (i) payment of the full amount owed in cash (at which point we return the customer’s personal check); (ii) deposit of the customer’s check with the bank; or (iii) ACH direct payment.

Where permitted by state regulation, a customer may renew a loan after full payment of the fee associated with the original loan. When applicable, a customer renewing a loan signs a new promissory note and provides us with a new check.

The cash advance-lending business is seasonal due to the fluctuating demand for cash advance loans during the year. Usually, the highest demand for cash advance loans occurs in January and in the fourth calendar quarter. Due to the receipt of income-tax refunds, demand for cash advance loans normally declines from February through April. As with most payday lenders, our loan loss ratio fluctuates with these changes in demand, with a higher loss ratio being typical in the second and third calendar quarters and a lower loss ratio being typical in the first and fourth calendar quarters.

Other Financial Services

We also offer other consumer financial services, such as check-cashing services, phone services, installment loans, money transfers and money orders. Together, these other financial services constituted 20% and 21% of our revenues for the fiscal years ended December 31, 2007 and 2006, respectively.

Marketing Strategy

Our advertising and marketing efforts are designed to introduce customers to our services, build customer loyalty and generate repeat visits and transactions. Our principal means of advertising consists of promotional materials and Yellow Page directories used in our active markets.

Technology and Information

We maintain an integrated system of software applications and platforms for processing the various types of transactions we offer. These systems provide us with customer service, internal control mechanisms, record-keeping and reporting information. As of the date of this report, we have one point-of-sale system used by all of our payday locations, and a different point-of-sale system used for our title loan services. On a daily basis, transaction data is collected and integrated into our management information systems. These systems are designed to provide summary, detailed and exception information to regional, area and store managers as well as corporate staff.

Security

We believe the principal security risks to our operations are robbery and employee theft. We have established extensive security systems, dedicated security personnel and management information systems to address both areas of potential loss.

To protect against robbery, most store employees work behind bullet-resistant glass and steel partitions, and the back office, safe and computer areas are locked and closed to customers. Our security measures in each store include safes, electronic alarm systems monitored by third parties, control over entry to customer service representative areas, detection of entry through perimeter openings, walls and ceilings and the tracking of all employee movement in and out of secured areas. Employees use cellular phones to ensure safety and security whenever they are outside the secure customer service representative area. Additional security measures include alarm systems in all stores, remote control over alarm systems, arming/disarming and changing user codes and mechanically and electronically controlled time-delay safes.

Since we have high volumes of cash and negotiable instruments at our locations, daily monitoring, unannounced audits and immediate responses to irregularities are critical. Our regional managers perform weekly unannounced store audits and cash counts at our stores. We self-insure for employee theft and dishonesty at the store level.

Competition

Like most other cash advance lenders, we believe that the primary competitive factors in our business are location and customer service. We face intense competition in an industry with relatively low barriers to entry, and we believe that the cash advance lending markets are becoming more competitive as the industry matures and consolidates. We compete with other cash advance and check cashing stores and financial service entities and retail businesses that offer cash advance loans or similar financial services. In addition, we compete in part with services offered by traditional financial institutions, such as overdraft protection.

Additional areas of competition have recently arisen. Businesses now offer loans over the internet as well as “loans by phone,” and these have begun to compete with us. There also has been increasing penetration of electronic banking and related services into the check cashing and money transfer industry, including direct deposit of payroll checks, payroll cards, stored-value cards and electronic transfer of government benefits.

We believe that our management team, which has a combined 36 years of industry experience, provides us with a competitive strength. We also believe that customer service is critical to developing loyalty. In our industry, we believe that quality customer service means (i) assisting with the loan application process and understanding the loan terms, (ii) treating customers respectfully, (iii) processing transactions with accuracy, efficiency and speed.

Governmental Regulation

We are subject to regulation by federal, state and local governments that affect the products and services we provide. Generally, these regulations are designed to protect consumers who deal with us and are not designed to protect our shareholders.

Regulation of Cash Advance Lending

Our business activities are subject to regulation and supervision at the state and federal levels. In those states where we currently operate, we are licensed as a payday lender where required and are subject to various state regulations regarding the terms of our cash advance loans and our policies, procedures and operations. In some states, cash advance lending is referred to as deferred presentment, deferred deposit or consumer installment loans. State regulations normally limit the amount that we may lend to any consumer and may limit the number of loans that we may make to any consumer at one time or in the course of a year. State regulations also limit the amount of fees that we may assess in connection with any loan or transaction and may limit a customer’s ability to renew a loan with us. The state statutes also often specify minimum and maximum maturity dates for cash advance loans and, in some cases, specify mandatory cooling-off periods between transactions. We must also comply with the disclosure requirements of the Federal Truth-In-Lending Act and Regulation Z thereunder. Our collection activities for delinquent loans are generally subject to consumer protection laws regulating debt collection practices. Finally, our business subjects us to the Equal Credit Opportunity Act and the Gramm-Leach-Bliley Act.

Recent Legal Developments and Trends

During the last few years, legislation has been introduced in the U.S. Congress and in certain states proposing various restrictions or an outright prohibition on cash advance loans. Currently, state laws in Oregon, and Georgia have effectively eliminated the ability to conduct cash advance lending activities in those states, and a recent federal law prohibits loans of any type to members of the military and their family with charges or interest in excess of 36% per annum.

More recently, two bills have been introduced in the Nebraska legislature. The first bill is designed primarily to enhance reporting and enforcement of current payday lending restrictions and, in particular, would require the Nebraska Department of Banking to set up a database tracking delayed-deposit transactions (which would include payday lending transactions) at all storefront businesses statewide. The information reported would be used to ensure that individuals could not borrow more than $500 from any single business, which is current state law in Nebraska. The bill also would require a 72-hour waiting period between loans so that a customer could not pay off a loan and then immediately take out another. A second bill would flatly outlaw the business of payday lending in Nebraska.

The likelihood that either of these bills will become law in Nebraska is uncertain. The Company believes that passage of the first bill would not materially or adversely effect the Company or its business. However, passage of the second bill proposing to prohibit payday lending in Nebraska would certainly have a material and adverse effect on the Company and its business prospects since approximately 36% of the Company’s revenues during fiscal 2007 were generated in Nebraska. The Company is monitoring the situation in Nebraska.

In addition, current state law in Arizona will effectively ban payday lending as of July 1, 2010. Legislation to extend or overturn the ban is pending. Nevertheless, even if the prohibition is delayed or eliminated, we believe it is likely that such delay or elimination will be accompanied by limitations on fees or interest rates chargeable by payday lenders, in addition to other possible restrictions. Presently, we have five stores in Arizona. At this point, it is difficult to assess the materiality of any limitations on the business we conduct in Arizona. A ban on payday lending in Arizona could have a material adverse effect on our business.

Financial Reporting Regulation

Regulations promulgated by the United States Department of the Treasury under the Bank Secrecy Act require reporting of transactions involving currency in an amount greater than $10,000. Generally, every financial institution must report each deposit, withdrawal, exchange of currency or other payment or transfer that involves an amount greater than $10,000. In addition, multiple currency transactions must be treated as a single transaction if the financial institution has knowledge that the transactions are by or on behalf of any one person and result, in a single business day, in the transfer of cash in or out totaling more than $10,000. In addition, the regulations require institutions to maintain information concerning sales of monetary instruments for cash in amounts from $3,000 to $10,000.

Furthermore, the Money Laundering Act of 1994 requires us, as a money service business, to register with the United States Department of the Treasury. Money services businesses include check cashers and sellers of money orders. Money services businesses must renew their registrations every two years, maintain a list of their agents, update the agent list annually and make the agent list available for examination. In addition, the Bank Secrecy Act requires us, under certain circumstances, to file a suspicious activity report.

Finally, we have established various procedures designed to comply, and we continue to monitor and evaluate our business methods and procedures to ensure compliance, with the USA PATRIOT Act.

Privacy Regulation

We are subject to a variety of federal and state laws and regulations restricting the use and seeking to protect the confidentiality of customer identity and other personal nonpublic customer information. We have identified our systems that capture and maintain nonpublic personal information, as that term is understood under the Gramm-Leach-Bliley Act and associated regulations. We disclose our public information policies to our customers as required by that law. We also have systems in place intended to safeguard this information as required by the Gramm-Leach-Bliley Act.

Employees

As of December 31, 2007, we had approximately 120 employees, consisting of 110 store personnel, three field managers and seven corporate office employees. We believe our relationship with our employees is good, and we have not suffered any work stoppages or labor disputes. We do not have any employees that operate under collective-bargaining agreements.

ITEM 1A.	RISK FACTORS.

The purchase of shares of our common stock is very speculative and involves a very high degree of risk. An investment in the Company is suitable only for the persons who can afford the loss of their entire investment. Accordingly, investors should carefully consider the following risk factors, as well as other information set forth herein, in making an investment decision with respect to our securities.

The cash advance loan industry is highly regulated under state laws. Changes in state laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations, could negatively affect our business.

Our business is regulated under numerous state laws and regulations, which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of the date of this report, approximately 36 states and the District of Columbia had legislation permitting or not prohibiting cash advance loans. During the last few years, legislation has been adopted in some states that prohibits or severely restricts cash advance loans. In 2006, Oregon passed a ballot initiative that caps interest rates and origination fees on cash advance loans at 36%, among other limitations. Before that, Georgia law effectively prohibited direct payday lending in 2004. There are nearly always bills pending in various states to revise the current laws governing cash advance loans. Any of these bills, or future proposed legislation or regulations prohibiting cash advance loans or making them less profitable or unprofitable, could be passed in any of these states at any time, or existing cash advance loan laws could expire or be amended. A wide range of legislative or regulatory actions in any number of states could have a material and adverse effect on our revenues and earnings.

Statutes authorizing cash advance loans typically provide state agencies that regulate banks and financial institutions with significant regulatory powers to administer and enforce the laws relating to payday lending. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, that affect the way we do business and may force us to terminate or modify our operations in those jurisdictions. They may also impose rules that are generally adverse to our industry. Finally, in many states, the attorney general has scrutinized or continues to scrutinize the cash advance loan statutes and the interpretations of those statutes. Any significant change in the interpretation of existing state statutes permitting payday lending could have a material and adverse affect on our business.

Our business is subject to complex federal laws and regulations governing lending practices, and changes in such laws and regulations could negatively affect our business.

Although states provide the primary regulatory framework under which we offer cash advance loans, certain federal laws also affect our business. For example, because cash advance loans are viewed as extensions of credit, we must comply with the federal Truth-in-Lending Act and Regulation Z thereunder. Additionally, we are subject to the Equal Credit Opportunity Act, the Gramm-Leach-Bliley Act and certain other federal laws. Any failure to comply with any of these federal laws or regulations could have a material adverse effect on our business, results of operations and financial condition.

Additionally, anti-cash advance loan legislation has been introduced in the U.S. Congress in the past. These efforts culminated in federal legislation in 2006 that limits the interest rate and fees that may be charged on any loans, including cash advance loans, to any person in the military to 36% per annum. The military lending prohibition became effective on October 1, 2007. Future federal legislative or regulatory action that restricts or prohibits cash advance loans could have a material adverse impact on our business, results of operations and financial condition.

Changes in local regulations could have a material adverse effect on our business, results of operations and financial condition.

In addition to state and federal laws and regulations, our business is subject to various local rules and regulations such as local zoning regulations and permit licensing. We are aware of increasing efforts by local jurisdictions to restrict payday lending through the use of local zoning and permitting laws. Any actions taken in the future by local zoning boards or other governing bodies to require special use permits for, or impose other restrictions on, payday lenders could have a material adverse effect on the growth of our business, results of operations and business prospects.

Litigation and regulatory actions directed toward our industry or us could adversely affect our operating results, particularly in certain key states.

During the last few years, our industry has been subject to regulatory proceedings, class action lawsuits and other litigation regarding the offering of cash advance loans, and we could suffer losses resulting from interpretations of state laws in those lawsuits or regulatory proceedings, even if we are not a party to those proceedings. For example, the North Carolina Commissioner of Banks recently issued a ruling in which it determined that Advance America, which marketed, originated, serviced and collected cash advance loans on behalf of a state-chartered bank located in Kentucky, violated various North Carolina consumer-protection statutes.

Additionally, regulatory actions taken with respect to a particular non-payday lending financial service that we offer could negatively affect our ability to offer such other financial services. For example, if we were the subject of regulatory action related to our check cashing, title loans or other products, that regulatory action could adversely affect our ability to maintain our licenses for payday lending. Moreover, the suspension or revocation of our license or other authorization in one state could adversely affect our ability to maintain licenses in other states. Accordingly, a violation of a law or regulation in otherwise unrelated products or jurisdictions could affect other parts of our business and adversely affect our business and operations as a whole.

We may need additional financing in the future and any such financing may dilute our existing shareholders.

We anticipate that we will continue to experience growth in our income and expenses for the foreseeable future and that our operating expenses will be a material use of cash resources. In the event that income growth does not meet our expectations, we may require additional financing for working capital. In addition, if we determine to grow our business through acquisitions, any acquisitions we consummate may involve outside financing. Any additional financing may involve dilution of our existing shareholders.

Additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities (including equity-linked or convertible debt securities), loans from banks, loans from affiliates of the Company or other financial institutions. We may not, however, be able to sell any securities or obtain any such additional financing when needed, or do so on terms and conditions acceptable or favorable to the Company, if at all. If financing is not available, we may be forced to consider strategic alternatives, such as (but not limited to) curtailing certain aspects of our operations or closing certain operating locations. If we successfully enter into a financing transaction, any additional equity or equity-linked financing would be dilutive to shareholders, and additional debt financing, if available, may involve restrictive covenants.

The concentration of our revenues in certain states could adversely affect us.

We currently operate in ten states. For the year ended December 31, 2007, revenues from our locations in Nebraska represented approximately 36% of our total revenues. For the foreseeable future, we expect that a material and significant portion of our revenues will continue to be generated in Nebraska. As a result, changes to prevailing economic, demographic, regulatory or any other conditions, including the legislative, regulatory or litigation risks mentioned above, in the markets in which we operate, and Nebraska in particular, could lead to a reduction in demand for our cash advance loans, a decline in our revenues or an increase in our provision for doubtful accounts, or even an outright legal prohibition on the conduct of our business. Any of these outcomes could result in a material and swift deterioration of our financial condition, operating results and business prospects.

Unpredictability in financing markets could impair our ability to grow our business through acquisitions.

We anticipate that opportunities to acquire similar businesses will materially depend on the availability of financing alternatives with acceptable terms. As a result, poor market conditions or uncertainty in the financing markets could materially limit our ability to grow through acquisitions.

Public perception of cash advance lending as being predatory or abusive could adversely affect our business.

Recently, consumer advocacy groups and media reports have advocated governmental action to prohibit or severely restrict cash advance loans. The consumer groups and media reports typically focus on the cost to a consumer for this type of loan, which is higher than the interest typically charged by credit card issuers. This difference in credit cost is more significant if a consumer does not promptly repay the loan, but renews, or rolls over. The consumer groups and media reports typically characterize these transactions as predatory or abusive toward consumers. If this negative characterization of our business becomes widely accepted by consumers, demand for our cash advance loans could significantly decrease, which could adversely affect our results of operations and financial condition. Negative perception of our business activities could also result in our industry being subject to more restrictive laws and regulations and greater exposure to litigation.

Any disruption in the availability of our information systems could adversely affect our operations.

We rely upon our information systems to manage and operate our business. Each location is part of an information network that permits us to maintain adequate cash inventory, reconcile cash balances daily, report revenues and loan losses timely. Our security measures could fail to prevent a disruption in the availability of our information systems or our back-up systems could fail to operate properly. Any disruption in the availability of our information systems could adversely affect our operations and our results of operations.

If we lose key managers or are unable to attract and retain the talent required for our business, our operating results could suffer.

Our future success depends to a significant degree upon the members of our executive management, particularly Christopher Larson, our Chief Executive Officer and President, John Quandahl, our Chief Operating Officer and Steven Staehr, our Chief Financial Officer. Accordingly, the loss of the services of any of these individuals could adversely affect our business. Our continued growth will also depend upon our ability to attract and retain additional skilled management personnel. Competition for highly skilled and experienced management is intense and likely to continue and increase. To the extent that we are unable to attract and retain the talent required for our business, our operating results could suffer.

We lack product and business diversification, which creates a risk that our future revenues and earnings will be susceptible to fluctuations.

Our primary business activity is offering and servicing cash advance loans. We also provide certain related services, such as check cashing, money transfers and money orders, which related services accounted for approximately 20% of our revenues in fiscal 2007. If we are unable to maintain and grow the operating revenues from our cash advance loan business, our future revenues and earnings are not likely to grow and could decline. Our lack of product and business diversification could inhibit the opportunities for growth of our business, revenues and profits.

Competition in the retail financial services industry is intense and could cause us to lose market share and revenues.

We believe that the primary competitive factors in the cash advance loan industry are store location and customer service. We face intense competition in the cash advance loan industry, and we believe that the payday lending market is becoming more competitive as this industry matures and begins to consolidate. The cash advance loan industry has low barriers to entry, and new competitors may enter the market easily. We currently compete with services, such as overdraft protection offered by traditional financial institutions, and with other cash advance loan and check cashing stores and other financial service entities and retail businesses that offer cash advance loans or other similar financial services, as well as a rapidly growing internet-based cash advance loan market. Some of our competitors have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. As a result, we could lose market share and our revenues could decline, thereby affecting our earnings and potential for growth.

General economic conditions affect our loan losses, and accordingly, our results of operations could be adversely affected by a general economic slowdown.

Provision for loan losses, net of recoveries, is one of our largest operating expenses, constituting approximately 13% of total revenues for the fiscal year ended December 31, 2007, with cash advance loan losses comprising most of the losses. At the end of each fiscal quarter, management considers recent collection history to develop expected loss rates, which are used to establish the allowance for loan losses. Any changes in economic factors that adversely affect our customers could result in higher loan loss experiences than anticipated, which could in turn adversely affect our loan charge-offs and operating results.

If estimates of our loan losses are not adequate to absorb actual losses, our financial condition and results of operations may be adversely affected.

We maintain an allowance for loan losses at levels to cover the estimated incurred losses in the collection of our loan portfolio outstanding at the end of each applicable period. At the end of each period, management considers recent collection history to develop expected loss rates, which are used to establish the allowance for loan losses. Our allowance for loan losses was $976,000 on December 31, 2007. Our allowance for loan losses is an estimate, and if actual loan losses are materially greater than our allowance for losses, our financial condition and results of operations could be adversely affected.

Because we maintain a significant supply of cash in our locations, we may experience losses due to employee error and theft.

Because our business requires us to maintain a significant supply of cash in our stores, we are subject to the risk of cash shortages resulting from employee error and theft. We periodically experience employee error and theft in stores, which can significantly increase the operating losses of those stores for the period in which the employee error or theft is discovered. We self-insure for employee error or theft at the store level. If our controls to limit our exposure to employee error and theft at the store level and at our corporate headquarters do not operate effectively or are structured ineffectively, our financial condition and results of operations could be adversely affected.

Regular turnover among our location managers and employees makes it more difficult for us to operate our locations and increases our costs of operation.

We experience a relatively stable workforce among our location managers and employees. Turnover interferes with implementation of operating strategies. Increases in our workforce turnover in the future would likely increase our operating pressures and operating costs and could restrict our ability to grow. Additionally, high turnover would create challenges for us in maintaining high levels of employee awareness of and compliance with our internal procedures and external regulatory compliance requirements.

Our directors, officers and our controlling shareholder possess controlling voting power with respect to our common stock and voting preferred stock, which will limit practically your influence on corporate matters.

Our officers and directors collectively possess beneficial ownership of approximately 14,770,094 shares of our common stock, which currently represents approximately 77.7% of our common stock. This includes all of the 1,125,000 common shares and 10,000,000 shares of Series A Convertible Preferred Stock (presently convertible into our common stock on a share-for-share basis) held by WERCS, a Wyoming corporation and the former sole stockholder of Wyoming Financial Lenders, Inc. As a result, our directors, officers and WERCS (our most significant shareholder), will have the ability to outrightly control our management and affairs through the election and removal of our directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

Our articles of incorporation grant our Board of Directors the power to issue additional shares of common and preferred stock and to designate other classes of preferred stock, all without shareholder approval.

Our authorized capital consists of 250 million shares of capital stock. Pursuant to authority granted by our articles of incorporation, our Board of Directors, without any action by our shareholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our common shares. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock. Furthermore, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute the Company’s book value per share.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

Additional risks to our investors may exist since we became public through a “reverse merger.” Security analysts of major brokerage firms may not provide coverage of the Company since, because we became public through a reverse merger, there is no incentive to brokerage firms to recommend the purchase of our common stock. In addition, because of past abuses and fraud concerns stemming primarily from a lack of public information about newly public businesses, there are many people in the securities industry and business in general who view reverse merger/public shell transactions with suspicion. Without brokerage firm and analyst coverage, there may be fewer people aware of the Company and its business, resulting in fewer potential buyers of our securities, less liquidity, and depressed stock prices for our investors.

Wyoming Financial Lenders, Inc. may have material liabilities of which the Company is not aware, or vice versa.

Although each of the parties to the Merger conducted a due-diligence review of the financial condition and legal status of the other, the Company may have material liabilities that Wyoming Financial Lenders, Inc. is not aware of and has not yet discovered or, conversely, Wyoming Financial Lenders, Inc. may have material liabilities that the Company was not aware and did not discover prior to the consummation of the Merger. Further, although the Merger Agreement contained customary representations and warranties from both parties concerning their assets, liabilities, financial condition and affairs, it is possible that none of the Company, Wyoming Financial Lenders, Inc. (as the operating entity after the Merger) or the pre-Merger owners of either entity will have any material recourse against another party or its former or current owners or principals in the event such representations and warranties prove to be untrue, with resulting damages.

We are subject to the Sarbanes-Oxley Act and the reporting requirements of federal securities laws, which can be expensive.

As a result of the Merger, we are subject to the Sarbanes-Oxley Act and became a public reporting company and, accordingly, subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws. The costs of compliance with Sarbanes-Oxley, of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, furnishing audited reports to our shareholders, and other legal, audit and internal resource costs attendant with being a public reporting company will cause our expenses to be significantly higher than they would be if Wyoming Financial Lenders, Inc. had remained privately held.

Our common stock trades only in an illiquid trading market.

Trading of our common stock is conducted on the over-the-counter bulletin board. This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of our Company and its common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

There is not now and there may not ever be an active market for shares of our common stock.

In general, there has been very little trading activity in shares of the Company’s common stock. The small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, small trading volumes are generally understood to depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

We do not intend to pay dividends on our common stock for the foreseeable future. We will, however, pay dividends on our convertible preferred stock.

Wyoming Financial Lenders, Inc. has in the past paid dividends to WERCS (its former sole stockholder prior to the Merger). In the Merger, WERCS was issued 10,000,000 shares of “Series A Convertible Preferred Stock,” each share of which carries a $2.10 stated value. Such preferred stock entitles its holders to (i) a cumulative 10% dividend, compounded and payable on a quarterly basis; (ii) in the event of a liquidation or dissolution of the Company, a preference in the amount of all accrued but unpaid dividends plus the stated value of such shares, before any payment shall be made or any assets distributed to the holders of any junior securities; (iii) convert their preferred shares into common shares of the Company on a share-for-share basis (subject to adjustment); and (iv) vote their preferred shares on an as-if-converted basis. The Company has the right to redeem some or all such preferred shares, at any time upon 60 days’ advance notice, at a price dependent upon the date of redemption. In the case of any redemption closing on or prior to March 31, 2009, the redemption price will be $3.00 per share plus accrued but unpaid dividends; thereafter, the redemption price will $3.50 per share plus accrued but unpaid dividends. Holders of Series A Convertible Preferred Stock have no preemptive or cumulative-voting rights.

We do not anticipate that we will cause the Company to pay any dividends after the Merger for the foreseeable future on our common class of stock. Accordingly, any return on an investment in our Company will be realized only when you sell shares of our common stock.

ITEM 2. PROPERTIES.

Our headquarters is in Council Bluffs, Iowa. We have a 3,500 square feet space which is sufficient for our projected near term future growth. The monthly lease amount is $3,280 and the term runs through November 2010. The corporate phone number is (712) 322-4020.

As of the date of this report, we have approximately 61 total store locations. Those locations typically range in size from 1,000 square feet to 2,000 square feet, and have varying lease terms (none of which, however, have remaining terms of more than five years). As of the date of this report, we have stores in the following cities:

• Chandler, Arizona

• Buckeye, Arizona

• Lower Buckeye, Arizona

• Surprise, Arizona

• Mesa, Arizona

• Sterling, Colorado

• Ames, Iowa

• Des Moines, Iowa (four locations)

• Sioux City, Iowa

• Dodge City, Kansas

• Garden City, Kansas

• Billings, Montana (two locations)

• Butte, Montana

• Great Falls, Montana

• Holdrege, Nebraska

• Columbus, Nebraska

• Grand Island, Nebraska

• Hastings, Nebraska

• Lincoln, Nebraska (four locations)

• North Platte, Nebraska

• Omaha, Nebraska (six locations)

• Bismarck, North Dakota (two locations)

• Grand Forks, North Dakota (four locations)

• Fargo, North Dakota

• Minot, North Dakota

• Aberdeen, South Dakota

• Rapid City, South Dakota

• Sioux Falls, South Dakota

• Watertown, South Dakota

• Salt Lake City, Utah

• Sandy, Utah

• Taylorsville, Utah

• West Jordan, Utah

• Kenosha, Wisconsin (three locations)

• Pleasant Prairie, Wisconsin

• Racine, Wisconsin (two locations)

• East Casper, Wyoming

• Gillette, Wyoming

• Laramie, Wyoming

• Sheridan, Wyoming

• West Casper, Wyoming

• Rock Springs, Wyoming

ITEM 3.	LEGAL PROCEEDINGS.

The Company is not currently involved in any material legal proceedings. Nevertheless, our business frequently involves many immaterial legal proceedings relating primarily to the collection of customer debts.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed for trading on the over-the-counter bulletin board under the symbol “URON.OB.” The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2007. The Company’s common shares did not begin trading on the OTC Bulletin Board until February 2007. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

	Year Ended December 31, 2007
	High	Low
First Quarter	$4.00	$1.30
Second Quarter	$4.00	$1.10
Third Quarter	$3.00	$.50
Fourth Quarter	$3.00	$.50

Holders

As of the date of this report, we had 9,014,644 shares of common stock outstanding held by approximately 500 holders of record.

Dividends

Holders of our common stock are entitled to share pro rata in dividends and distributions with respect to the common stock when, as and if declared by our Board of Directors out of funds legally available therefor. We have not paid any dividends on our common stock and intend to retain earnings, if any, to finance the development and expansion of our business. Additionally, the Company must first pay preferred dividends on its Series A Convertible Preferred Stock as described under the caption “Description of Equity Securities” below. The current dividend payable to the holders of Series A Convertible Preferred Stock aggregates to $525,000 on a quarterly basis. Other than with respect to shares of Series A Convertible Preferred Stock, future dividend policy is subject to the sole discretion of our Board of Directors and will depend upon a number of factors, including future earnings, capital requirements and our financial condition.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth certain information, as of the close of business on December 31, 2007, regarding equity compensation plans (including individual compensation arrangements) under which securities of URON Inc. were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	0	0	0
Equity compensation plans not approved by securityholders (1)	2,000,000	$0.01	None	(2)

(1)
The Company is not required by applicable state law or the listing standards of any self-regulatory agency (e.g., the OTC Bulletin Board, NASD, AMEX or NYSE) to obtain the approval of its securityholders prior to issuing any such compensatory options, warrants or other rights to purchase securities of the Company.

(2)
In January 2008, the Company adopted the 2008 Stock Incentive Plan which permits the issuance of various incentives, including options or similar rights to purchase or acquire up to 2,000,000 shares of common stock. As of the date of this report, no incentives have been issued under such plan.

Recent Sales of Unregistered Securities

For sales of unregistered securities made by URON Inc. during the three-year period prior to this report, please refer to our quarterly reports on Form 10-QSB filed on September 11, 2006 (amended on January 12, 2007), November 14, 2006 (amended on January 12, 2007), May 16, 2007, August 15, 2007 and November 20, 2007; our annual report on Form 10-KSB filed on April 17, 2007; and our current reports on Form 8-K filed on January 7, 2008 and March 3, 2008; and all of such disclosures are hereby incorporated herein by this reference.

Description of Equity Securities

Our authorized capital stock consists of 250 million shares of capital stock, no par value per share (unless otherwise determined by the Board of Directors). All shares of common stock have equal voting rights and are entitled to one vote per share on all matters to be voted upon by our shareholders. Shares of our common stock have no preemptive, subscription, conversion or redemption rights and may be issued only as fully-paid and non-assessable shares. Cumulative voting in the election of directors is not permitted. In the event of our liquidation, each holder of our common stock is entitled to receive a proportionate share of our assets available for distribution to stockholders after the payment of liabilities. All shares of our common stock issued and outstanding are fully-paid and non-assessable.

Of our 250 million shares of authorized capital, we have designated 10,000,000 for issuance as “Series A Convertible Preferred Stock.” Each share of Series A Convertible Preferred Stock carries a $2.10 stated value and entitles its holders to (i) a cumulative 10% dividend, compounded and payable on a quarterly basis; (ii) in the event of a liquidation or dissolution of the Company, a preference in the amount of all accrued but unpaid dividends plus the stated value of such shares, before any payment shall be made or any assets distributed to the holders of any junior securities; (iii) convert their preferred shares into common shares of the Company on a share-for-share basis (subject to adjustment); and (iv) vote their preferred shares on an as-if-converted basis. The Company has the right to redeem some or all of such preferred shares, at any time upon 60 days’ advance notice, at a price dependent upon the date of redemption. In the case of any redemption closing on or prior to March 31, 2009, the redemption price will be $3.00 per share plus accrued but unpaid dividends; thereafter, the redemption price will $3.50 per share plus accrued but unpaid dividends. Holders of Series A Convertible Preferred Stock have no preemptive or cumulative-voting rights.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

Pursuant to the December 13, 2007 Merger Agreement, WFL Acquisition Corp. merged with and into Wyoming Financial Lenders, Inc., with Wyoming Financial Lenders remaining as the surviving entity and a wholly owned operating subsidiary of the Company. As indicated above, this transaction is referred to throughout this report as the “Merger.” The Merger was effective as of the close of business on December 31, 2007, by the filing of a certificate of merger with the Wyoming Secretary of State.

Since the Merger, the Company (through Wyoming Financial Lenders, Inc.) provides retail financial services to individuals in the mid-western United States. These services include non-recourse cash advance loans, check cashing and other money services. At the close of business on December 31, 2007, the Company owned and operated 52 stores in ten states (Colorado, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming). As of the date of this report, we owned and operated a total of 61 stores in the foregoing states and Arizona.

We provide short-term consumer loans, known as cash advance loans, in amounts that typically range from $100 to $500. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and that customer’s post-dated personal check for the aggregate amount of the cash advanced, plus a fee. The fee varies from state to state, based on applicable regulations, and generally ranges from $15 to $20 per each $100 borrowed. To repay the cash advance loans, customers may pay with cash, in which case their personal check is returned to them, allow the check to be presented to the bank for collection, or pay by ACH direct payment. All of the Company’s loans and other services are subject to state regulations which vary from state to state, federal regulations and local regulation, where applicable.

Discussion of Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis. The preparation of these financial statements requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis. We base these estimates on the information currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary materially from these estimates under different assumptions or conditions.

Our significant accounting policies are discussed in Note 1, Nature of Business and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

We believe that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Loan Loss Allowance

We maintain a loan loss allowance for anticipated losses for our cash advance loans. To estimate the appropriate level of loan loss allowances, we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current loan loss allowance is based on our net write offs, typically expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans that we write off. As conditions change, we may need to make additional allowances in future periods.

When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated check or a written authorization to initiate a charge to the customer's bank account on the stated maturity date of the loan. If the check or the debit to the customer's account is returned from the bank unpaid, the loan is placed in default status and an allowance for this defaulted loan receivable is established and charged against expense in the period that the loan is placed in default status. This allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded. Returned items, net of allowance, was $375,000 and $298,000 at December 31, 2007 and 2006, respectively.

Valuation of long-lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant underperformance relative to expected historical or projected future cash flows, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured based on the excess of the assets' carrying value over the estimated fair value.

Share-Based Compensation

Under the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123R (SFAS 123R), “Share-Based Payment”, our share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense based on the applicable vesting schedule. Determining the fair value of share-based awards at grant date requires judgment, which includes estimating the amount of share-based awards expected to be forfeited. The Black-Scholes option pricing model (using estimated value of URON Inc.) is used to measure fair value for stock option grants.

During 2007, we granted 1,600,000 shares of restricted stock options and warrants to certain employees and non employees of the Company. These options and warrants vested upon the successful completion of the Company’s merger on December 31, 2007. We estimated that the grant date fair market value of these restricted options totaled $368,000 at the time of issuance and $1,248,000 at the time of exercise in January 2008. During 2007, we granted warrants to an adviser to the Company for the purchase of up to 400,000 shares. These warrants vested upon the successful completion of the Company’s merger on December 31, 2007. We estimated that the grant date fair market value of these restricted warrants totaled $92,000 at the time of issuance. These warrants have not been exercised as of the date of this report.

Results of Operations

Net Income. For the year ended December 31, 2007, net income was $.03 million compared to net income of $1.37 million in 2006. A discussion of the various components of net income follows.

Revenues. Revenues totaled $11.35 million in 2007 compared to $8.72 million in 2006, an increase of $2.63 million or 30.1%. The increase in revenues was primarily a result of higher cash advance loan volumes resulting from an increase in the number of stores and customer transactions. We originated approximately $62 million in cash advance loans during 2007 compared to $47 million during the prior year. The average loan (including fee) totaled $322 in 2007 versus $335 in the prior year. Our average fee rate for 2007 was $47.51 compared to $49.03 in 2006. Revenues from check cashing, title loans, guaranteed phone/Cricket fees, and other sources totaled $2.24 million and $1.82 million for 2007 and 2006, respectively.

Salaries and Benefits. Payroll and related costs were $3.75 million in 2007 compared to $2.98 million in 2006 an increase of $.77 million, as headcount increased mostly due to an increase in the number of branch locations and corporate positions.

Provisions for Loan Losses. Our provision for losses for 2007 totaled $1.48 million and $.88 million for 2006. The less favorable loss ratio year to year reflects our accelerated rate of unit store growth during 2007, and a more challenging collections environment as a result of an increase in bankruptcy filings, higher energy prices and increased competition in the lending industry.

Guaranteed phone/Cricket. Guaranteed phone/Cricket dropped to $.44 million in 2007 compared to $.59 million in 2006. The decrease was a result of lower guaranteed phone/Cricket revenue due to a national trend of more consumers relying on cellular phones versus home phones where the guaranteed phone product is used.

Occupancy Costs. Occupancy expenses, consisting primarily of store leases were $.78 million during 2007, compared to $.45 million in 2006, an increase of $.33 million due to the addition of stores during 2007. Occupancy expenses as a percentage of revenues increased from 5.2 % in 2006 to 6.9% in 2007, primarily due to the high number of stores many of which were opened recently and had lower profitability compared to the more mature locations.

Advertising. Advertising and marketing related expense was $.42 million in 2007 compared to $.38 million in 2006 due primarily to the greater number of stores operating in 2007.

Depreciation. Depreciation increased by $.03 million in 2007 due to depreciation associated with capital expenditures for stores. Depreciation was $.14 million for 2007 and $.11 million for 2006.

Amortization of Intangible Assets. Amortization of intangible assets was $.14 million for both 2007 and 2006.

Stock-Based Compensation Expense. The Company incurred stock-based compensation expense related to employee stock options and warrants issued in conjunction with the Merger and were $.46 million in 2007.

Merger Transaction Expenses.  Expenses related to the Company’s Merger were $1.4 million in 2007.

General, Administrative and Other. Total other costs for the year ended December 31, 2007 were $1.41 million compared to $.99 million in 2006. Other costs, which include, utilities, and office supplies collection costs and other minor costs increased by $.42 million primarily due to growth in number of stores.

Total Operating Expenses. Total operating expenses for the year ended December 31, 2007 were $10.42 million compared to $6.52 million for 2006. The $3.90 million, or 59.82% increase in operating expenses over the comparable period in 2006, was due primarily to the increased amount of transactions, expansion of our business with additional stores, expenses related to the Merger transaction and stock-based compensation expense.

Income From Operations. Income from operations as a result of the above factors was $.93 million compared income of $2.20 million in 2006.

Income Tax Expense. Income tax expense was $.90 million in 2007 compared to income tax expense of $.83 million in 2006 primarily as a result of 2007 Merger-related nondeductible permanent differences.

Net Income. Net income in 2007 was $.03 million in 2007 compared to net income of $1.37 million in 2006, a decrease in net income of $1.34 million.

Liquidity and Capital Resources

At December 31, 2007, we had cash of $.98 million compared to $1.27 million at December 31, 2006. Cash decreased by $.28 million during fiscal 2007 and cash increased by $.34 million during fiscal 2006. For fiscal year 2008, we believe that our available cash, combined with expected cash flows from operations and collections of stock subscriptions receivable, will be sufficient to fund our liquidity and capital expenditure requirements during fiscal 2008.

Net cash provided by operating activities was $1.91 million in 2007 and $2.55 million in 2006. Operating cash flows from 2006 to 2007 were lower due a larger net growth in loans receivable (i.e., growth in loans receivable less allowance for losses) and changes to deferred income taxes due to a change in 2007 in the Company’s method of accounting for late loans receivable for income tax reporting. Net cash used by investing activities was $.15 million in 2007 and $5.50 million in 2006. Investing activities consisted of store acquisitions and improvements. Net cash used by financing activities was $2.04 million in 2007 versus net cash used by financing activities of $3.29 million in 2006. In 2006, financing activities included stockholder’s contribution of $4.20 million. Dividends paid were $1.59 million and $.91 million in 2007 and 2006, respectively. Payments of notes payable in 2007 were $.53 million.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements

The following consolidated financial statements, and related notes thereto, and the related Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report on Form 10-K:

Index to Financial Information

CONTENTS

Page(s)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-3

Consolidated Statements of Income	F-4

Consolidated Statements of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7- F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board Directors
URON Inc.
Council Bluffs, Iowa

We have audited the accompanying consolidated balance sheets of URON Inc. and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of URON Inc. and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Lurie Besikof Lapidus & Company, LLP
Minneapolis, Minnesota

April 2, 2008

URON INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2007	2006
CURRENT ASSETS
Cash	$984,625	$1,265,460
Loans receivable, less allowance for doubtful accounts of $976,000 and $762,000	4,117,497	3,884,807
Stock subscriptions receivable, subsequently collected	4,422,300	-
Prepaid expenses and other	92,333	166,988
Deferred income taxes	526,000	394,000
TOTAL CURRENT ASSETS	10,142,755	5,711,255

PROPERTY AND EQUIPMENT	631,736	656,606

GOODWILL	9,883,659	9,883,659

INTANGIBLE ASSETS	90,926	227,333

OTHER	167,000	-

TOTAL ASSETS	$20,916,076	$16,478,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,908,844	$496,769
Accounts payable - related parties	950,935	-
Deferred revenue	262,357	250,133
Notes payable	-	530,000
TOTAL CURRENT LIABILITIES	3,122,136	1,276,902

DEFERRED INCOME TAXES	545,000	675,000

TOTAL LIABILITIES	3,667,136	1,951,902

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, 10% cumulative dividends, $0.01 par value, $2.10 stated value, 10,000,000 shares authorized, issued and outstanding	100,000	100,000
Common stock, no par value, 10,000,000 shares authorized, 6,299,753 and 1,125,000 shares issued and outstanding
Additional paid-in capital	17,639,318	13,358,158
Retained earnings (deficit)	(490,378)	1,068,793
	17,248,940	14,526,951

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,916,076	$16,478,853

See notes to consolidated financial statements.

URON INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006

REVENUES
Loan fees	$9,104,545	$6,898,554
Check cashing fees	1,333,123	817,379
Guaranteed phone/Cricket fees	749,475	889,778
Other fees	159,381	114,127
	11,346,524	8,719,838

OPERATING EXPENSES
Salaries and benefits	3,747,347	2,978,298
Provisions for loan losses	1,484,754	878,469
Guaranteed phone/Cricket	442,845	592,283
Occupancy	783,173	454,681
Advertising	421,265	376,077
Depreciation	140,638	111,320
Amortization of intangible assets	136,407	136,405
Stock-based compensation expense	460,000	-
Merger transaction expenses	1,391,024	-
General, administrative and other	1,407,827	992,444
	10,415,280	6,519,977

INCOME FROM OPERATIONS	931,244	2,199,861

INCOME TAX EXPENSE	904,000	829,000

NET INCOME	27,244	1,370,861

ASSUMED SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS	(2,100,000)	(2,100,000)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,072,756)	$(729,139)

NET LOSS PER COMMON SHARE -
Basic and diluted	$(1.82)	$(0.65)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and diluted	1,139,177	1,125,000

See notes to consolidated financial statements.

URON INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A
	Convertible		Common		Additional
	Preferred Stock		Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE - December 31, 2005	10,000,000	$100,000	1,125,000	$-	$9,158,158	$607,074	$9,865,232

Equity contribution	-	-	-	-	4,200,000	-	4,200,000
Dividends	-	-	-	-	-	(909,142)	(909,142)
Net income	-	-	-	-	-	1,370,861	1,370,861

BALANCE - December 31, 2006	10,000,000	100,000	1,125,000	-	13,358,158	1,068,793	14,526,951

Common stock issued, net of $347,995 costs	-	-	4,403,544	-	4,150,005	-	4,150,005
Stock-based compensation	-	-	-	-	460,000	-	460,000
Reverse Merger Transaction:
Previously issued URON Inc. stock	-	-	771,209	-	369,919	(419,919)	(50,000)
Elimination of accumulated deficit	-	-	-	-	(419,919)	419,919	-
Return of capital to WERCS	-	-	-	-	(278,845)	-	(278,845)
Dividends	-	-	-	-	-	(1,586,415)	(1,586,415)
Net income	-	-	-	-	-	27,244	27,244

BALANCE - December 31, 2007	10,000,000	$100,000	6,299,753	$-	$17,639,318	$(490,378)	$17,248,940

See notes to consolidated financial statements.

URON INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$27,244	$1,370,861
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	460,000	-
Depreciation	140,638	111,320
Amortization of intangible assets	136,407	136,405
Deferred income taxes	(262,000)	198,000
Loss on disposal of property and equipment	25,979	-
Changes in operating assets and liabilities:
Loans receivable	(224,722)	(11,940)
Prepaid expenses and other	74,655	(88,405)
Accounts payable and accrued liabilities	1,519,170	758,813
Deferred revenue	12,224	79,054
Net cash provided by operating activities	1,909,595	2,554,108

INVESTING ACTIVITIES
Purchases of property and equipment	(140,747)	(219,355)
Acquisition of stores, net of cash acquired	(8,968)	(5,285,163)
Net cash used by investing activities	(149,715)	(5,504,518)

FINANCING ACTIVITIES
Payments on notes payable	(530,000)	-
Stock sales and equity contribution	75,700	4,200,000
Dividends	(1,586,415)	(909,142)
Net cash provided (used) by financing activities	(2,040,715)	3,290,858

NET INCREASE (DECREASE) IN CASH	(280,835)	340,448

CASH
Beginning of year	1,265,460	925,012

End of year	$984,625	$1,265,460

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid (primarily to WERCS) for income taxes	$1,176,044	$620,956

Noncash investing and financing activities:
Stock sold on subscriptions - uncollected	$4,422,300	$-
Cost of raised capital in accounts payable	347,995	-
Return of capital to WERCS in accounts payable	278,845	-
Other assets in accounts payable	167,000	-
Reverse merger of URON Inc.	50,000	-

See notes to consolidated financial statements.

URON INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies -

Nature of Business/ Basis of Presentation

URON Inc. (URON) through its wholly owned operating subsidiary, Wyoming Financial Lenders, Inc. (WFL), collectively referred to as the Company, provides retail financial services to individuals in the Midwestern United States. These services include non-recourse cash advance loans, check cashing and other money services. The Company also is a non-recourse reseller of guaranteed phone service and Cricket cellular phones. As of December 31, 2007, the Company operated 52 stores in 10 states (Nebraska, Wyoming, Utah, Iowa, North Dakota, South Dakota, Kansas, Wisconsin, Montana and Colorado). As of December 31, 2006, Company operated in 55 stores in 10 states. The consolidated financial statements include the accounts of URON and WFL. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company provides short-term consumer loans, known as cash advance loans, in amounts that typically range from $100 to $500. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s personal check for the aggregate amount of the cash advanced plus a fee. The fee varies from state to state, based on applicable regulations and generally ranges from $15 to $20 per each $100 borrowed. To repay the cash advance loans, customers may pay with cash, in which their personal check is returned to them, allowing their check to be presented to the bank for collection, or by ACH direct payment.

The Company also provides ancillary consumer financial products and services that are complementary to its cash advance-lending business, such as check-cashing services, money transfers and money orders. We also offer guaranteed phone/Cricket™ phones to our customers.

Our loans and other services are subject to state regulations (which vary from state to state) and federal and local regulations, where applicable.

Pursuant to an Agreement and Plan of Merger and Reorganization dated December 13, 2007 (Merger Agreement), by and among URON, WFL Acquisition Corp., a Wyoming corporation and wholly owned subsidiary of the URON, and WFL, WFL Acquisition Corp. merged with and into WFL, with WFL remaining as the surviving entity and a wholly owned operating subsidiary of the URON. This transaction is referred to throughout this report as the “Merger” (Note 2).

As a result of the Merger, WERCS, a Wyoming corporation and the former sole stockholder of WFL, received: (i) 1,125,000 shares of the URON’s common stock, and (ii) 10,000,000 shares of Series A Convertible Preferred Stock. On an aggregate and as-if-converted basis, WERCS received 11,125,000 common shares representing approximately 68% of the Company’s outstanding common stock after the Merger. In addition, WERCS received a $278,845 return of capital for excess assets at the Merger date as defined in the Merger Agreement.

(continued)

URON INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies - (continued)

Nature of Business/ Basis of Presentation - (continued)

The consolidated financial statements account for the Merger as a capital transaction in substance (and not a business combination of two operating entities) that would be equivalent to WFL issuing securities to URON in exchange for the net monetary liabilities of URON, accompanied by a recapitalization and, as a result, no goodwill relating to the Merger has been recorded.

Prior to the Merger, URON effected a 1-for-10 share combination (i.e., reverse stock split) of its capital stock, and corresponding reduction in the number of shares of authorized capital, effective as of December 27, 2007. All share and per share information included in these consolidated financial statements give effect for the 1-for-10 share combination.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Significant management estimates relate to the allowance for loans receivable, allocation of and carrying value of goodwill and intangible assets, value associated with stock-based compensation, and deferred taxes and tax uncertainties.

Revenue Recognition

The Company recognizes fees on cash advance loans on a constant-yield basis ratably over the loans’ terms. The Company records fees derived from check cashing, guaranteed phone/Cricket fees, and all other services in the period in which the service is provided.

Loans Receivable

In addition to loans receivable that are currently due, loans receivable also include cash advance loans that have not been repaid, where the customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, closed accounts, or other reasons. Loans receivable are carried at cost less the allowance for doubtful accounts.

The Company does not specifically reserve for any individual loan. The Company aggregates cash advance loans for purposes of estimating the loss allowance using a methodology that analyzes portfolio statistics and management’s judgment regarding recent trends noted in the portfolio. This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.

(continued)

URON INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies - (continued)

Loans Receivable - (continued)

When a bank returns a customer’s check, the account is recognized as a returned item receivable and is included in loans receivable. All returned items are charged off after 180 days, as collections after that date are not significant. Returned items receivable, net of allowances, were approximately $375,000 and $298,000 at December 31, 2007 and 2006, respectively.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets. Useful lives range from five to seven years for furniture, equipment, and vehicles. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the related assets or the leases term, and this amortization is included with depreciation.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired using purchase accounting and is not amortized.

Intangible Assets

Customer relationships represent the fair values assigned to relationships with customers acquired through business acquisitions and is amortized over three years.

Long- Lived Assets

Goodwill is reviewed, at least annually, for impairment. Property and equipment and customer relationships are reviewed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recognized when the fair value of the asset is less than the carrying value of the asset.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and loans receivable. The Company’s cash is placed with high quality financial institutions. From time to time, cash balances exceed federally insured limits. The Company has not experienced any significant losses with respect to its cash. Loans receivable, while concentrated in geographical areas, are dispersed among numerous customers.

(continued)

URON INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies - (continued)

Income Taxes

Deferred income taxes reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts, based on enacted tax laws and statutory tax rates applicable in the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents taxes paid or payable for the current year and changes during the year in deferred tax assets and liabilities.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted net loss per common share is computed by dividing the net loss available to common shareholders’ by the sum of the weighted average number of common shares outstanding plus potentially dilutive common share equivalents (stock options, stock warrants, convertible preferred shares) when dilutive. The following potentially dilutive securities were anti-dilutive and therefore excluded from the dilutive net loss per share computation:

Series A Convertible Preferred Stock	10,000,000
Stock options (issued in 2007)	1,575,000
Stock warrants (issued in 2007)	425,000

12,000,000

Fair Value of Financial Instruments

The amounts reported in the balance sheets for cash, loans receivable, stock subscriptions receivable notes payable, and accounts payable are short-term in nature and their carrying values approximate fair values.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements (as amended),” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstances. The effective date of this standard was for all full fiscal and interim periods beginning after November 15, 2007. On December 14, 2007, the FASB issued Staff Position FAS 157-b, which deferred the effective date of SFAS No. 157 for one year, as it relates to nonfinancial assets and liabilities. The Company is evaluating the impact the adoption of SFAS No. 157 will have on our financial position or results of operations.

(continued)

URON INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies - (continued)

Recent Accounting Pronouncements - (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (as amended), Including an Amendment of FASB Statement No. 115,” which permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. SFAS No. 159 will be effective for the Company beginning in fiscal 2008. The Company is evaluating the impact the adoption of SFAS No. 159 will have on our financial position or results of operations.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. This standard will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interest and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interests holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are evaluating the impact the adoption of SFAS No. 160 will have on our financial position or result of operations.

2.	Merger -

The following is a summary of the significant Merger-related transactions:

In contemplation of the Merger, URON entered into a subscription agreement with the Company’s Chief Executive Officer (CEO). Under the agreement, the CEO purchased 1,071,875 shares of URON common stock for an aggregate purchase price of $500,000. At December 31, 2007, the purchase price was included in subscriptions receivable and has since been collected.

In contemplation of the Merger, URON entered into various stock option agreements with executive and non-executive management personnel. In addition, URON granted stock warrants to certain other parties. In total, URON granted stock options and warrants to eleven parties, to purchase an aggregate of 1,600,000 shares of common stock at the per-share price of $0.01. These options and warrants include 550,000 issued to the Company’s Chief Financial Officer (CFO) and 400,000 issued to the Company’s Chief Operating Officer (COO).

(continued)

URON INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Merger - (continued)

URON issued a warrant to Lantern Advisors, LLC for the purchase of up to 400,000 shares of common stock at the per-share price of $0.01 for professional services.

The Company assumed $50,000 of liabilities of URON.

The Company was responsible for certain fees to various brokers, advisors and others for expenses related to the Merger.

In contemplation of the Merger, URON entered into subscription agreements to sell 3,331,669 shares of its common stock for an aggregate purchase price of $3,998,000. As of December 31, 2007, $75,700 of the subscriptions receivable were collected and the remaining amount has since been collected. Expenses incurred related to the issuance of these shares were $347,995.

WERCS, the former sole owner of WFL common stock, received an aggregate of 1,125,000 shares of URON’s common stock and 10,000,000 shares of URON Series A Convertible Preferred Stock.

3.	Acquisitions -

In 2007 and 2006, the Company purchased the assets of various stores in separate transactions. The aggregate purchase price totaled $10,849 in 2007 and $5,473,600 in 2006.

Under the purchase method of accounting the assets and liabilities of the acquisitions were recorded at their respective fair values as of the purchase date as follows:

	Year Ended December 31,
	2007	2006

Cash	$1,881	$188,437
Loans receivable	7,968	1,274,611
Other current assets	-	1,200
Property and equipment	1,000	273,148
Goodwill	-	3,792,009
Current liabilities	-	(55,805)

	$10,849	$5,473,600

(continued)

URON INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions - (continued)

The results of the operations for the acquired locations have been included in the financial statements since the date of the acquisitions. The following table presents the unaudited pro forma results of operations for the years ended December 31, 2007 and 2006, as if these acquisitions had been consummated at the beginning of each year presented. The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the year presented or the results which may occur in the future.

	Year Ended December 31,
	2007	2006
	(unaudited)	(unaudited)
Pro forma revenue	$11,466,524	$11,466,524
Pro forma net income	51,244	1,802,580
Net loss per common share - basic and diluted	(1.80)	(0.26)

4.	Property and Equipment -

Property and equipment consisted of the following:

	December 31,
	2007	2006

Furniture and equipment	$553,714	$590,275
Leasehold improvements	400,931	396,267
Vehicles	62,160	55,410
	1,016,805	1,041,952
Less accumulated depreciation	385,069	385,346

	$631,736	$656,606

5.	Intangible Assets -

Intangible assets consisted of the follows:

	December 31,
	2007	2006

Customer relationships	$451,974	$451,974
Less accumulated amortization	361,048	224,641

	$90,926	$227,333

Future amortization of intangible assets will be $90,926 in 2008.

URON INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Income Taxes -

Prior to the Merger, the Company operated under an informal tax allocation agreement with WERCS, which required the Company to pay its fair share of its income taxes as if the Company were a stand-alone entity.

The Company’s provision for income taxes is as follows:

	Year Ended December 31,
	2007	2006
Current:
Federal	$996,000	$539,000
State	170,000	92,000
	1,166,000	631,000
Deferred:
Federal	(178,000)	210,000
State	(84,000)	(12,000)
	(262,000)	198,000

	$904,000	$829,000

Deferred income tax assets (liabilities) are summarized as follows:

	December 31,
	2007		2006
	Current	Noncurrent	Current	Noncurrent
Deferred income tax assets
Allowance for loans receivable	$367,000	$-	$287,000	$-
Deferred revenue	-	-	94,000	-
Stock-based compensation	137,000	-	-	-
Other	22,000	-	13,000	-
	526,000	-	394,000	-
Deferred income tax liabilities
Late loans receivable	-	-	-	(366,000)
Property and equipment	-	(25,000)	-	(2,000)
Goodwill and intangible assets	-	(520,000)	-	(307,000)
	-	(545,000)	-	(675,000)

Net	$526,000	$(545,000)	$394,000	$(675,000)

In 2007, the Company changed its income tax reporting method of accounting for late loans receivable and deferred revenue.

(continued)

URON INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Income Taxes - (continued)

Reconciliations from the statutory federal income tax rate to the effective income tax rate are as follows:

	Year Ended December 31,
	2007	2006

Income tax expense using the statutory federal rate	$316,600	$747,800
State income taxes, net of federal benefit	33,800	80,100
Permanent differences, primarily merger transaction expenses	553,600	1,100

Income tax expense	$904,000	$829,000

The Company adopted the provisions of FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes - an Interpretation No. 109”, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” As required by FIN No. 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN No. 48 did not have a material impact on the consolidated financial statements.

It is the Company’s practice to recognize penalties and/or interest related to income tax matters in interest and penalties expense. As of December 31, 2007, the Company had an immaterial amount of accrued interest and penalties.

The Company is subject to income taxes in the U.S. federal jurisdiction and various states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for the years before 2004. The Company is not currently under examination by any taxing jurisdiction.

7.	Stockholders’ Equity -

Capitalization

At December 31, 2007, the Company’s authorized capital stock consists of 20,000,000 shares of no par value capital stock. All shares have equal voting rights and are entitled to one vote per share.

(continued)

URON INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Stockholders’ Equity - (continued)

Capitalization - (continued)

Of the 20,000,000 shares of authorized capital, 10,000,000 have been designated as common stock and 10,000,000 as Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has a 10% cumulative dividend and can be converted on a share-for-share basis into common stock. The Company has the right to redeem some or all of the Series A Convertible Preferred Stock at any time, upon 60 days notice, at $3.00 per share prior to April 1, 2009, or $3.50 per share afterwards, plus any cumulative unpaid dividends.

Stock Options and Warrants

No stock options or stock warrants were granted by the Company prior to 2007. In 2007, stock option and stock warrants were granted in connection with the Merger, became immediately exercisable with the Merger, and had a grant date fair value of $0.23. The Company intends to issue new shares upon exercise of stock option and warrants.

Stock options and stock warrants outstanding at December 31, 2007, consisted of the following:

	Stock Options	Stock Warrants
Exercise price	$0.01	$0.01
Units outstanding	1,575,000	425,000
Remaining contractual life	1 year	1 year

The aggregate intrinsic value of all vested options and warrants at December 31, 2007 is approximately $8 million.

Stock options and stock warrants activity for 2007 consisted of the following:

	Stock Options	Stock Warrants
Outstanding, December 31, 2006	-	-
Granted	1,575,000	425,000
Exercised	-	-

Outstanding, December 31, 2007	1,575,000	425,000

The fair value of stock options and stock warrants is estimated using the Black-Scholes-Merton option pricing model (using estimated value of URON) with the following weighted average assumptions:

Description	Assumption

Risk-free interest rate	3.14%
Expected life	0.50 years
Expected volatility	247.00%
Expected dividend rate	0.00%

URON INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Operating Lease Commitments -

The Company leases its facilities under operating leases with terms ranging from three to five years, with rights to extend for additional periods. Rent expense was approximately $757,000 and $455,000 in 2007 and 2006 respectively. Future minimum lease payments are approximately as follows:

Year Ending December 31,	Amount
2008	$470,000
2009	363,000
2010	219,000
2011	131,000
2012	48,000

$1,231,000

9.	Related Party Transactions -

At December 31, 2007, accounts payable included approximately $401,000 payable to the Company’s CEO for reimbursement of Merger and equity transaction related costs and $550,000 payable to WERCS for merger transaction related costs and return of capital.

The Company leases two properties from an officer of the Company and another related party under operating leases that extend through 2011 requiring monthly lease payments of $2,400.

10.	Employee Savings Plan -

The Company began a defined contribution retirement plan in 2007 intended to be qualified under Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the Plan after approximately one year of employment. The Plan allows each participant to make elective contributions subject to statutory limits. The Company matches employee contributions up to 100 % of the first 5% of the participating employees’ annual compensation. Company matching contributions to the Plan were approximately $32,000 in 2007.

11.	Risks Inherent in the Operating Environment -

The Company’s short-term consumer loan activities are regulated under numerous local, state, and federal laws and regulations, which are subject to change. New laws or regulations could be enacted that could have a negative impact on the Company’s lending activities. Over the past few years, consumer advocacy groups and certain media reports have advocated governmental and regulatory action to prohibit or severely restrict deferred presentment cash advances. If this negative characterization of deferred presentment cash advances becomes widely accepted by consumers, demand for deferred presentment cash advances could significantly decrease, which could have a materially adverse affect on the Company’s financial condition.

(continued)

URON INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Risks Inherent in the Operating Environment - (continued)

Negative perception of deferred presentment cash advances could also result in increased regulatory scrutiny and increased litigation and encourage restrictive local zoning rules, making it more difficult to obtain the government approvals necessary to continue operating existing stores or open new short-term consumer loan stores.

For the year ended December 31, 2007, the Company’s revenues by state in excess of 10% were approximately as follows:

State	% of Revenues
Iowa	12%
Nebraska	36%

12.	Subsequent Events -

2008 Stock Incentive Plan

On February 2, 2008, the Board of Directors of the Company approved and adopted the Company’s 2008 Stock Incentive Plan, pursuant to which an aggregated of 2,000,000 shares of common stock have been reserved for issuance.

Acquisition of National Cash & Credit

On February 26, 2008, the Company entered into an Exchange Agreement with National Cash & Credit, LLC, a Minnesota limited liability company (National Cash), and the members of National Cash. Under the Exchange Agreement, the members of National Cash assigned all of the outstanding membership interests in National Cash to the Company in exchange 1,114,891 shares of the Company’s common stock and a cash payment of $100,000. The Exchange Agreement contained customary representations, warranties and covenants of the parties and indemnification obligations.

The Company's CEO had a material financial interest in National Cash. The CEO’s ownership and conditions of the Exchange Agreement were disclosed to the Company's Board of Directors, which approved the Exchange Agreement.

National Cash was formed approximately two years ago and owned and operated five "payday" consumer loan stores located in suburban Phoenix, Arizona. National Cash principally offered short-term (i.e., five to 31 day) cash advance loans ranging from $100 to $2,500, and title loans ranging from $500 to $2,000. As of December 31, 2007, National Cash had approximately $840,000 in aggregate outstanding principal amount of cash advance and title loans.

(continued)

URON INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Subsequent Events - (continued)

Acquisition of North Dakota Stores

On March 1, 2008 the Company acquired, for $400,000, five stores offering payday advance loans in Fargo, Grand Forks, Bismarck, and Minot, North Dakota. These stores currently operate under the Ameri-Cash name.

Authorization of Additional Common Shares

On March 17, 2008, the stockholders approved an increase in the Company’s authorized shares to 250,000,000.

Dividend Declaration and Payment

On March 17, 2008, the Board of Directors of the Company approved the payment of the first quarter 2008 dividend on the Company's Series A Convertible Preferred Stock in the amount of $525,000. The dividends are to be paid on or before April 15, 2008.

Exercises of Options

In early 2008, 1,575,000 options were exercised for total proceeds of $15,750.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness, as of December 31, 2007, of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the SEC, and that there has been no significant change in such internal controls, or other factors, which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation. Nevertheless, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. During the course of their audit of our consolidated financial statements for the fiscal year ended December 31, 2007, our independent registered public accounting firm, Lurie Besikof Lapidus & Company, LLP, advised management and the audit committee of our Board of Directors that they had identified a material weakness. The material weakness relates to the lack of segregation of duties within the financial processes in the Company. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

Internal Control over Financial Reporting

In this filing, the Company is not providing a report of management on the Company’s internal controls over financial reporting. The reasons for this are primarily related to the Merger.

The Merger transaction was structured as a reverse triangular merger. In our reverse triangular merger, URON Inc. formed a subsidiary in the State of Wyoming which was named “WFL Acquisition Corp.” Then, once the Merger Agreement has been finally negotiated, URON Inc. and WFL Acquisition Corp. together signed the agreement with Wyoming Financial Lenders, Inc. When the Merger transaction contemplated by the Merger Agreement “closed” (that is, when the Merger actually occurred) at the close of business on December 31, 2007, the following legal transactions and events occurred:

(i)	WFL Acquisition Corp. merged with and into Wyoming Financial Lenders, Inc.;

(ii)	the separate legal existence of WFL Acquisition Corp. ceased;

(iii)	Wyoming Financial Lenders, Inc. survived the Merger;

(iv)	all shares of capital stock representing ownership of Wyoming Financial Lenders, Inc. were cancelled;

(v)	one new share of capital stock representing ownership of Wyoming Financial Lenders, Inc. was issued to URON Inc.; and

(vi)	URON Inc. issued shares of capital stock (both common and preferred) to the former owner of shares of Wyoming Financial Lenders, Inc.

The result of these transactions and events was that, as of the close of business on December 31, 2007, URON Inc. became the sole owner of Wyoming Financial Lenders, Inc. and its business, and WERCS (a Wyoming corporation and the former sole owner of Wyoming Financial Lenders, Inc.) came to possess voting and management control over URON Inc. through the stock issuance (see clause (vi) above) and the terms and conditions of the Merger Agreement pertaining to control of URON Inc.’s Board of Directors.

As a result of the foregoing facts and circumstances relating to the Merger, the Merger has been accounted for using reverse acquisition accounting principles. When reverse acquisition accounting principles apply, the historical financial statements of the reverse acquirer (in this case, Wyoming Financial Lenders, Inc.) replace those of the legal acquirer (in this case, URON Inc.).

Based on the foregoing, and based in particular on the fact that the financial statements and information relating to Wyoming Financial Lenders, Inc. constitute the financial statements and information of the “Company,” a meaningful evaluation of the effectiveness of internal controls as of December 31, 2007 would need to have been focused on the internal controls of Wyoming Financial Lenders, Inc. Because the Merger occurred on December 31, 2007, there was practically no substantive opportunity for the management of the Company to conduct an assessment of the effectiveness of the internal controls over financial reporting of Wyoming Financial Lenders, Inc. as of that same date.

Conversely, an evaluation of the internal controls of URON Inc. as of December 31, 2007, while possible, would not have been meaningful because of the application of reverse acquisition accounting to the Merger transaction, as explained above.

Because we have not conducted an assessment of management of the effectiveness of internal controls over financial reporting, nor included in this filing a report thereof, there is no corresponding attestation report of the Company’s registered public accounting firm. Furthermore, even if there had been such an assessment and report, no such attestation report would have been required for this filing under applicable temporary rules of the SEC.

The management of URON is responsible for establishing and maintaining adequate internal control over financial reporting. We anticipate that our internal control system will be designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. The steps management expects to undertake include a top-down risk assessment of all risks associated over financial reporting and disclosure, the identification and ranking of risks and the corresponding financial accounts and business processes. Additionally, the associated system applications will be identified, as well the controls over information technology and general computer controls. Entity-wide controls will also be identified and documented. This control environment will be reviewed and assessed to allow management to conclude regarding the effectiveness of the design of the controls as well the operating effectiveness.

In making its assessment of internal control over financial reporting, management anticipates using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework .

All internal control over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Therefore, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal controls over financial reporting may vary over time.

Thus far, the Company has retained the services of Hudson Financial Solutions, a Minneapolis-based business consulting specializing in audit, compliance, financial management and support. Hudson Financial Solution is preparing an outline of recommended action for management to be able to make its assessment and report in the Company’s Annual Report for the fiscal year ended December 31, 2008.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Management

At the effective time of the Merger, the Company’s Board of Directors was reconstituted by the appointment of Christopher Larson, Robert W. Moberly, James Mandel, John H. Klassen IV and Mark Houlton as directors, and the resignation of Donald Miller from his role as a director of the Company. The following table sets forth the name and position of each of the Company’s directors and executive officers after the Merger.

Name	Age	Positions
Christopher Larson	36	Director, Chief Executive Officer and President
Steven Staehr	45	Chief Financial Officer
John Quandahl	41	Chief Operating Officer
Robert W. Moberly	55	Director
James Mandel	50	Director
John H. Klassen IV	46	Director
Mark Houlton	43	Director

The biographies of those individuals currently serving as directors and executive officers of the Company are set forth below:

Chris Larson, the Company’s Chief Executive Officer and President, co-founded and acted as Chief Financial Officer of Cash Systems, Inc., a NASDAQ traded (symbol: CKNN) financial services company involved in the casino gaming industry, from 1999 to 2005. Chris also served on the Board of Directors of Cash Systems from 2001 to 2006. Cash Systems was taken public via a reverse merger and during Chris’ tenure the company experienced revenue growth from $600,000 to $120,000,000 annually.

Robert W. Moberly has been employed with WERCS since 1987. Mr. Moberly is responsible for locating and evaluating business acquisitions for WERCS and its affiliates. Mr. Moberly also develops the company’s business strategies. Mr. Moberly holds many licenses in insurance and securities, including: Property and Casualty, Life and Health, Surplus Lines in insurance and Registered Representative Series 7, Financial Operations Principal Series 27, General Principal Series 24, Municipal Securities Registered Representative Series 53 and Options Principal Series 4 in securities. Prior to joining Wyoming, Mr. Moberly worked for two years as a securities broker for Dain Bosworth and 15 years as the owner of a contracting business. Mr. Moberly, a native of Greybull, Wyoming, graduated from Worland High School and attended the University of Wyoming.

James Mandel has been the Chief Executive Officer and a director of Multiband Corporation (NasdaqCM: MBND) since October 1, 1998. He was co-founder of Call 4 Wireless, LLC, a telecommunications company specializing in wireless communications, and served as its Chairman and a member of its Board of Directors from December 1996 until October 1998, and as its interim Chief Executive Officer from December 1996 until December 1997. From October 1991 to October 1996, he was Vice President of Systems for Grand Casinos, Inc., where his duties included managing the design, development, installation and on-going maintenance for the 2,000 room, $507 million Stratosphere Hotel, Casino and Tower in Las Vegas. Mr. Mandel also managed the systems development of Grand Casino Mille Lacs, in Onamia, Minnesota, Grand Casino Hinckley in Hinckley, Minnesota and six other casinos nationwide. He formerly served as Chairman of the Board of Directors for CorVu Corporation, an international software development company which was sold in June of 2007, and currently serves as a director for NewMarket Technologies, an international technology company based in Dallas, Texas.

John H. Klaasen IV is a Business Financial Advisor with Merrill Lynch and provides advisory services for individuals, closely held businesses and public companies in a wide variety of industries. Prior to joining Merrill Lynch, Mr. Klassen worked in Wells Fargo’s Commercial Banking Group for 12 years. His has broad experience in the areas of commercial banking, investment banking and private wealth management. Mr. Klassen graduated magna cum laude with a Bachelor of Science degree in finance from San Diego State University. Mr. Klassen is active in a variety of community organizations.

Mark Houlton founded Houlton Enterprises, Inc. in 1997 and opened his first check-cashing / payday advance store in Omaha, Nebraska. Over the course of his ownership, this single store company grew to a total of 24 stores in Nebraska, Iowa, North Dakota and Wisconsin. In 2005, Mr. Houlton sold his stock to WERCS, Inc. and Houlton Enterprises was merged into Wyoming Financial Lenders, Inc. Mr. Houlton is a 1988 graduate of the University of Nebraska, Lincoln, having received a B.S. in management.

Steve Staehr is the Company’s Chief Financial Officer and was previously employed by Cash Systems, Inc. as its corporate controller, where he was responsible for all aspects of financial accounting and SEC reporting for the company. Mr. Staehr has also held high-level financial executive positions with several other large companies, most notably with Encore Productions, Inc., Mirage Resorts, Inc., Boyd Gaming Corporation, Caesars World, Inc., and Deloitte & Touche LLP. Mr. Staehr was the corporate controller for Boyd Gaming during its initial public offering. Mr. Staehr is a licensed certified public accountant in the states of California and Nevada, and a member of the American Institute of Certified Public Accountants.

John Quandahl, the Company’s Chief Operating Officer, currently also serves as the President of Wyoming Financial Lenders, Inc., a position he has held since 2007. From 2005 until joining Wyoming Financial Lenders, Mr. Quandahl was the President of Houlton Enterprises, Inc., and prior to that served as that corporation’s Chief Operating Officer from 1999 until 2004. Mr. Quandahl was the controller as Silverston Group, Inc., from 1993 until 1998, and before that began his career at the Nebraska Department of Revenue as a tax auditor in 1989. Mr. Quandahl is a certified public accountant and earned a degree in accounting from the University of Nebraska - Lincoln.

Under the Company’s bylaws, the directors serve for indefinite terms expiring upon the next annual meeting of the Company’s shareholders.

Family Relationships

The Board of Directors has affirmatively determined that there are no familial relationships among any of the Company’s officers or directors.

Involvement in Certain Legal Proceedings

During the past five years, no officer, director, control person or promoter of the Company has been involved in any legal proceedings respecting: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or (iv) being found by a court of competent jurisdiction (in a civil action), the commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of the Board of Directors

The Company does not have a standing nominating committee. Instead, the entire Board of Directors shares the responsibility of identifying potential director-nominees to serve on the Board of Directors.

The Board of Directors does have a standing compensation committee and audit committee. The compensation committee is composed of Messrs. Mandel, Houlton and Klaasen, with Mr. Houlton serving as the chairperson. The audit committee is composed of Messrs. Mandel, Houlton and Klaasen, with Mr. Mandel serving as the chairperson. The Board of Directors has determined that each of the members of compensation and audit committees are “independent,” as such term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards, and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act.

The Board of Directors has determined that at least one member of the audit committee, Mr. Mandel, is an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Exchange Act. Mr. Mandel’s relevant experience is detailed in ITEM 10 above. As noted above, Mr. Mandel qualifies as an “independent director,” as such term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. The Board of Directors has determined that each of the audit committee members is able to read and understand fundamental financial statements and that at least one member of the audit committee has past employment experience in finance or accounting.

Code of Ethics

We have adopted a Code of Ethics which governs the conduct of our officers, directors and employees in order to promote honesty, integrity, loyalty and the accuracy of our financial statements. You may obtain a copy of the Code of Ethics without charge by writing us and requesting a copy, attention: Christopher Larson, 2201 West Broadway, Suite 100, Council Bluffs, Iowa 51501. You may also request a copy by calling us at (712) 322-4020.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no applicable filings were required, the Company believes that all such filings were filed on a timely basis for the fiscal year 2007.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for awarded to or earned by (i) each individual who served as the principal executive officer of either URON Inc. or Wyoming Financial Lenders, Inc., during the year ended December 31, 2007, and (ii) each other individual that served as an executive officer of either URON Inc. or Wyoming Financial Lenders, Inc. at the conclusion of the year ended December 31, 2007 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year. For purposes of this Annual Report, these individuals are collectively the “named executives” of the Company.

	Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Stock Options Awards ($) (5)	Stock Awards ($)
John Quandahl, President and Chief Operating Officer (1)	2007 2006	229,000 70,350	0 0	0 0	$92,000 0	0 0
Christopher Larson, President and Chief Executive Officer (2)	2007	0	0	0	0	0
Donald Miller, President and Chief Executive Officer (3)	2007 2006	0 0	0 0	0 0		$25,000 0
Steven Staehr, Chief Financial Officer (4)	2007	0	0	0	$126,500	0

(1)
Mr. Quandahl is the President of Wyoming Financial Lenders, Inc., the wholly owned and principal operating subsidiary of the registrant. Mr. Quandahl also began serving as the Chief Operating Officer of URON Inc. effective November 29, 2007, and continues to serve in that capacity since the Merger.

(2)	Mr. Larson became the President and Chief Executive Officer of URON Inc. effective November 29, 2007 and continues to serve in those capacities since the Merger.

(3)	Mr. Miller served as the President and Chief Executive Officer of URON Inc. from August 2006 until November 29, 2007.

(4)	Mr. Staehr became the Chief Financial Officer of URON Inc. effective November 29, 2007, and continues to serve in that capacity since the Merger.

(5)
Amounts listed reflect the dollar amounts related to option awards recognized for financial statement reporting purposes with respect to the fiscal years indicated, in accordance with FAS 123(R) (disregarding the estimate of forfeitures related to service-based vesting conditions). Assumptions used in the calculation of these amount are included in footnote 7 to the Company’s audited financial statements for the fiscal year ended December 31, 2007, which are set forth in ITEM 8 above.

URON Inc. Executive Compensation Prior to the Merger

Prior to the Merger, URON Inc. did not pay any cash or cash-equivalent remuneration to any executive officer or any director during its last most recently completed years ended December 31, 2006 and 2007. The Company issued no options, warrants, restricted stock, or stock-based compensation to any officer or director during the year ended December 31, 2006. In February 2007, the Company entered into an employment agreement with Donald Miller, thereby employing him as its Chief Executive Officer. Under that employment agreement, Mr. Miller’s sole compensation was the issuance of 50,000 shares of URON common stock (after giving effect to the December 27, 2007 reverse stock split) with restricted transferability. On November 29, 2007, in connection with the appointment of Mr. Christopher Larson as the Company’s President and Chief Executive Officer and the resignation of Mr. Miller from such position, the Company and Mr. Miller terminated the aforementioned employment agreement.

Also on November 29, 2007, in connection with their appointments as Chief Operating Officer and Chief Financial Officer of URON Inc., respectively, Messrs. Quandahl and Staehr received non-vested contingent options to purchase shares of Company common stock at the per-share price of $0.01. Under their respective option agreements, Mr. Staehr had the right to purchase up to 550,000 common shares and Mr. Quandahl had the right to purchase up to 400,000 common shares. By their terms, the options did not vest or become exercisable until the Company engaged in a change in control, as defined in the option agreements. The closing of the Merger constituted a change in control, as defined in such agreements. The option agreements provided that the shares purchasable thereunder were not to be affected by any stock combination (i.e., reverse stock split) effected in connection with the Merger. The value ascribed to the component of executive compensation represented by the stock options, in accordance with FAS 123(R), is set forth in the Summary Compensation Table (see above) in column captioned “Long-Term Compensation Awards - Securities Underlying Options.”

Wyoming Financial Lenders, Inc. Executive Compensation Prior to the Merger

Prior to the Merger, Wyoming Financial Lenders, Inc. paid cash compensation, but did not issue any options, warrants, restricted stock or other stock-based compensation, to John Quandahl, its principal executive officer, during the years ended December 31, 2006 and 2007. Wyoming Financial Lenders, Inc. did not have an employment agreement with Mr. Quandahl during that time. Nevertheless, Wyoming Financial Lenders, Inc. did have an arrangement with Mr. Quandahl at the time of the Merger to pay him an annual salary of $250,000.

Executive Compensation Arrangements of the Company After the Merger

Since the Merger, the Company (on a combined basis) has not entered into and does not have any employment agreements with any named executives or any other members of its executive management. The Company’s current arrangement with Mr. Larson, its President and Chief Executive Officer, is to pay him an annual salary of $144,000. The Company’s current arrangement with Mr. Quandahl, its Chief Operating Officer, is to pay him an annual salary of $250,000. The Company’s current arrangement with Mr. Staehr, its Chief Financial Officer, is to pay him an annual salary of $120,000.

Outstanding Equity Awards at Fiscal Year End

The table below sets forth certain information regarding unexercised options, as of December 31, 2007, for each of the named executives identified in the Summary Compensation Table (see above):

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
John Quandahl	400,000	(1)	0	0	$0.01	11/29/08
Christopher Larson	0		0	0	-	-
Donald Miller	0		0	0	-	-
Steven Staehr	550,000	(1)	0	0	$0.01	11/29/08

(1)
Option was granted on November 29, 2007, subject to vesting upon a change in control of the Company. The Merger qualified as a change in control of the Company, as defined under the relevant option agreement.

Employment and Change-in-Control Agreements

The Company does not currently have any employment or change-in-control agreements with the named executives or any other current members of its executive management. Nevertheless, the Company may consider entering into employment agreements and change-in-control agreements with members of its senior management.

Compensation of Directors

Currently, our directors receive no compensation pursuant to any standard arrangement for their services as directors. Nevertheless, we may in the future determine to provide our directors with some form of compensation, either cash or options or contractually restricted securities.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of the close of business on March 31, 2008, the Company had outstanding two classes of voting securities—common stock, of which there were 9,014,644 shares issued and outstanding; and Series A Convertible Preferred Stock, of which there were 10,000,000 shares issued and outstanding. Each share of capital stock is currently entitled to one vote on all matters put to a vote of our shareholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 31, 2008, by:

•	each person known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding common stock

•	each current director

•	each executive officer of the Company and other persons identified as a named executive officer in Item 11 above, and

•	all current executive officers and directors as a group.

Unless otherwise indicated, the address of each of the following persons is 2201 West Broadway, Suite 1, Council Bluffs, Iowa 51501, and each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

Name and Address	Common Shares Beneficially Owned (1)	Percentage of Common Shares (1)
Christopher Larson (2)	1,861,290	20.6%
Steven Staehr (3)	966,667	10.7%
John Quandahl (4)	400,000	4.4%
John H. Klaasen IV (5)	0	*
James Mandel (6)	470	*
Mark Houlton (7)	416,667	4.6%
Robert W. Moberly (8)	11,125,000	58.5%
All current executive officers and directors as a group (9)	14,770,094	77.7%
Donald Miller (10) 9449 Science Center Drive New Hope, MN 55428	61,354	*
WERCS (11) 400 East First Street PO Box 130 Casper, WY 82602	11,125,000	58.5%
Lantern Advisors, LLC (12) 80 South Eighth Street, Suite 900 Minneapolis, MN 55402	713,310	7.6%
Mill City Ventures, LP (13) 80 South Eighth Street, Suite 900 Minneapolis, MN 55402	800,000	8.9%
Joseph A. Geraci, II (14) 80 South Eighth Street, Suite 900 Minneapolis, MN 55402	1,513,310	16.1%

* less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person.

(2)	Mr. Larson became the Company’s Chief Executive Officer on November 29, 2007. All shares reflected in the table are outstanding common shares.

(3)	Mr. Staehr became the Company’s Chief Financial Officer on November 29, 2007. All shares reflected in the table are outstanding common shares.

(4)	Mr. Quandahl became the Company’s Chief Operating Officer on November 29, 2007. All shares reflected in the table are outstanding common shares.

(5)	Mr. Klaasen became a director of the Company on December 31, 2007.

(6)	Mr. Mandel became a director of the Company on December 31, 2007.

(7)	Mr. Houlton became a director of the Company on December 31, 2007. All shares reflected in the table are outstanding common shares.

(8)
Mr. Moberly became a director of the Company on December 31, 2007. Mr. Moberly is the Chief Operating Officer of WERCS, a Wyoming corporation, which was the sole stockholder of Wyoming Financial Lenders, Inc. prior to its acquisition by URON effective December 31, 2007. All shares reflected in the table as beneficially owned by Mr. Moberly are issuable upon conversion of an equal number of shares of Series A Convertible Preferred Stock held of record by WERCS.

(9)	Includes Messrs. Larson, Staehr, Quandahl, Klaasen, Mandel, Houlton and Moberly.

(10)	Mr. Miller was the Company’s Chief Executive Officer during 2007 until November 29, 2007. Mr. Miller served as the Company’s sole director until December 31, 2007.

(11)
WERCS is a Wyoming corporation that was the sole stockholder of Wyoming Financial Lenders, Inc. prior to its acquisition by URON effective December 31, 2007. All shares beneficially owned by WERCS are common shares issuable upon conversion of Series A Convertible Preferred Stock. Investment and voting control over the shares beneficially owned by WERCS is exercised by Robert W. Moberly, the Chief Operating Officer of such entity.

(12)
Lantern Advisers, LLC is a Minnesota limited liability company beneficially owned by Mr. Joseph A. Geraci, II and Douglas Polinsky, each of whom share investment and voting control. 400,000 share reflected in the table are issuable upon exercise of a warrant.

(13)
Mill City Ventures, LP is a Minnesota limited partnership the securities of which are beneficially held by Mill City Advisors LLC, a Minnesota limited liability company that serves as the general partner to Mill City Ventures, LP. Investment and voting control over the shares beneficially owned by Mill City Advisors LLC is exercised by Joseph A. Geraci, II, the Chief Manager of such company.

(14)
Joseph A. Geraci, II possesses beneficial ownership of securities held by Lantern Advisers, LLC and Mill City Ventures, LP. See footnotes 12 and 13 above. Mr. Geraci disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Management Agreement with Multiband Corporation. The Company is party to a management agreement with Multiband Corporation for personnel and office support (including operations and accounting). URON incurred service fees to Multiband Corporation in the amount of $56,570 for the year ended December 31, 2006. Don Miller, our sole director during this period, was also the Chairman of the Board of Directors of Multiband. During such time, Mr. Miller was also our Chief Executive Officer. The Board of Directors believes that the fees paid and payable to Multiband Corporation pursuant to the management agreement are at market rate.

Certain Equity and Equity-Linked Transactions. On November 29, 2007, the Company entered into three separate transactions. In one transaction, the Company issued a warrant to Lantern Advisers, LLC, a Minnesota limited liability company and then a holder of more than ten percent of the Company’s outstanding common stock. The warrant provides Lantern Advisers with the right, for a period of five years, to purchase up to 400,000 shares of our common stock at the per-share price of $0.01.

In another transaction on the same date, the Company entered into a Common Stock Purchase Agreement with Christopher Larson, who was appointed Chief Executive Officer of the Company on that date. Under the Common Stock Purchase Agreement, Mr. Larson had the right to purchase 1,071,875 shares of common stock for an aggregate purchase price of $500,000 by December 31, 2007. Among other terms and conditions, the agreement provided that the shares purchasable thereunder were not to be affected by any stock combination (i.e., reverse stock split) effected in connection with the Merger.

In the third transaction on the same date, the Company also issued options, pursuant to the terms and conditions set forth in option agreements, to various executive and non-executive management personnel. In total, the Company entered into option agreements with nine persons, obligating the Company to issue up to a maximum aggregate of 1,600,000 shares of common stock at the per-share price of $0.01. Among the optionees, the Company entered into option agreements with Messrs. Steven Staehr and John Quandahl, who were respectively appointed as Chief Financial Officer and Chief Operating Officer of the Company on that same date. Under their respective option agreements, Mr. Staehr had the right to purchase 550,000 shares and Mr. Quandahl had the right to purchase 400,000 shares. Upon issuance, the options were not vested or exercisable until the Company engaged in a change in control (as defined in such agreements). The closing of the Merger constituted a change in control, as defined in the option agreements. The option agreements provided that the shares purchasable thereunder were not to be affected by any stock combination (i.e., reverse stock split) effected in connection with the Merger.

Subscriptions for Shares of Common Stock. In addition to the purchase of shares of common stock by Mr. Larson in the equity financing undertaken in connection with the Merger, Steve Staehr (the Company’s Chief Financial Officer), Mark Houlton (a director-appointee under the terms of the Merger Agreement), and Mill City Ventures, LP (a Minnesota limited partnership beneficially owned by Mr. Joseph A. Geraci, II, a beneficial owner of more than ten percent of the common equity of the Company) also subscribed for shares of the Company’s common stock in such financing. Mr. Staehr purchased 416,667 shares for an aggregate of $500,000; Mr. Houlton purchased 416,667 shares for an aggregate of $500,000; and Mill City Ventures, LP purchased 800,000 shares for an aggregate of $960,000. The subscription agreements pursuant to which such persons and entities purchased shares in the financing involved the same terms and conditions as other purchasers in such financing (excepting Mr. Larson, whose Common Stock Purchase Agreement is discussed above).

Exchange Agreement with National Cash & Credit. On February 26, 2008, the Company entered into an Exchange Agreement with National Cash & Credit, LLC, a Minnesota limited liability company, and the members of National Cash & Credit. Under the Exchange Agreement, the members of National Cash & Credit assigned all of the outstanding membership interests in National Cash & Credit to the Company in exchange for the Company’s issuance to such members of an aggregate of 1,114,891 shares of common stock and a cash payment of $100,000. The closing of the transactions contemplated by the Exchange Agreement occurred effective as of February 26, 2008, simultaneously with the effectiveness of the agreement itself.

The Exchange Agreement contained customary representations, warranties and covenants of the parties and indemnification obligations relating thereto which survive until the Company’s annual report on Form 10-K, for the year ended December 31, 2008, has been filed with the SEC (with certain exceptions for claims that may be based fraud of willful misconduct).

Christopher Larson, the Company’s Chief Executive Officer and President, held a direct and indirect material financial interest in National Cash by virtue of membership interests held directly in his name and his ownership of interests in two separate limited liability companies that owned membership interests in National Cash. The ownership of Mr. Larson in National Cash and the material terms and conditions of the Exchange Agreement were disclosed to the Company’s Board of Directors, which approved the Exchange Agreement and the transactions contemplated thereby.

Director Independence and Related Matters

The Company currently has three directors, Messrs. James Mandel, Mark Houlton and John H. Klaasen IV, who are “independent” as that term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards. The Company, however, is not subject to those listing standards because its common stock is not listed for trading on a Nasdaq market and trades only on the OTC Bulletin Board.

The Company’s Board of Directors has a standing audit committee and compensation committee, and each of the above-named independent directors are the only directors serving on such committees. For more information, please see the caption “Committees of the Board of Directors” under ITEM 10 above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

General

The Board of Directors and management of the Company are committed to the quality, integrity and transparency of the Company’s financial reports. The Company’s independent accountants play an important role in the Company’s system of financial control. The Company’s Board of Directors has appointed Lurie Besikof Lapidus & Company, LLP (“Lurie Besikof”), as the Company’s independent registered public accounting firm. The appointment of Lurie Besikof was recently ratified by the shareholders of the Company at a special meeting held on March 17, 2008.

Fees Billed to Company by its Independent Registered Public Accounting Firm

The following table presents fees for professional audit services, tax services and other services rendered by the Company’s independent registered public accounting firms during or related to the fiscal years ended December 31, 2006 and 2007.

	Fiscal Year Ended December 31, 2006 (1)	Fiscal Year Ended December 31, 2007
Audit Fees (1)	$41,580	312,825
Tax Fees (2)	4,225	0
All Other Fees (3)	0	0

Total Fees	$45,805	312,825

(1)	All services rendered during or related to the fiscal year ended December 31, 2006 were rendered by Virchow Krause & Company, LLP. All services rendered during or related to the fiscal year ended December 31, 2007 were rendered by Lurie Besikof. Audit Fees consist of fees for professional services rendered for the audit of the consolidated financial statements of the Company and review of quarterly SEC filings.

(2)	Tax Fees consist of fees for tax compliance, tax advice and tax planning.

(3)	All Other Fees typically consist of fees for permitted non-audit products and services rendered.

Pre-approval Policy

The written charter of the audit committee provides that all non-audit accounting services that are permitted to be performed by the Company’s independent registered certified public accounting firm under applicable rules and regulations must be pre-approved by the audit committee or by designated members of the audit committee, other than with respect to de minimis exceptions permitted under the Sarbanes-Oxley Act of 2002. The audit committee was formed and its charter adopted on February 2, 2008.

Prior to or as soon as practicable following the beginning of each fiscal year, a description of the audit, audit-related, tax, and other services expected to be performed by the independent registered certified public accounting firm in the following fiscal year will be presented to the audit committee for approval. Following such approval, any requests for audit-related, tax, and other non-audit services not presented and pre-approved must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted.

Normally, pre-approval is provided at regularly scheduled meetings. Nevertheless, the authority to grant specific pre-approval between meetings, as necessary, may be delegated to the Chair of the audit committee. The Chair must update the audit committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this annual report:

(1) Financial Statements (see Item 8 — Index to Consolidated Financial Statements).
(2) Financial Statement Schedules — not applicable.
(3) Exhibits (see Exhibit Index).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URON INC.

/s/ Christopher Larson
Christopher Larson President and Chief Executive Officer
Date: April 7, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title(s)	Date
/s/ Christopher Larson
Christopher Larson	President, Chief Executive Officer and Director (Principal Executive Officer)	April 7, 2008

/s/ Steven Staehr
Steven Staehr	Chief Financial Officer (Principal Financial Officer)	April 7, 2008

Robert W. Moberly	Director

/s/ Jim Mandel
James L. Mandel	Director	April 7, 2008

/s/ Mark Houlton
Mark Houlton	Director	April 7, 2008

/s/ John H. Klaasen IV
John H. Klaasen IV	Director	April 7, 2008

Exhibit Index

The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit No.	Description
2.1
Agreement and Plan of Merger and Reorganization dated December 13, 2007, by and among URON Inc. (the registrant), WFL Acquisition Corp., a Wyoming corporation and wholly owned subsidiary of the registrant, and Wyoming Financial Lenders, Inc., a Wyoming corporation (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on December 14, 2007).

2.2	Exchange Agreement with National Cash & Credit, LLC and certain members of National Cash & Credit, LLC, dated February 26, 2008 (filed herewith).

3.1	Amended and Restated Articles of Incorporation, filed with the Minnesota Secretary of State on May 25, 2007 (filed herewith) (see also Exhibits 3.2 and 3.4 below).

3.2	Amendment to Amended and Restated Articles of Incorporation, filed with the Minnesota Secretary of State on December 27, 2007 (filed herewith).

3.3
Articles of Merger relating to the merger of WFL Acquisition Corp. with and into Wyoming Financial Lenders, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on January 7, 2008) (see also Exhibit 2.1 above).

3.4	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed on January 7, 2008).

3.5	Amendment to Articles of Incorporation, filed with the Minnesota Secretary of State on March 18, 2008 (filed herewith).

3.6	Corporate bylaws, as amended (filed herewith).

10.1	Common Stock Purchase Warrant issued to Lantern Advisers, LLC, on November 29, 2007 (filed herewith).

10.2	Common Stock Purchase Warrant issued to Donald Miller on July 5, 2007 (filed herewith).

10.3	2008 Stock Incentive Plan (filed herewith).

10.4	Form of Subscription Agreement entered into with purchasers of common stock on or about December 31, 2007 (filed herewith).

10.5	URON Management Agreement, dated August 1, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-QSB for the quarter ended June 30, 2006).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2006).

16	Letter from Virchow Krause & Company, LLP (incorporated by reference to Exhibit 16.1 to the registrant’s current report on Form 8-K filed on February 19, 2008).

21	List of Subsidiaries (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).