Form 10-Q
period 2008-03-31
URON INC
filed 2008-05-15
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-52015

URON Inc.

(Exact Name of Registrant as Specified in its Charter)

Minnesota	47-0848102

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2201 West Broadway, Suite 1, Council Bluffs, Iowa 51501
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (712) 322-4020

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “ large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 12, 2008, the registrant had outstanding 8,889,644 shares of common stock, no par value per share.

URON Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

URON INC. AND SUBSIDIARIES

C O N T E N T S

Page(s)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	2

Condensed Consolidated Statements of Operations	3

Condensed Consolidated Statements of Cash Flows	4

Notes to Condensed Consolidated Financial Statements	5

URON INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,987,882	$984,625
Loans receivable (less allowance for losses of $989,000 and $976,000)	4,246,684	4,117,497
Stock subcriptions receivable	-	4,422,300
Prepaid expenses and other	360,290	92,333
Deferred income taxes	386,000	526,000
TOTAL CURRENT ASSETS	8,980,856	10,142,755

PROPERTY AND EQUIPMENT	824,688	631,736

GOODWILL	10,483,388	9,883,659

INTANGIBLE ASSETS	163,771	90,926

OTHER	-	167,000

TOTAL ASSETS	$20,452,703	$20,916,076

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$498,430	$1,908,844
Accounts payable - related parties	535,000	950,935
Accrued dividend payable	525,000	-
Deferred revenue	250,520	262,357
TOTAL CURRENT LIABILITIES	1,808,950	3,122,136

DEFERRED INCOME TAXES	601,000	545,000

TOTAL LIABILITES	2,409,950	3,667,136

STOCKHOLDERS' EQUITY
Series A convertible preferred stock 10% cumulative dividends, $0.01 par value, $2.10 stated value. 10,000,000 shares authorized, issued and outstanding	100,000	100,000
Common stock, no par value, 240,000,000 shares authorized, 8,889,644 and 6,299,753 shares issued and outstanding.
Additional paid-in capital	18,991,937	17,639,318
Accumulated deficit	(1,049,184)	(490,378)
TOTAL STOCKHOLDERS' EQUITY	18,042,753	17,248,940

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,452,703	$20,916,076

See notes to condensed consolidated financial statements.

URON INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31,	2008	2007

REVENUES
Loan fees	$2,250,276	$2,150,306
Check cashing fees	346,091	406,445
Guaranteed phone/Cricket fees	168,351	267,396
Title loan fees	62,738	-
Other fees	62,052	47,526
	2,889,508	2,871,673

OPERATING EXPENSES
Salaries and benefits	1,044,921	1,062,181
Provisions for loan losses	356,074	273,482
Guaranteed phone/Cricket	106,876	152,737
Occupancy	225,225	194,711
Advertising	85,536	127,404
Depreciation	42,409	44,980
Amortization	37,155	34,101
Professional Fees	593,154	1,937
General, administrative, and other	424,964	375,056
	2,916,314	2,266,589

INCOME (LOSS) FROM OPERATIONS	(26,806)	605,084

INCOME TAX EXPENSE	7,000	228,000

NET INCOME (LOSS)	$(33,806)	$377,084

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS (assumed for 2007)	(525,000)	(525,000)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(558,806)	$(147,916)

NET LOSS PER COMMON SHARE -
Basic and diluted	$(0.07)	$(0.13)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING -
Basic and diluted	8,150,208	1,125,000

See notes to condensed consolidated financial statements.

URON INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW
(Unaudited)

Three Months Ended March 31,	2008	2007

OPERATING ACTIVITIES
Net income (loss)	$(33,806)	$377,084
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	42,409	44,980
Amortization	37,155	34,101
Deferred income taxes	196,000	37,000
Changes in operating assets and liabilities
Loans receivable	721,390	638,694
Prepaid expenses and other assets	(100,957)	43,968
Accounts payable and accrued liabilities	(1,890,186)	33,656
Deferred revenue	(11,838)	(26,122)
Net cash provided (used) by operating activities	(1,039,833)	1,183,361

INVESTING ACTIVITIES
Purchases of property and equipment	(42,060)	(47,851)
Acquisition of stores, net of cash acquired	(351,900)	-
Net cash used by investing activities	(393,960)	(47,851)

FINANCING ACTIVITIES
Payments on notes payable	-	(530,000)
Collection on sales of stock	4,437,050	-
Dividends	-	(405,395)
Net cash provided (used) by financing activities	4,437,050	(935,395)

NET INCREASE IN CASH	3,003,257	200,115

CASH
Beginning of period	984,625	1,265,461
End of period	$3,987,882	$1,465,576

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$-	$191,000
Noncash investing and financing activities:
Dividend accrued	$525,000	$-
Stock issued for store acquisition	1,337,869	-

See notes to condensed consolidated financial statements.

URON INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Section 210.8-03(b) of Regulation S-X. Accordingly, the condensed consolidated financial statements do no include all of the information and footnotes required for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2007. The condensed consolidated balance sheet at December 31, 2007, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

URON Inc. (URON) through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL) and National Cash & Credit, LLC (NCC), collectively referred to as the “Company”, provides retail financial services to individuals in the midwestern and southwestern United States. These services include non-recourse cash advance loans, title loans, check cashing and other money services. The Company also is a non-recourse reseller of guaranteed phone service and Cricket cellular phones. As of March 31, 2008, the Company operated 63 stores in 11 states (Nebraska, Wyoming, Utah, Iowa, North Dakota, South Dakota, Kansas, Wisconsin, Montana, Colorado and Arizona). As of March 31, 2007, Company operated in 55 stores in 10 states. The condensed consolidated financial statements include the accounts of URON, WFL, and NCC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company also provides title loans and other ancillary consumer financial products and services that are complementary to its cash advance-lending business, such as check-cashing services, money transfers, money orders and title loans. We also offer guaranteed phone/Cricket™ phones to our customers.

URON INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our loans and other services are subject to state regulations (which vary from state to state) and federal and local regulations, where applicable.

Pursuant to an Agreement and Plan of Merger and Reorganization dated December 13, 2007 (Merger Agreement), by and among URON, WFL Acquisition Corp., a Wyoming corporation and wholly owned subsidiary of the URON, and WFL, WFL Acquisition Corp. merged with and into WFL, with WFL remaining as the surviving entity and a wholly owned operating subsidiary of the URON. This transaction is referred to throughout this report as the “Merger”.

The condensed consolidated financial statements account for the Merger as a capital transaction in substance (and not a business combination of two operating entities) that would be equivalent to WFL issuing securities to URON in exchange for the net monetary liabilities of URON, accompanied by a recapitalization and, as a result, no goodwill relating to the Merger has been recorded.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Significant management estimates relate to the allowance for loans receivable, allocation of and carrying value of goodwill and intangible assets, value associated with stock-based compensation, and deferred taxes and tax uncertainties.

Revenue Recognition

The Company recognizes fees on cash advance loans on a constant-yield basis ratably over the loans’ terms. Title loan fees are recognized using the interest method. The Company records fees derived from check cashing, guaranteed phone/Cricket fees, and all other services in the period in which the service is provided.

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

When a bank returns a customer’s check, the account is recognized as a returned item receivable and is included in loans receivable. All returned items are charged off after 180 days, as collections after that date are not significant. The Company uses a third party collection agency to assist in the collection of the loan collateral related to title loans.

URON INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies – (continued)

The Company does not specifically reserve for any individual title loan. The Company aggregates title loans for purposes of estimating the loss allowance using a methodology that analyzes portfolio statistics and management’s judgment regarding recent trends noted in the portfolio. The Company uses a third party collection agency to assist in the collection of the loan collateral.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted net loss per common share is computed by dividing the net loss available to common shareholders’ by the sum of the weighted average number of common shares outstanding plus potentially dilutive common share equivalents (stock options, stock warrants, convertible preferred shares) when dilutive. Potentially dilutive securities of series A Convertible Preferred Stock (10,000,000) and stock warrants (400,000) were anti-dilutive and therefore excluded from the dilutive net loss per share computation for 2008. Series A Convertible Preferred Stock (10,000,000) was anti-dilutive and therefore excluded for 2007.

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements (as amended),” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstances. The effective date of this standard was for all full fiscal and interim periods beginning after November 15, 2007. The company adopted SFAS 157 on January 1, 2008 with no impact on its condensed consolidated financial statements

In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB 157, (FSP 157-2) which deferred the provisions of SFAS 157 to annual periods beginning after November 15, 2008 for non-financial assets and liabilities. Non-financial assets include fair value measurements associated with business acquisitions and impairment testing of tangible and intangible assets. The Company is still evaluating the impact, if any, that the adoption of FSP 157-2 will have on its condensed consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques.

URON INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies – (continued)

SFAS 159 requires additional disclosures related to fair value measurements included in the entity’s financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008 with no impact on its condensed consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for fiscal year beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a material effect on its condensed consolidated financial statements.

2.	Acquisitions –

Acquisition of North Dakota Stores

On March 1, 2008 the Company acquired, for $390,917 in cash, five stores offering cash advance loans in Fargo, Grand Forks, Bismarck, and Minot, North Dakota. These stores currently operate under the Ameri-Cash name.

Acquisition of National Cash & Credit

On February 26, 2008, the Company entered into an Exchange Agreement with National Cash & Credit, LLC, a Minnesota limited liability company (NCC), and the members of NCC. Under the Exchange Agreement, the members of NCC assigned all of the outstanding membership interests in NCC to the Company in exchange 1,114,891 shares (valued at $1.20 per share) of the Company’s common stock and a cash payment of $100,000.

The Company's CEO had a material financial interest in NCC. The CEO’s ownership and conditions of the Exchange Agreement were disclosed to the Company's Board of Directors, which approved the Exchange Agreement.

NCC was formed approximately two years ago and owned and operated five stores located in suburban Phoenix, Arizona. NCC principally offered cash advance loans ranging from $100 to $2,500 and title loans ranging from $500 to $2,000.

URON INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Acquisitions – (continued)

Under the purchase method of accounting the assets and liabilities of the acquisitions were recorded at their respective estimated fair values as of the applicable purchase date as follows:

2008

Cash	$139,017
Loans receivable	850,577
Property and equipment	193,301
Intangible assets	110,000
Goodwill	599,729
Current liabilities	(63,837)

$1,828,787

The results of the operations for the acquired locations have been included in the condensed consolidated financial statements since the date of the acquisitions. The following table presents the pro forma results of operations for the three months ended March 31, 2008 and 2007, as if these acquisitions had been consummated at the beginning of each year presented. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the year presented or the results which may occur in the future.

	Three Months Ended March 31,
	2008 (unaudited)	2007 (unaudited)

Pro forma revenue	$3,206,209	$3,384,032
Pro forma net income	25,469	474,604
Pro forma net income (loss) available to common shareholders – basic and diluted	(.06)	(.04)

3.	Stockholders’ Equity –

During the quarter ended March 31, 2008, 1,475,000 options (mostly which were held by related parties) were exercised at an exercise price of $.01 per share. Also, 125,000 options and warrants were cancelled.

URON INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Risks Inherent in the Operating Environment –

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

For the three months ended March 31, 2008 and 2007, the Company had significant revenues by state as follows:

State	2008 % of Revenues	2007 % of Revenues
Wyoming	10%
Iowa	12%	11%
Nebraska	28%	29%

5.	Dividend Declaration and Payment-

On March 17, 2008, the Board of Directors of the Company approved the payment of the first quarter 2008 dividend on the Company's Series A Convertible Preferred Stock in the amount of $525,000. The dividends were paid on April 1, 2008.

6.	Subsequent Events-

On May 13, 2008, the Company submitted its common stock listing application to the American Stock Exchange LLC. The Company is awaiting approval by the American Stock Exchange LLC to have its common stock listed for trading on this national exchange. The Company currently trades as a bulletin board stock on the over-the-counter markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information contained herein, the matters discussed in this Report on Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Numerous factors, risks and uncertainties affect the Company’s operating results and could cause the Company’s actual results to differ materially from forecasts and estimates or from any other forward-looking statements made by, or on behalf of, the Company, and there can be no assurance that future results will meet expectations, estimates or projections. Further information regarding these and other risks is included in the “Risk Factors” section of our annual report on Form 10-K, as well as any supplementary disclosures that may be contained in our quarterly report on Form 10-Q.

Overview

Pursuant to the December 13, 2007 Merger Agreement, WFL Acquisition Corp. merged with and into Wyoming Financial Lenders, Inc., with Wyoming Financial Lenders remaining as the surviving entity and a wholly owned operating subsidiary of the Company. As indicated above, this transaction is referred to throughout this report as the “Merger.” The Merger was effective as of the close of business on December 31, 2007.

Since the Merger, the Company (primarily through Wyoming Financial Lenders, Inc.) provides retail financial services to individuals in the mid-western and southwestern United States. These services include non-recourse cash advance loans, check cashing and other money services. At the close of business on December 31, 2007, the Company owned and operated 52 stores in ten states (Colorado, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming). As of the date of this report, we owned and operated a total of 61 stores in the foregoing states and Arizona.

On February 26, 2008, we entered into an Exchange Agreement with National Cash & Credit, LLC, a Minnesota limited liability company, and its members. Under the Exchange Agreement, the members of National Cash & Credit assigned to us all of the outstanding membership interests in National Cash & Credit in exchange for our issuance to them of an aggregate of 1,114,891 shares of common stock and a cash payment of $100,000. The closing of the transactions contemplated by the Exchange Agreement occurred effective as of February 26, 2008. As a result of this transaction, we acquired five new stores located in the Phoenix, Arizona market. These stores engage in cash advance lending and title lending.

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

Discussion of Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis. The preparation of these financial statements requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis. We base these estimates on the information currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary materially from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements:

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

Results of Operations

Net Income (Loss). For the three months ended March 31, 2008, net loss was $.03 million compared to net income of $.38 million in 2007 for the comparable period. A discussion of the various components of net income follows.

Revenues. Revenues totaled $2.89 million for the quarter ended March 31, 2008 compared to $2.87 million for the three months ended March 31 2007, an increase of $.02 million or .6%. The increase in revenues was primarily a result of higher cash advance loan volumes resulting from an increase in the number of stores and customer transactions. We originated approximately $15.4 million in cash advance loans during three months ended March 31, 2008 compared to $14.4 million during the prior years first quarter. The average loan (including fee) totaled $341 in the first quarter 2008 versus $336 in the prior year. Our average fee rate for the three months ended March 31, 2008, was $50 compared to $49 for the comparable period in 2007. Revenues from check cashing, title loans, guaranteed phone/Cricket fees, and other sources totaled $.64 million and $.72 million for the three months ended March 31, 2008 and 2007, respectively.

Salaries and Benefits. Payroll and related costs were $1.04 million for the three months ended March 31, 2008 compared to $1.06 million for the comparable period in 2007 a decrease of $.02 million, as headcount was basically unchanged and employee benefits costs were lower year over year.

Provisions for Loan Losses. Our provision for losses for the period ended March 31, 2008 totaled $.36 million and $.27 million for the comparable 2007 period. The less favorable loss ratio year to year reflects our accelerated rate of unit store growth during 2008, and a more challenging collections environment as a result of an increase in bankruptcy filings, higher energy prices and increased competition in the lending industry.

Guaranteed phone/Cricket. Guaranteed phone/Cricket dropped to $.11 million for the three months ended March 31, 2008 compared to $.15 million for the comparable quarter in 2007. The decrease was a result of lower guaranteed phone/Cricket revenue due to a national trend of more consumers relying on cellular phones versus home phones where the guaranteed phone product is used.

Occupancy Costs. Occupancy expenses, consisting primarily of store leases were $.23 million during the quarter ended March 31, 2008, compared to $.19 million in 2007, an increase of $.04 million due to the addition of stores during 2008. Occupancy expenses as a percentage of revenues increased from 6.8% for the three months ended March 31, 2007 to 7.8% in 2008, primarily due to the high number of stores many of which were opened recently and had lower profitability compared to the more mature locations.

Advertising. Advertising and marketing related expense was $.09 million for the three months ended March 31, 2008 compared to $.13 million for the comparable period in the prior year due primarily Company’s decision to reduce its advertising in certain mediums.

Depreciation. Depreciation was approximately even at $.04 million year over year for the quarters ended March 31, 2008 and March 31, 2007.

Amortization of Intangible Assets. Amortization was approximately even at $.04 million for the quarters ended March 31, 2008 and March 31, 2007.

Professional Fees. Professional fees were $.57 million in the quarter ended March 31, 2008 versus $.02 million for the comparable period in the prior year. The increase fees was a result of additional audit requirements related to the Merger, legal fees related to various SEC required filings, an $.17 million write-off of fees related to a terminated transaction and professional fees related to the Company’s acquisition activity in the quarter ended March 31, 2008.

General, Administrative and Other. Total other costs for the quarter ended March 31, 2008 were $.42 million compared to $.38 million for the quarter ended March 31, 2007. Other costs, which include, utilities, office supplies, collection costs and other minor costs increased by $.04 million primarily due to growth in number of stores and acquisition activity.

Total Operating Expenses. Total operating expenses for the three months ended March 31, 2008 were $2.92 million compared to $2.27 million for 2007. The $.65 million, or 28.7% increase in operating expenses over the comparable period in 2007, was due primarily to the increased amount of transactions, expansion of our business with additional stores, and expenses related to financial reporting as a public company.

Loss from operations as a result of the above factors was $.03 million compared to income of $.38 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Income Tax Expense. Income tax expense was $.01 million for the three months ended March 31, 2008 compared to income tax expense of $.23 million for the three months ended in 2007.

Liquidity and Capital Resources

At March 31, 2008, we had cash of $4.00 million compared to $.98 million at December 31, 2007. Cash increased by $3.02 million during the three months ended March 31, 2008, primarily due the $4.44 million equity raised in conjunction with the Merger. Offset by operations use of $1.04 million and investing uses of $.39 million. For fiscal year 2008, we believe that our available cash, combined with expected cash flows from operations and collections of stock subscriptions receivable, will be sufficient to fund our liquidity and capital expenditure requirements during fiscal 2008.

Net cash used in operating activities was $1.04 million for the three months ended March 31, 2008 versus $1.18 million cash provided by operations for the three months ended March 31, 2007. Operating cash flows for 2008 were due to a net loss of $.03 million and a reduction in accounts payable and accrued liabilities of $1.89 million, offset by net growth in loans receivable of $.72. Deferred taxes increased by $.20 million and in prepaid expenses used $.10 million. Net other sources of operating cash were $.07million. Net cash used by investing activities was $.39 million for the three months ended March 31, 2008 and $.05 million for the comparable period in the prior year. Investing activities consisted of store acquisitions and improvements. Net cash provided by financing activities was $4.44 million for the three months ended March 31, 2008 versus net cash used by financing activities of $.94 million for the comparable period in the prior year. In 2008, financing activities included stockholder’s contribution of $4.44 million. Payments of notes payable were $.53 million for the three months ended March 31, 2007.

Financings and Anticipated Financing Needs

We believe that our available cash, and expected cash flows from operations will be sufficient to fund our liquidity and capital expenditure requirements through fiscal 2008. Expected future uses of cash include funding of anticipated increases in payday loans, dividend payments, possible store expansion and acquisitions and expansion of new and expanded products in existing stores.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On March 31, 2008, URON’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, except for the item noted below, URON’s disclosure controls and procedures are effective.

During the course of their audit of our consolidated financial statements for fiscal 2007, our independent registered public accounting firm, Lurie Besikof Lapidus & Company, LLP, advised management and the audit committee of our Board of Directors that they had identified a deficiency in internal control. The deficiency is considered to be a material weakness as defined under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the lack of segregation of duties within the financial processes in the Company.

The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company's operations.

Changes in Internal Control over Financial Reporting

There were no changes in URON's internal controls over financial reporting that occurred during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect such controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held a special meeting of shareholders on March 17, 2008. The shareholders voted on the following matters:

1.	An increase in the total number of authorized shares of capital stock of the Company to a total of 250,000,000.

2.	The ratification of the appointment of Lurie Besikof Lapidus & Company, LLP, as the Company’s independent registered public accountants for fiscal 2008.

The following results were certified by the Inspector of Elections on March 17, 2008:

Increase in Authorized Shares. The proposal to increase the total number of authorized shares of capital stock of the Company to a total of 250,000,000 was approved by the following vote:

For	Against	Abstain
13,292,878	20,347	356

Ratification of Auditor Appointment. The proposal to ratify the appointment of Lurie Besikof Lapidus & Company, LLP, as the Company’s independent registered public accountants for fiscal 2008 was approved by the following vote:

For	Against	Abstain
13,313,510	15	56

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
2.2
Exchange Agreement with National Cash & Credit, LLC and the members of National Cash & Credit, LLC, dated February 26, 2008 (incorporated by reference to Exhibit 2.2 to the registrant’s Annual Report on Form 10-K filed on April 7, 2008).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2008	URON Inc.
(Registrant)

	By:	/s/ Christopher Larson
Christopher Larson
Chief Executive Officer

	By:	/s/ Steve Staehr
Steve Staehr
Chief Financial Officer