Form 10-Q
period 2008-06-30
URON INC
filed 2008-08-14
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-52015

Western Capital Resources, Inc.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	47-0848102
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2201 West Broadway, Suite 1, Council Bluffs, Iowa 51501
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (712) 322-4020

Uron Inc.

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2008, the registrant had outstanding 8,889,644 shares of common stock, no par value per share.

Western Capital Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONTENTS

Page(s)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Income	5

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	7

WESTERN CAPITAL RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,300,824	$984,625
Loans receivable (less allowance for losses of $1,014,000 and $976,000)	4,844,155	4,117,497
Stock subcriptions receivable	-	4,422,300
Prepaid expenses and other	211,672	92,333
Deferred Income Taxes	410,000	526,000
TOTAL CURRENT ASSETS	8,766,651	10,142,755

PROPERTY AND EQUIPMENT	886,840	631,736

GOODWILL	10,443,388	9,883,659

INTANGIBLE ASSETS	156,060	90,926

OTHER	-	167,000

TOTAL ASSETS	$20,252,939	$20,916,076

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$948,685	$1,908,844
Accounts payable - related parties	-	950,935
Accrued dividend payable	525,000	-
Deferred revenue	283,197	262,357
TOTAL CURRENT LIABILITIES	1,756,882	3,122,136

DEFERRED INCOME TAXES	672,000	545,000

TOTAL LIABILITES	2,428,882	3,667,136

STOCKHOLDERS' EQUITY
Series A convertible preferred stock 10% cumulative dividends, $0.01 par value, $2.10 stated value. 10,000,000 shares authorized, issued and outstanding	100,000	100,000
Common stock, no par value. 240,000,000 shares authorized, 8,889,644 and 6,299,753 shares issued and outstanding. Additional paid-in capital	18,981,643	17,639,318
Retained earnings (deficit)	(1,257,586)	(490,378)
TOTAL STOCKHOLDERS' EQUITY	17,824,057	17,248,940

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,252,939	$20,916,076

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For Three months ended	For Three months ended	For six months ended	For six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

REVENUES
Cash advance loan fees	$2,624,365	$2,197,206	$4,874,641	$4,347,512
Check cashing fees	283,063	325,295	629,154	731,740
Guaranteed phone/Cricket fees	145,331	171,247	313,682	438,643
Title loan fees	158,902	-	221,640	-
Other fees	43,240	36,894	105,292	84,420
	3,254,901	2,730,642	6,144,409	5,602,315

STORE EXPENSES
Salaries and benefits	846,970	638,639	1,610,847	1,322,610
Provisions for loan losses	438,882	369,656	794,956	643,138
Guaranteed phone/Cricket cost of sales	66,427	103,662	173,303	256,399
Occupancy	299,401	188,568	518,065	374,438
Advertising	93,094	96,188	178,620	222,477
Depreciation	48,532	23,209	81,145	57,897
Amortization of intangible assets	47,711	34,101	84,866	68,202
Other	399,815	214,775	753,888	505,094
	2,240,832	1,668,798	4,195,690	3,450,255

INCOME FROM STORES	1,014,069	1,061,844	1,948,719	2,152,060

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	315,349	231,905	596,393	610,115
Depreciation	7,180	11,125	16,976	21,417
Other	170,942	93,196	841,558	189,826
	493,471	336,226	1,454,927	821,358

INCOME BEFORE INCOME TAXES	520,598	725,618	493,792	1,330,702

INCOME TAX EXPENSE	204,000	273,000	211,000	501,000

NET INCOME	316,598	452,618	282,792	829,702

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS (assumed for 2007)	(525,000)	(525,000)	(1,050,000)	(1,050,000)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(208,402)	$(72,382)	$(767,208)	$(220,298)

NET LOSS PER COMMON SHARE-
Basic and diluted	$(0.02)	$(0.06)	$(0.09)	$(0.20)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING -
Basic and diluted	8,889,644	1,125,000	8,178,339	1,125,000

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC.
CONDENSED CONSOLIDATED CASH FLOW
(Unaudited)

Six Months Ended June 30, 2008	2008	2007

OPERATING ACTIVITIES
Net Income	$282,792	$829,702
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	98,121	79,314
Amortization	84,866	68,204
Deferred income taxes	243,000	188,000
Changes in operating assets and liabilities
Loans receivable	123,919	147,364
Prepaid expenses and other assets	47,661	43,430
Accounts payable and accrued liabilities	(1,974,931)	(18,877)
Deferred revenue	20,840	6,825
Net cash provided (used) by operating activities	(1,073,732)	1,343,962

INVESTING ACTIVITIES
Purchase of property, plant equipment	(159,924)	(90,655)
Acquisition of stores, net of cash acquired	(351,900)	-
Net cash used by investing activities	(511,824)	(90,655)

FINANCING ACTIVITIES
Payments on notes payable	-	(530,000)
Collection on sales of stock	4,437,050	-
Cost of raising capital	(10,295)	-
Dividends to shareholders	(525,000)	(608,748)
Net cash provided (used) by financing activities	3,901,755	(1,138,748)

NET INCREASE IN CASH	2,316,199	114,559

CASH
Beginning of period	984,625	1,265,461
End of period	$3,300,824	$1,380,020

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$-	$191,000

Noncash investing and financing activities:
Dividend accrued	$525,000	-
Stock issued for store acquistion	1,337,869	-

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Section 210.8-03(b) of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2007. The condensed consolidated balance sheet at December 31, 2007, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

Western Capital Resources, Inc., (WCR), formerly URON Inc. (URON), through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL) and National Cash & Credit, LLC (NCC), collectively referred to as the “Company”, provides retail financial services to individuals in the midwestern and southwestern United States. These services include non-recourse cash advance loans, title loans, check cashing and other money services. The Company also is a non-recourse reseller of guaranteed phone service and Cricket cellular phones. As of June 30, 2008, the Company operated 62 stores in 11 states (Nebraska, Wyoming, Utah, Iowa, North Dakota, South Dakota, Kansas, Wisconsin, Montana, Colorado and Arizona). As of June 30, 2007, Company operated in 58 stores in 10 states. The condensed consolidated financial statements include the accounts of WCR, WFL, and NCC. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company provides short-term consumer loans, known as cash advance loans, in amounts that typically range from $100 to $500. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s personal check for the aggregate amount of the cash advanced plus a fee. The fee varies from state to state, based on applicable regulations and generally ranges from $15 to $20 per each $100 borrowed. To repay the cash advance loans, customers may pay with cash, in which their personal check is returned to them, or allow their check to be presented to the bank for collection.

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

The condensed consolidated financial statements account for the Merger as a capital transaction in substance (and not a business combination of two operating entities) that would be equivalent to WFL issuing securities to WCR in exchange for the net monetary liabilities of WCR, accompanied by a recapitalization and, as a result, no goodwill relating to the Merger has been recorded.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

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

Loans Receivable

We maintain a loan loss allowance for anticipated losses for our cash advance and title loans. To estimate the appropriate level of the loan loss allowance, we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current loan loss allowance is based on our net write offs, typically expressed as a percentage of loan amounts originated for the last 12 months applied against the principal balance of outstanding loans that we write off. The Company also periodically performs a look-back analysis on its loan loss allowance to verify the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. The Company is aware that as conditions change, it may also need to make additional allowances in future periods.

Included in loans receivable are cash advance loans that are currently due or past due and cash advance loans that have not been repaid. This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed accounts, or other reasons. Cash advance loans are carried at cost less the allowance for doubtful accounts. The Company does not specifically reserve for any individual cash advance loan. The Company aggregates cash advance loans for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio. This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates. The Company utilizes a software program to assist with the tracking of its historical portfolio statistics. As a result of the Company’s collections efforts, it historically writes off approximately 35% of the returned items. Based on days past the check return date, write-offs of returned items historically have tracked at the following approximate percentages: 1 to 30 days - 35%; 31 to 60 days - 60%; 61 to 90 days - 75%; 91 to 120 days - 80%; and 121 to 180 days - 85%. All returned items are charged-off after 180 days, as collections after that date have not been significant. The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.   The Company uses a third party collection agency to assist in the collection of the loan collateral related to title loans, when and as the Company determines appropriate.

The Company entered into the title loan business with the acquisition of National Cash & Credit, LLC in February 2008. Currently, title loans are not a significant portion of the Company’s loans receivable portfolio.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (revised 2007), Business Combinations (SFAS 141R). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for fiscal year beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a material effect on its condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

$1,828,787

The results of the operations for the acquired locations have been included in the condensed consolidated financial statements since the date of the acquisitions. The following table presents the pro forma results of operations for the three and six months ended June 30, 2008 and 2007, as if these acquisitions had been consummated at the beginning of each period presented. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the year presented or the results which may occur in the future.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Acquisitions continued–

	Three Months Ended June 30,
	2008	2007

Pro forma revenue	$3,254,901	$3,040,690
Pro forma net income	316,598	398,259
Pro forma net loss per common share – basic and diluted	(.02)	(.11)

	Six Months Ended June 30,
	2008	2007

Pro forma revenue	$6,461,110	$6,424,722
Pro forma net income	342,067	872,863
Pro forma net loss per common share – basic and diluted	(.09)	(.16)

3.	Stockholders’ Equity –

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

On March 17, 2008, the Board of Directors of the Company approved the payment of the first quarter 2008 dividend on the Company's Series A Convertible Preferred Stock in the amount of $525,000. The dividends were paid on April 1, 2008. On July 14, 2008, the Board of Directors of the Company ratified the payment of the second quarter 2008 dividend on the Company’s Series A Convertible Preferred Stock in the amount of $525,000. The dividends were paid on July 10, 2008.

6.	Subsequent Events-

Effective July 31, 2008, WCR purchased four payday loan and check cashing operations and an on-line lending website, which included all related assets including store level working capital, from Sten Corporation, a Minnesota corporation. Three of the stores are located in Salt Lake City, Utah and one store is located in Tempe, Arizona. The acquisition was completed through the Company’s subsidiary, WCR Acquisition Co., a Minnesota corporation. The Company will finance this transaction out of its current working capital.

On July 29, 2008, the Company changed its corporate name from URON Inc. to Western Capital Resources, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information contained herein, the matters discussed in this Report on Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Numerous factors, risks and uncertainties affect the Company’s operating results and could cause the Company’s actual results to differ materially from forecasts and estimates or from any other forward-looking statements made by, or on behalf of, the Company, and there can be no assurance that future results will meet expectations, estimates or projections. Further information regarding these and other risks is included in the “Risk Factors” section of our most recent annual report on Form 10-K and our most recent registration statement on Form S-1 (including any amendments thereto), as well as any supplementary disclosures that may be contained in our quarterly report on Form 10-Q.

Overview

Throughout this report, we refer to Western Capital Resources, Inc., a Minnesota corporation, as “we,” “us,” “Western Capital Resources” and the “Company.” Prior to July 29, 2008, the Company’s corporate name was URON Inc.

Pursuant to an Agreement and Plan of Merger and Reorganization by and among Wyoming Financial Lenders, Inc., URON Inc. and WFL Acquisition Corp. dated December 13, 2007 (referred to throughout this report as the “Merger Agreement”), WFL Acquisition Corp. merged with and into Wyoming Financial Lenders, Inc., with Wyoming Financial Lenders remaining as the surviving entity and a wholly owned operating subsidiary of the Company. As indicated above, this transaction is referred to throughout this report as the “Merger.” The Merger was effective as of the close of business on December 31, 2007

Since the Merger, the Company (primarily through Wyoming Financial Lenders, Inc.) provides retail financial services to individuals in the mid-western and southwestern United States. These services include non-recourse cash advance loans, check cashing and other money services. At the close of business on December 31, 2007, the Company owned and operated 52 stores in ten states (Colorado, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming). As of the date of this report, we owned and operated a total of 62 stores in the foregoing states and Arizona.

We provide short-term consumer loans—known as cash advance loans—in amounts that typically range from $100 to $500. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s post-dated personal check for the aggregate amount of the cash advanced, plus a fee. The fee varies from state to state, based on applicable regulations, and generally ranges from $15 to $20 for each $100 borrowed. To repay the cash advance loans, customers may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection. All of our loans and other services are subject to state regulations (which vary from state to state), federal regulations and local regulation, where applicable.

Our expenses primarily relate to the operations of our stores. The most significant expenses include salaries and benefits for our store employees, provisions for loan losses, occupancy expense for our leased real estate and advertising. Our other significant expenses are general and administrative, which includes compensation of employees, professional fees and stock-based compensation expenses and merger transaction expenses.

With respect to our cost structure, salaries and benefits are one of our largest costs and are driven primarily by the addition of branches throughout the year and growth in loan volumes. Our provision for losses is also a significant expense.  We have experienced seasonality in our operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

We evaluate our stores based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of revenues), with consideration given to the length of time the branch has been open and its geographic location. We evaluate changes in comparable branch financial and other measures on a routine basis to assess operating efficiency. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the annual analysis we undertook as of December 31, 2007 have been open at least 24 months on that date. We monitor newer branches for their progress toward profitability and rate of loan growth.

According to the Community Financial Services Association of America (CFSA), industry analysts estimate that the industry has grown to approximately 22,000 payday loan branches in the United States and these branches extend approximately $40 billion in short-term credit to millions of households that experience cash-flow shortfalls between paydays. We believe our industry is highly fragmented as ten companies presently operate approximately 10,200 branches in the United States. With this industry growth and current fragmentation (discussed above), we believe there are opportunities to grow our business, primarily through acquisitions as opposed to organic growth. We are actively identifying possible store locations in numerous states in which we currently operate and evaluating the regulatory environment and market potential in the various states in which we currently do not have stores. In addition to expanding our geographic reach, our strategic expansion plans also involve the expansion and diversification of our product and service offerings. We believe that successful expansion, both geographically and product- and service-wise, will help to mitigate the regulatory and economic risk inherent in our business by making us less reliant on (i) cash advance lending alone and (ii) any particular aspect of our business that concentrated geographically.

The growth of the payday loan industry has followed, and continues to be significantly affected by, payday lending legislation and regulation in the various states and nationally. We actively monitor and evaluate legislative and regulatory initiatives in each of the states and nationally, and are involved with the efforts of the various industry lobbying efforts. To the extent that states enact legislation or regulations that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business could be adversely affected.

Presently, legislation is pending in Arizona which would extend a current law permitting cash advance loans. In the absence of such legislation, current law permitting cash advance loans will “sunset” or expire at the end of 2009. The failure to extend or outrightly permit cash advance lending would negatively affect us. In Nebraska, legislation was recently introduced to ban all cash advance loans in Nebraska. This bill was ultimately defeated. Nevertheless, since we derive approximately 36% (for the 12 months ended December 31, 2007) of our revenues in Nebraska, any subsequent attempts to pass similar legislation in Nebraska, or other legislation that would restrict our ability to make cash advance loans in Nebraska, would pose significant risks to our business.

In 2007, the federal government passed legislation (the 2007 Military Authorization Act) prohibiting the making of payday (cash advance) loans and title loans to members of the United States military. The law also prohibits creditors in general from charging more than 36% interest to military borrowers (in calculating the applicable rate of interest, all fees, service charges, renewal charges, credit insurance premiums or any other product sold with the loan must be included). Management does not believe that this 2007 law has materially affected or will materially affect the Company and its business. As with the various state legislatures, however, it is possible that the federal government may enact legislation or regulation that further restricts payday lending or title lending in general, which would undoubtedly affect our business in adverse ways.

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

We believe that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements:

Loan Loss Allowance

We maintain a loan loss allowance for anticipated losses for our cash advance and title loans. To estimate the appropriate level of the loan loss allowance, we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current loan loss allowance is based on our net write offs, typically expressed as a percentage of loan amounts originated for the last 12 months applied against the principal balance of outstanding loans that we write off. The Company also periodically performs a look-back analysis on its loan loss allowance to verify the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. The Company is aware that as conditions change, it may also need to make additional allowances in future periods.

Included in loans receivable are cash advance loans that are currently due or past due and cash advance loans that have not been repaid. This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed accounts, or other reasons. Cash advance loans are carried at cost less the allowance for doubtful accounts. The Company does not specifically reserve for any individual cash advance loan. The Company aggregates cash advance loans for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio. This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates. The Company utilizes a software program to assist with the tracking of its historical portfolio statistics. As a result of the Company’s collections efforts, it historically writes off approximately 35% of the returned items. Based on days past the check return date, write-offs of returned items historically have tracked at the following approximate percentages: 1 to 30 days - 35%; 31 to 60 days - 60%; 61 to 90 days - 75%; 91 to 120 days - 80%; and 121 to 180 days - 85%. All returned items are charged-off after 180 days, as collections after that date have not been significant. The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.   The Company uses a third party collection agency to assist in the collection of the loan collateral related to title loans, when and as the Company determines appropriate.

The Company entered into the title loan business with the acquisition of National Cash & Credit, LLC in February 2008. Currently, title loans are not a significant portion of the Company’s loans receivable portfolio.

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

Share-Based Compensation

Under the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123R (SFAS 123R), “Share-Based Payment,” our share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense based on the applicable vesting schedule. Determining the fair value of share-based awards at grant date requires judgment, which includes estimating the amount of share-based awards expected to be forfeited. The Black-Scholes option pricing model (using estimated value of the Company) is used to measure fair value for stock option grants.

Results of Operations - Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

For the three-month period ended June 30, 2008, net income was $.32 million compared to net income of $.45 for the three months ended June 30, 2007. During the three months ended June 30, 2008, income before income taxes was $.52 million compared to income before income taxes of $.73 for the three months ended June 30, 2007. The major components of each of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense are discussed below.

Revenues

Revenues totaled $3.25 million for the three months ended June 30, 2008 compared to $2.73 million for the three months ended June 30, 2008. This increase resulted from the increase in the number of stores operating during the 2008 interim due to our small acquisition of five stores in North Dakota operating under the name “Ameri-Cash,” and the acquisition of National Cash & Credit, LLC. During the three-month period ended June 30, 2008 we originated approximately $17.9 million in cash advance loans compared to $15.3 during the 2007 interim period. Our average loan (including fee) totaled approximately $353 during the period ended June 30, 2008 versus $332 in the 2007 interim period. Our average fee rate for the three months ended June 30, 2008 was $51 compared to $47 for the 2007 interim period. Revenues from check cashing, title loans, guaranteed phone/Cricket phone fees, and other sources totaled $.63 million and $.53 for the three month periods ended June 30, 2008 and 2007, respectively.

The following table summarizes our revenues for the three months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
			(percentage of revenues)
Loan Fees	$2,624,365	$2,197,206	80.6%	80.5%
Check cashing fees	283,063	325,295	8.7%	11.9%
Guaranteed phone/Cricket fees	145,331	171,247	4.5%	6.3%
Title loan fees	158,902	-	4.9%	-
Other fees	43,240	36,894	1.3%	1.3%
Total	$3,254,901	$2,730,642	100.0%	100.0%

Due mainly to our commencement of title lending activities in connection with our acquisition of National Cash & Credit, our sources of revenue for the three months ended June 30, 2008 are slightly more diversified than the three months ended June 30, 2007.

Store Expenses

Total expenses associated with store operations for the three months ended June 30, 2008 were $2.24 million compared to $1.67 million for the three months ended March 31, 2007. The most significant components of these expenses were salaries and benefits, provisions for loan losses, guaranteed phone/Cricket costs of sales, occupancy costs, advertising expenses, depreciation of store equipment, amortization of intangible assets and other expenses associated with store operations.

Our most significant increases in store expenses from the two interim periods related to salaries and benefits for our store employees, provisions for loan losses, and our costs of occupancy. As with our fiscal year-end results, guaranteed phone/Cricket phone costs of sales showed continued reductions in expense resulting from slowing guaranteed phone/Cricket phone sales overall. In the three months ending June 30, 2008 we also modestly decreased advertising expenses. A discussion of the various components of our store expenses for the three months ended June 30, 2008 appears below.

Salaries and Benefits. Payroll and related costs at the store level were $.85 million compared to $.64 million for the periods ended June 30, 2008 and 2007, respectively. Increased salaries and benefits expense resulted from of our addition of several store locations. We expect that, with anticipated continued store growth, these salaries and benefits expenses will continue to increase.

Provisions for Loan Losses. For the three months ended June 30, 2008 our provisions for loan losses were $.44 million. For the three months ended June 30, 2007 such provisions were $.37 million. Our provisions for loan losses represented approximately 16.7% and 16.8% of our loan fee revenue for the three months ended June 30, 2008 and 2007, respectively. We are currently experiencing a more challenging collections environment mainly reflected by increased bankruptcy filings, higher energy and other prices. Presently, we do not foresee any certain end to the current economic downturn and as a result we expect higher loan losses during fiscal 2008 than those we experienced during 2007.

Guaranteed phone/Cricket. Guaranteed phone/Cricket costs (reflecting costs of sales of such items) decreased from $.10 million for the three months ended June 30, 2007 to $.07 million for the three months ended June 30, 2008, a decrease of $.03 million. This decrease has followed our expectations that our guaranteed phone/Cricket phone line of business will become increasingly less significant to our overall revenues as consumers move away from home phones in general (which is where the guaranteed phone/Cricket phone product is used) toward cell phones. By the end of fiscal 2008, we do not expect that this line of business will be significant.

Occupancy Costs. Occupancy expenses, comprised mainly of store leases, were $.30 million for the three months ended June 30, 2008 versus $.19 million for the three months ended June 30, 2007. The increase in our occupancy expenses relates to our acquisitions and operation of more stores during the most recent three-month period. In general, as we pursue a growth by small acquisitions strategy, we expect this trend to continue for the foreseeable future.

Advertising. Advertising and marketing expenses were $.09 million during the three-month period ended June 30, 2008 as compared to $.10 million during the three-month period ended March 31, 2007. In general, we expect that our marketing and advertising expenses for fiscal 2008 will remain relatively stable but will increase overall, as compared to fiscal 2007, if we are successful in implementing our acquisition strategy during the year.

Depreciation. Depreciation, relating to store equipment and capital expenditures for stores, increased from $.02 million for the three months ended June 30, 2007 to $.05 million for the three months ended June 30, 2008.

Amortization of Intangible Assets. Amortization of intangible assets was slightly higher for the two interim periods, being $.05 million for the three months ended June 30, 2008 versus $.03 million for the three months ended June 30, 2007.

Other. Other expenses were $.40 million for the three months ended June 30, 2008 versus $.21 million for the three months ended June 30, 2007 primarily due higher costs associated with operating a higher number of stores on a year over year basis.

General and Administrative Expenses

Total general and administrative costs for the three months ended June 30, 2008 were $.49 compared to $.34 million for the period ended June 30, 2007. For the three-month period ended June 30, 2008, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, depreciation of certain headquarters-related equipment, and utilities, office supplies and other minor costs, professional fees for accounting and legal services (collectively grouped as “other” costs). A discussion of the various components of our general and administrative costs for the three months ended June 30, 2008 and 2007 appears below:

Salaries and Benefits. Salaries and benefits expenses for the three months ended June 30, 2008 were $.32 million, a $.09 million increase from the $.23 million in such expenses during period ended June 30, 2007. The increase resulted mainly from headquarters and management employees being slightly higher for the period ended June 30, 2008 then they were for the corresponding period ended June 30, 2007. This slight increase is mainly due to our addition of employees since the Merger.

Depreciation. Depreciation for the period ended June 30, 2008, in the amount of $.01 million was substantially identical to the $.01 million for the period ended June 30, 2007. Depreciation relates primarily to equipment and capital improvements at the Company’s corporate headquarters.

Other General and Administrative Expenses. Other general and administrative expenses, which includes professional fees for accounting and legal services, consulting services related to Sarbanes-Oxley compliance, utilities, office supplies, collection costs and other minor costs associated with corporate headquarters activities, aggregated to $.17 million for the three months ended June 30, 2008 versus $.09 million for the three months ended June 30, 2007. We do not expect these types of costs to decrease to their fiscal 2007 levels, as most of them are attributed to efforts to comply with various rules and regulations applicable to public reporting companies.

Total Operating Expenses

Our total operating expenses for the three months ended June 30, 2008 were $2.73 million compared to $2.01 million for the comparable period for 2007. Overall, the $.72 million increase in operating expenses were mainly attributed to our growth in the number of operating stores and increased costs associated with being a public reporting company.

Income Tax Expense

Income tax expense for the period ended June 30, 2008 was $.20 compared to income tax expense of $.27 million for the period ended June 30, 2007, which decreased primarily as a result of our net income before taxes for the 2008 period of $.52 million versus net income before taxes for the 2007 period of $.73 million.

Results of Operations - Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

For the six-month period ended June 30, 2008, net income was $.28 million compared to net income of $.83 for the six months ended June 30, 2007. During the six months ended June 30, 2008, income before income taxes was $.49 million compared to income before income taxes of $1.33 for the six months ended June 30, 2007. The major components of each of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense are discussed below.

Revenues

Revenues totaled $6.14 million for the six months ended June 30, 2008 compared to $5.60 million for the six months ended June 30, 2007. This increase resulted from the increase in the number of stores operating during the 2008 interim due to our small acquisition of five stores in North Dakota operating under the name “Ameri-Cash,” and the acquisition of National Cash & Credit, LLC. During the six-month period ended June 30, 2008 we originated approximately $33.2 million in cash advance loans compared to $29.7 during the 2007 interim period. Our average loan (including fee) totaled approximately $351 during the period ended June 30, 2008 versus $334 in the 2007 interim period. Our average fee rate for the six months ended June 30, 2008 was $50 compared to $48 for the 2007 interim period. Revenues from check cashing, title loans, guaranteed phone/Cricket phone fees, and other sources totaled $1.27 million and $1.25 for the six month periods ended June 30, 2008 and 2007, respectively.

The following table summarizes our revenues for the six months ended June 30, 2008 and 2007, respectively:

	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
			(percentage of revenues)
Loan Fees	$4,874,641	$4,347,512	79.3%	77.6%
Check cashing fees	629,154	731,740	10.3%	13.1%
Guaranteed phone/Cricket fees	313,682	438,643	5.1%	7.8%
Title loan fees	221,640	-	3.6%	-
Other fees	105,292	84,420	1.7%	1.5%
Total	$6,144,409	$5,602,315	100.0%	100.0%

Due mainly to our commencement of title lending activities in connection with our acquisition of National Cash & Credit, our sources of revenue for the six months ended June 30, 2008 are slightly more diversified than the six months ended June 30, 2007.

Store Expenses

Total expenses associated with store operations for the six months ended June 30, 2008 were $4.20 million compared to $3.45 million for the six months ended June 30, 2007. The most significant components of these expenses were salaries and benefits, provisions for loan losses, guaranteed phone/Cricket costs of sales, occupancy costs, advertising expenses, depreciation of store equipment, amortization of intangible assets and other expenses associated with store operations.

Our most significant increases in store expenses from the two interim periods related to salaries and benefits for our store employees, provisions for loan losses, and our costs of occupancy. As with our fiscal year-end results, guaranteed phone/Cricket phone costs of sales showed continued reductions in expense resulting from slowing guaranteed phone/Cricket phone sales overall. In the six months ending June 30, 2008 we also modestly decreased advertising expenses. A discussion of the various components of our store expenses for the six months ended June 30, 2008 appears below.

Salaries and Benefits. Payroll and related costs at the store level were $1.61 million compared to $1.32 million for the periods ended June 30, 2008 and 2007, respectively. Increased salaries and benefits expense resulted from of our addition of several store locations. We expect that, with anticipated continued store growth, these salaries and benefits expenses will continue to increase.

Provisions for Loan Losses. For the six months ended June 30, 2008 our provisions for loan losses were $.79 million. For the six months ended June 30, 2007 such provisions were $.64 million. Our provisions for loan losses represented approximately 16.3% and 14.8% of our loan and title fee revenue for the six months ended June 30, 2008 and 2007, respectively. We believe that the increased loss ratio for the comparable periods results from both our increased store count, since the processes of integrating acquired store locations frequently involves some amount of time before store management had adopted and implemented our protective pre-transaction measures, and a more challenging consumer collections environment in general. The more challenging environment is mainly reflected by increased bankruptcy filings, higher energy and other prices. Presently, we do not foresee any certain end to the current economic downturn and as a result we expect higher loan losses during fiscal 2008 than those we experienced during 2007.

Guaranteed phone/Cricket. Guaranteed phone/Cricket costs (reflecting costs of sales of such items) decreased from $.26 million for the six months ended June 30, 2007 to $.17 for the six months ended June 30, 2008, a decrease of $.09 million. This decrease has followed our expectations that our guaranteed phone/Cricket phone line of business will become increasingly less significant to our overall revenues as consumers move away from home phones in general (which is where the guaranteed phone/Cricket phone product is used) toward cell phones. By the end of fiscal 2008, we do not expect that this line of business will be significant.

Occupancy Costs. Occupancy expenses, comprised mainly of store leases, were $.52 million for the six months ended June 30, 2008 versus $.37 million for the six months ended June 30, 2007. The increase in our occupancy expenses relates to our acquisitions and operation of more stores during the most recent six-month period. In general, as we pursue a growth by small acquisitions strategy, we expect this trend to continue for the foreseeable future.

Advertising. Advertising and marketing expenses were $.18 million during the six-month period ended June 30, 2008 as compared to $.22 million during the six-month period ended June 30, 2007. Although we have not made a concerted effort to reduce our advertising expenses, the decrease in advertising and marketing expenses primarily results from the timing of payments. In general, we expect that our marketing and advertising expenses for fiscal 2008 will remain relatively stable but will increase overall, as compared to fiscal 2007, if we are successful in implementing our acquisition strategy during the year.

Depreciation. Depreciation, relating to store equipment and capital expenditures for stores, increased from $.06 million for the six months ended June 30, 2007 to $.08 million for the six months ended June 30, 2008.

Amortization of Intangible Assets. Amortization of intangible assets was roughly equivalent for the two interim periods, being $.08 million for the six months ended June 30, 2008 versus $.07 million for the six months ended June 30, 2007.

Other. Other expenses were $.75 million for the six months ended June 30, 2008 versus $.51 million for the six months ended June 30, 2007 primarily due higher costs associated with operating a higher number of stores on a year over year basis.

General and Administrative Expenses

Total general and administrative costs for the six months ended June 30, 2008 were $1.45 compared to $.82 million for the period ended June 30, 2007. For the six-month period ended June 30, 2008, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, depreciation of certain headquarters-related equipment, and utilities, office supplies and other minor costs, professional fees for accounting and legal services (collectively grouped as “other” costs). A discussion of the various components of our general and administrative costs for the six months ended June 30, 2008 and 2007 appears below:

Salaries and Benefits. Salaries and benefits expenses for the six months ended June 30, 2008 were $.60 million, a $.01 million decrease from the $.61 million in such expenses during period ended June 30, 2007. The decrease resulted mainly from cash bonus payments made to management during the period ended June 30, 2007, and the absence of such payments in the most recent interim period. Excluding bonus payments, our payment cost for headquarters and management employees are slightly higher for the period ended June 30, 2008 then they were for the corresponding period ended June 30, 2007. This slight increase is mainly due to our addition of employees since the Merger.

Depreciation. Depreciation for the period ended June 30, 2008, in the amount of $.02 million, and $.02 million for the period ended June 30, 2007. Depreciation relates primarily to equipment and capital improvements at the Company’s corporate headquarters.

Other General and Administrative Expenses. Other general and administrative expenses, which includes professional fees for accounting and legal services, consulting services related to Sarbanes-Oxley compliance, utilities, office supplies, collection costs and other minor costs associated with corporate headquarters activities, aggregated to $.84 million for the six months ended June 30, 2008 versus $.19 million for the six months ended June 30, 2007. We do not expect these types of costs to decrease to their fiscal 2007 levels, as most of them are attributed to efforts to comply with various rules and regulations applicable to public reporting companies.

Total Operating Expenses

Our total operating expenses for the six months ended June 30, 2008 were $5.65 million compared to $4.27 million for the comparable period for 2007. Overall, the $.38 million increase in operating expenses were mainly attributed to our growth in the number of operating stores and increased costs associated with being a public reporting company.

Income Tax Expense

Income tax expense for the period ended June 30, 2008 was $.21 compared to income tax expense of $.50 million for the period ended June 30, 2007, which decreased primarily as a result of our net income before taxes for the 2008 period of $.49 million versus net income before taxes for the 2007 period of $1.33 million.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six-Months Ended June 30,
	2008	2007

Cash flows provided (used) by :
Operating activities	$(1,073,732)	$1,343,962
Investing activities	(511,824)	(90,655)
Financing activities	3,901,755	(1,138,748)
Net increase in cash	2,316,199	114,559
Cash, beginning of period	984,625	1,265,461
Cash, end of period	$3,300,824	$1,380,020

At June 30, 2008 we had cash of $3.30 million compared to cash of $.98 million on December 31, 2007. The increase results mainly from our receipt of cash in the private placement transaction that closed simultaneously with the Merger. For fiscal year 2008, we believe that our available cash, combined with expected cash flows from operations, will be sufficient to fund our liquidity and capital expenditure requirements during fiscal 2008. Our expected short-term uses of cash include funding of operating activities, anticipated increases in payday loans, dividend payments on our Series A preferred stock (to the extent approved by the Board of Directors), and the financing of expansion activities, including new store openings and store acquisitions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On June 30, 2008, Western Capital Resources, Inc.’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, except for the item noted below, Western Capital Resources Inc.’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in Western Capital Resources, Inc.’s internal controls over financial reporting that occurred during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect such controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ( filed herewith ).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ( filed herewith ).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( filed herewith ).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2008	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ Christopher Larson
Christopher Larson
Chief Executive Officer

	By:	/s/ Steve Staehr
Steve Staehr
Chief Financial Officer