Form 10-Q
period 2008-09-30
URON INC
filed 2008-11-19
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008 or

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 19, 2008, the registrant had outstanding 8,889,644 shares of common stock, no par value per share.

Western Capital Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONTENTS

Page(s)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Income	5

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	8

WESTERN CAPITAL RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,557,246	$984,625
Loans receivable (less allowance for losses of $1,406,000 and $976,000)	5,730,777	4,117,497
Stock subcriptions receivable	-	4,422,300
Prepaid expenses and other	124,653	92,333
Deferred income taxes	550,000	526,000
TOTAL CURRENT ASSETS	8,962,676	10,142,755

PROPERTY AND EQUIPMENT	1,004,114	631,736

GOODWILL	10,443,394	9,883,659

INTANGIBLE ASSETS	120,833	90,926

OTHER	-	167,000

TOTAL ASSETS	$20,531,017	$20,916,076

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities - notes payable	$100,000	$-
Accounts payable and accrued liabilities	907,476	1,908,844
Accounts payable - related parties	-	950,935
Accrued dividend payable	525,000	-
Deferred revenue	308,052	262,357
TOTAL CURRENT LIABILITIES	1,840,528	3,122,136

LONG-TERM LIABILITIES
Notes payable less current maturities	187,500	-
Deferred income taxes	747,000	545,000
TOTAL LONG TERM LIABILITIES	934,500	545,000

TOTAL LIABILITES	2,775,028	3,667,136

STOCKHOLDERS' EQUITY
Series A convertible preferred stock 10% cumulative dividends, $0.01 par value, $2.10 stated value. 10,000,000 shares authorized, issued and outstanding	100,000	100,000
Common stock, no par value. 240,000,000 shares authorized, 8,889,644 and 6,299,753 shares issued and outstanding.
Additional paid-in capital	18,912,792	17,639,318
Retained earnings (deficit)	(1,256,803)	(490,378)
TOTAL STOCKHOLDERS' EQUITY	17,755,989	17,248,940

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,531,017	$20,916,076

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For three months ended	For three months ended	For nine months ended	For nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

REVENUES
Payday loan fees	$3,031,301	$2,377,355	$7,905,942	$6,724,867
Check cashing fees	279,787	310,509	908,941	1,042,249
Guaranteed phone/Cricket fees	130,405	154,788	444,087	593,431
Title loan fees	211,719	-	433,359	-
Other fees	40,682	14,200	145,973	98,620
	3,693,894	2,856,852	9,838,302	8,459,167

STORE EXPENSES
Salaries and benefits	862,987	651,202	2,473,834	1,973,812
Provisions for loan losses	629,485	413,277	1,424,441	1,056,415
Guaranteed phone/Cricket	50,247	87,999	223,550	344,398
Occupancy	303,546	184,785	821,611	559,223
Advertising	106,056	106,297	284,676	328,774
Depreciation	45,111	26,742	126,257	84,639
Amortization of intangible assets	35,233	34,102	120,099	102,305
Other	377,439	251,693	1,131,327	756,786
	2,410,104	1,756,097	6,605,795	5,206,352

INCOME FROM STORES	1,283,790	1,100,755	3,232,507	3,252,815

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	355,381	260,098	951,774	870,213
Depreciation	13,502	10,767	30,477	32,184
Other	284,123	94,284	1,125,680	284,110
	653,006	365,149	2,107,931	1,186,507

INCOME BEFORE INCOME TAXES	630,784	735,606	1,124,576	2,066,308

INCOME TAX EXPENSE	105,000	277,000	316,000	778,000

NET INCOME	525,784	458,606	808,576	1,288,308

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS (assumed for 2007)	(525,000)	(525,000)	(1,575,000)	(1,575,000)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$784	$(66,394)	$(766,424)	$(286,692)

NET INCOME (LOSS) PER COMMON SHARE-
Basic and diluted	$0.00	$(0.06)	$(0.09)	$(0.25)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING -
Basic and diluted	8,889,644	1,125,000	8,644,065	1,125,000

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

Nine Months Ended September 30, 2008 and 2007	2008	2007

OPERATING ACTIVITIES
Net Income	$808,576	$1,288,308
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	156,734	116,823
Amortization	120,099	102,304
Deferred income taxes	178,000	(227,000)
Changes in operating assets and liabilities
Loans receivable	(546,249)	8,637
Prepaid expenses and other assets	161,611	45,190
Accounts payable and accrued liabilities	(2,016,139)	(33,971)
Deferred revenue	45,695	(23,374)
Net cash (used in) provided by operating activities	(1,091,673)	1,276,917

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(299,164)	(106,281)
Acquisition of stores, net of cash acquired	(344,447)	-
Net cash used by investing activities	(643,611)	(106,281)

FINANCING ACTIVITIES
Payments on notes payable	-	(530,000)
Contributions from shareholders	4,437,050	-
Cost of raising capital	(79,145)	-
Dividends to shareholders	(1,050,000)	(674,920)
Net cash provided (used) by financing activities	3,307,905	(1,204,920)

NET (DECREASE) INCREASE IN CASH	1,572,621	(34,284)

CASH
Beginning of the period	984,625	1,265,460
End of the period	$2,557,246	$1,231,176

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income Taxes Paid	$-	$649,971

Noncash investing and financing activities:
Dividend Accrued	$525,000	$-
Stock issued for NCC acquistion	1,337,869	-
Notes issued for acquisition of STEN stores	287,500

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series A
	Convertible		Common		Additional
	Preferred Stock		Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE – December 31, 2006	10,000,000	100,000	1,125,000	-	13,358,158	1,068,793	14,526,951

Common stock issued, net of $347,995 costs	-	-	4,403,544	-	4,150,005	-	4,150,005
Stock-based compensation	-	-	-	-	460,000	-	460,000
Reverse Merger Transaction:
Previously issued URON Inc. stock	-	-	771,209	-	369,919	(419,919)	(50,000)
Elimination of accumulated deficit	-	-	-	-	(419,919)	419,919	-
Return of capital to WERCS	-	-	-	-	(278,845)	-	(278,845)
Dividends	-	-	-	-	-	(1,586,415)	(1,586,415)
Net income	-	-	-	-	-	27,244	27,244

BALANCE – December 31, 2007	10,000,000	100,000	6,299,753	-	17,639,318	(490,378)	17,248,940

Stock option exercises	-	-	1,475,000	-	14,750		14,750
Common stock issued for NCC acquisition			1,114,891		1,337,869		1,337,869
Dividends	-	-	-	-		(525,000)	(525,000)
Net loss	-	-	-	-		(33,806)	(33,806)

BALANCE - March 31, 2008	10,000,000	100,000	8,889,644	-	18,991,937	(1,049,184)	18,042,753

Stock option exercises	-	-	-	-	-		-
S-1 stock fees			-		(10,294)		(10,294)
Dividends	-	-	-	-		(525,000)	(525,000)
Net loss	-	-	-	-		525,784	525,784

BALANCE - June 30,2008	10,000,000	100,000	8,889,644	0	18,981,643	(1,048,400)	18,033,243

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2007. The condensed consolidated balance sheet at December 31, 2007, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

Western Capital Resources, Inc. (WCR), formerly URON Inc. (URON), through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL) and National Cash & Credit, LLC (NCC), collectively referred to as the “Company”, provides retail financial services to individuals in the midwestern and southwestern United States. These services include payday loans, title loans, check cashing and other money services. The Company also is a non-recourse reseller of guaranteed phone service and Cricket cellular phones. As of September 30, 2008, the Company operated 66 stores in 11 states (Nebraska, Wyoming, Utah, Iowa, North Dakota, South Dakota, Kansas, Wisconsin, Montana, Colorado and Arizona). As of September 30, 2007, the Company operated in 53 stores in 10 states. The condensed consolidated financial statements include the accounts of WCR, WFL and NCC. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company provides short-term consumer loans, commonly known as cash advance or “payday” loans, in amounts that typically range from $100 to $500. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s personal check for the aggregate amount of the cash advanced plus a fee. The fee varies from state to state, based on applicable regulations and generally ranges from $15 to $22 per each whole or partial increment of $100 borrowed. To repay the cash advance loans, customers may pay with cash, in which their personal check is returned to them, or allow their check to be presented to the bank for collection.

The Company also provides title loans and other ancillary consumer financial products and services that are complementary to its cash advance-lending business, such as check-cashing services, money transfers, money orders and title loans. We also offer guaranteed phone/Cricket™ phones to our customers. In our check-cashing business, we primarily cash payroll checks, but we also cash government assistance, tax refund and insurance checks or drafts. Our fees for cashing payroll checks average approximately 2.5% of the face amount of the check, subject to local market conditions, and this fee is deducted from the cash given to the customer for the check. We display our check cashing fees in full view of our customers on a menu board in each store and provide a detailed receipt for each transaction. Although we have established guidelines for approving check-cashing transactions, we have no preset limit on the size of the checks we will cash.

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

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies – (continued)

A roll forward of the Company’s loans receivable allowance for the nine months ended September 30, 2008 and 2007 is as follows:

	Nine Months Ended September 30,
	2008	2007
Loans receivable allowance, beginning of period	$976,000	$762,000
Provision for loan losses charged to expense	1,424,441	1,056,415
Charge-offs, net	(994,441)	(891,415)
Loans receivable allowance, end of period	$1,406,000	$927,000

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders’ by the sum of the weighted average number of common shares outstanding plus potentially dilutive common share equivalents (stock options, stock warrants, convertible preferred shares) when dilutive. Potentially dilutive securities of series A Convertible Preferred Stock (10,000,000) and stock warrants (400,000) were anti-dilutive and therefore excluded from the dilutive net income (loss) per share computation for the three and nine months ended September 30, 2008. Series A Convertible Preferred Stock (10,000,000) was anti-dilutive and therefore excluded for 2007.

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

Under the purchase method of accounting the assets and liabilities of the acquisitions were recorded at their respective estimated fair values as of the applicable purchase date as follows:

2008

Cash	$139,017
Loans receivable	850,577
Property and equipment	193,301
Intangible assets	150,000
Goodwill	559,729
Current liabilities	(63,837)

$1,828,787

Acquisition of STEN Stores

On July 31, 2008, the Company purchased four payday loan and check cashing stores and an on-line lending website, which included all related assets including store level working capital, from Sten Corporation, a Minnesota corporation. Three of the stores are located in Salt Lake City, Utah and one store is located in Tempe, Arizona. The acquisition was completed through the Company’s subsidiary, WCR Acquisition Co., a Minnesota corporation. The purchase price of the acquisition was $287,500, financed through the issuance of seller notes and contingent consideration in the amount of 50% of net cash flows as discussed in the agreement. The contingent consideration is limited to the greater of 50% of net cash flows as described in the agreement (calculated and due annually) through July 31, 2012 or an aggregate of $800,000.

Under the purchase method of accounting the assets and liabilities of the acquisitions were recorded at their respective estimated fair values as of the applicable purchase date as follows:

2008

Cash	$7,468
Loans receivable (net of allowance of $54,000)	216,454
Property and equipment	36,647
Prepaid expenses and other current assets	26,931

$287,500

The results of the operations for the acquired locations have been included in the condensed consolidated financial statements since the date of the acquisitions. The following table presents the pro forma results of operations for the three and nine months ended September 30, 2008 and 2007, as if these acquisitions had been consummated at the beginning of each period presented. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the year presented or the results which may occur in the future.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Acquisitions continued–

	Three Months Ended September 30,
	2008	2007

Pro forma revenue	$3,751,020	$3,537,910
Pro forma net income	523,095	526,140
Pro forma net income per common share - basic and diluted	.00	.00

	Nine Months Ended September 30,
	2008	2007

Pro forma revenue	$10,456,409	$10,325,271
Pro forma net income	805,235	1,434,717
Pro forma net loss per common share - basic and diluted	(.09)	(.12)

3.	Stockholders’ Equity –

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

On March 17, 2008, the Board of Directors of the Company approved the payment of the first quarter 2008 dividend on the Company's Series A Convertible Preferred Stock in the amount of $525,000. The dividends were paid on April 1, 2008. In July 2008, the Board of Directors of the Company ratified the payment of the second quarter 2008 dividend on the Company’s Series A Convertible Preferred Stock in the amount of $525,000 and the dividends were paid. In October 2008, the Board of Directors of the Company ratified the payment of the third quarter 2008 dividend on the Company’s Series A Convertible Preferred Stock in the amount of $525,000. The dividends were paid on October 10, 2008.

6.	Other Expenses-

A breakout of other expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Store expenses
Bank Fees	$32,095	$17,846	$80,189	$61,040
Collection Costs	89,678	66,397	246,379	160,672
Repairs & Maintenance	50,679	16,759	125,178	61,20
Supplies	34,510	31,785	100,791	106,318
Telephone and Utilities	83,346	62,000	236,341	183,430
Other	87,131	56,906	342,449	184,126
	$377,439	$251,693	$1,131,327	$756,786

General & administrative expenses
Professional Fees	$164,575	$31,079	$853,947	$40,950
Other	119,548	63,205	271,733	243,160
	$284,123	$94,284	$1,125,680	$284,110

7.	Subsequent Events-

Effective October 15, 2008, the Company entered into a Stock Purchase Agreement with PQH Wireless, Inc., a Nebraska corporation, and Mark Houlton, Charles Payne and John Quandahl, the three stockholders of PQH Wireless. Under the Stock Purchase Agreement, the stockholders sold all of the outstanding capital stock in PQH Wireless to the Company for a total purchase price of $3,035,000. The transaction was financed by a combination of cash and notes payable to the sellers.

The Stock Purchase Agreement contains customary representations, warranties and covenants of the parties and indemnification obligations relating to those representations, warranties and covenants which survive until October 15, 2010.

Mark Houlton is a director of the Company and John Quandahl is the Company’s Chief Operating Officer. Because each of these individuals were stockholders of the Company, each had a direct material financial interest in PQH Wireless. The ownership of Messrs. Houlton and Quandahl in PQH Wireless and the material terms and conditions of the Stock Purchase Agreement were disclosed to the disinterested members of the Company’s audit committee, which approved the Stock Purchase Agreement and the transactions contemplated thereby.

PQH Wireless was formed approximately two years ago and owns and operates nine stores at locations in Missouri, Nebraska, and Texas as an authorized seller of Cricket cellular phones.

On November 13, 2008, Wyoming Financial Lenders, Inc. entered into a Business Loan Agreement and associated agreements with Banco Popular North America, located in Rosemont, Illinois. The Business Loan Agreement provides Wyoming Financial Lenders with a one-year revolving line of credit in an amount of up to $2,000,000. The Business Loan Agreement contained customary representations and warranties, and contained certain financial covenants (including the satisfaction of certain financial criteria, as a condition to loan advances, such as current ratio and debt-to-adjusted-net-worth ratio).

The Business Loan Agreement involved the delivery by Wyoming Financial Lenders of a promissory note in favor of Banco Popular. Under the promissory note, interest on advanced amounts accrues at the per annum rate of one point over the Banco Popular North America Prime Rate (which rate is presently 4.5%). Initially, therefore, interest will accrue at the rate of 5.5%. Payments consisting solely of accrued interest will be made on a monthly basis beginning on November 29, 2008. All accrued and unpaid interest, together with all outstanding principal, will be due on October 30, 2009. Amounts advanced under the Business Loan Agreement are guaranteed by the Company and personally by Christopher Larson, our Chief Executive Officer. These guarantees are for payment and performance (not of collection), which means that Banco Popular may enforce either or both of the guarantees without having earlier exhausted its remedies against Wyoming Financial Lenders.

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

Since the Merger, the Company (primarily through Wyoming Financial Lenders, Inc.) provides retail financial services to individuals in the mid-western and southwestern United States. These services include non-recourse payday loans, check cashing and other money services. At the close of business on December 31, 2007, the Company owned and operated 52 stores in ten states (Colorado, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming). As of the date of this report, we owned and operated a total of 66 stores in the foregoing states and Arizona.

We provide short-term consumer loans—known as cash advance or “payday” loans—in amounts that typically range from $100 to $500. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s post-dated personal check for the aggregate amount of the cash advanced, plus a fee. Approximately 68% of our loan transactions are made for a period of up to four weeks and approximately 32% of our loan transactions involve loans whose initial maturity extends beyond four weeks. The fee we charge for a cash advance or “payday” loan varies from state to state, based on applicable regulations, and generally ranges from $15 to $22 for each $100 borrowed. To repay the cash advance loans, customers may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection. All of our loans and other services are subject to state regulations (which vary from state to state), federal regulations and local regulation, where applicable.

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

Present legislation in Arizona effects a “sunset” or expiration of cash advance or payday lending in that state as of July 1, 2010 (Arizona Statutes, Title 6, Section 1263). We expect that any failure to extend the right of cash advance lenders to conduct business in Arizona would negatively affect us. In Nebraska, legislation was recently introduced to ban all cash advance loans in Nebraska. This bill was ultimately defeated. Nevertheless, since for the 12 months ended December 31, 2007 we derived approximately 36% of our revenues in Nebraska, any subsequent attempts to pass similar legislation in Nebraska, or other legislation that would restrict our ability to make cash advance loans in Nebraska, would pose significant risks to our business.

In 2007, the federal government passed legislation (the 2007 Military Authorization Act) prohibiting the making of payday (cash advance) loans and title loans to members of the United States military involving an APR greater than 36% (in calculating the applicable rate of interest, all fees, service charges, renewal charges, credit insurance premiums or any other product sold with the loan must be included). Management does not believe that this 2007 law has materially affected or will materially affect the Company and its business. As with the various state legislatures, however, it is possible that the federal government may enact legislation or regulation that further restricts payday lending or title lending in general, which would undoubtedly affect our business in adverse ways.

We have 10,000,000 shares of Series A Convertible Preferred Stock (10% cumulative dividends, $0.01 par value, $2.10 stated value) authorized, issued and outstanding. Our board of directors votes quarterly to approve this dividend in the amount of $525,000, which represents an annual cost to us of $2.1 million. The dividend can be paid either in cash or in shares of our common stock at the investor’s discretion. This dividend is calculated in to the net income or loss available to common stockholders. On October 10, 2008, we paid quarterly dividends in an amount equal to $525,000. As a result, we had a net loss available to common shareholders for the nine months ended September 30, 2008. For this reason, we are exploring ways in which we may be able to retire or redeem the Series A Convertible Preferred Stock.

Our obligation to pay dividends adversely impacts our cash flow and our ability to grow through acquisitions, which is the most significant way in which we expect to grow. For instance, our use of cash in satisfaction of the dividend payment obligations prevents us from using that cash as part of acquisition transactions. The present condition of the credit markets also makes it difficult for us to surmount this obstacle through borrowing. In addition, our use of cash in satisfaction of the dividend payment obligations makes it more difficult for us to manage our cash and ensure the availability of cash for lending to our cash advance customers during the fall and winter months, which is typically the busiest time of year for payday lending. As indicated in Item 5, Part II, of this report, we have recently entered into a credit agreement with a financial institution that will better ensure our ability to meet customer demand in the coming months.

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

On October 15, 2008 (subsequent to the period covered by this report), we entered into a Stock Purchase Agreement with PQH Wireless, Inc., a Nebraska corporation, and Mark Houlton, Charles Payne and John Quandahl, the three stockholders of PQH Wireless. Under the Stock Purchase Agreement, the stockholders sold all of the outstanding capital stock in PQH Wireless to the Company for a total purchase price of $3,035,000. The transaction was financed by a combination of cash and notes payable to sellers. PQH was formed approximately two years ago and owns and operates nine stores at locations in Missouri, Nebraska, and Texas as an authorized seller of Cricket cellular phones.

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

Our significant accounting policies are discussed in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the notes to our audited consolidated financial statements included in this filing.

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

Results of Operations - Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

For the three-month period ended September 30, 2008, net income was $.53 million compared to net income of $.46 million for the three months ended September 30, 2007. During the three months ended September 30, 2008, income before income taxes was $.63 million compared to income before income taxes of $.74 million for the three months ended September 30, 2007. The major components of each of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense are discussed below.

Revenues

Revenues totaled $3.69 million for the three months ended September 30, 2008 compared to $2.86 million for the three months ended September 30, 2007. This increase resulted from the increase in the number of stores operating during the 2008 interim period due to our acquisition of five stores in North Dakota operating under the name “Ameri-Cash,” the acquisition of National Cash & Credit, LLC and the acquisition of four stores from the “STEN” acquisition. During the three-month period ended September 30, 2008 we originated approximately $20.5 million in cash advance loans compared to $16.2 during the 2007 interim period. Our average loan (including fee) totaled approximately $361 during the period ended September 30, 2008 versus $333 in the 2007 interim period. Our average fee rate for the three months ended September 30, 2008 was $53 compared to $49 for the 2007 interim period. Revenues from check cashing, title loans, guaranteed phone/Cricket phone fees, and other sources totaled $.66 million and $.48 million for the three month periods ended September 30, 2008 and 2007, respectively.

The following table summarizes our revenues for the three months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
			(percentage of revenues)
Payday loan fees	$3,031,301	$2,377,355	82.1%	83.2%
Check cashing fees	279,787	310,509	7.6%	10.9%
Guaranteed phone/Cricket fees	130,405	154,788	3.5%	5.4%
Title loan fees	211,719	-	5.7%	-
Other fees	40,682	14,200	1.1%	.5%
Total	$3,693,894	$2,856,852	100.0%	100.0%

Due mainly to our commencement of title lending activities in connection with our acquisition of National Cash & Credit, our sources of revenue for the three months ended September 30, 2008 are slightly more diversified than the three months ended September 30, 2007.

Store Expenses

Total expenses associated with store operations for the three months ended September 30, 2008 were $2.41 million compared to $1.76 million for the three months ended September 30, 2007. The most significant components of these expenses were salaries and benefits, provisions for loan losses, guaranteed phone/Cricket costs of sales, occupancy costs, advertising expenses, depreciation of store equipment, amortization of intangible assets and other expenses associated with store operations.

Our most significant increases in store expenses from the two interim periods related to salaries and benefits for our store employees, provisions for loan losses, and our costs of occupancy. As with our fiscal year-end results, guaranteed phone/Cricket phone costs of sales showed continued reductions in expense resulting from slowing guaranteed phone/Cricket phone sales overall. In the three months ending September 30, 2008 we also modestly increased advertising expenses. A discussion of the various components of our store expenses for the three months ended September 30, 2008 appears below.

Salaries and Benefits. Payroll and related costs at the store level were $.86 million compared to $.65 million for the periods ended September 30, 2008 and 2007, respectively. Increased salaries and benefits expense resulted from of our addition of multiple store locations. We expect that, with anticipated continued store growth, these salaries and benefits expenses will continue to increase.

Provisions for Loan Losses. For the three months ended September 30, 2008 our provisions for loan losses were $.63 million. For the three months ended September 30, 2007 such provisions were $.41 million. Our provisions for loan losses represented approximately 19.4% and 17.4% of our loan fee revenue for the three months ended September 30, 2008 and 2007, respectively. We believe that the increased loss ratio for the comparable periods results from both our increased store count, since the processes of integrating acquired store locations frequently involves some amount of time before store management had adopted and implemented our protective pre-transaction measures, and a more challenging consumer collections environment in general. The more challenging environment is mainly reflected by increased bankruptcy filings, higher energy and other consumer prices. Presently, we do not foresee any end to the current economic downturn and as a result we expect higher loan losses during the remainder of fiscal 2008 than those we experienced during 2007.

Guaranteed phone/Cricket. Guaranteed phone/Cricket costs (reflecting costs of sales of such items) decreased from $.09 million for the three months ended September 30, 2007 to $.05 million for the three months ended September 30, 2008, a decrease of $.04 million. This decrease has followed our expectations that our guaranteed phone line of business will become increasingly less significant to our overall revenues as consumers move away from home phones in general (which is where the guaranteed phone product is used) toward cell phones. By the end of fiscal 2008, we do not expect that this guaranteed phone line of business will be significant. We expect the Cricket line of business to increase through the end of fiscal 2008 and in the foreseeable future as a result of continued growth through the Company’s existing Cricket stores and the addition of the nine Cricket stores acquired under the PQH transaction described above.

Occupancy Costs. Occupancy expenses, comprised mainly of store leases, were $.30 million for the three months ended September 30, 2008 versus $.18 million for the three months ended September 30, 2007 an increase of $.12 million. The increase in our occupancy expenses relates to our acquisitions and operation of more stores during the most recent three-month period. In general, as we pursue a growth by small acquisitions strategy, we expect this trend to continue for the foreseeable future.

Advertising. Advertising and marketing expenses were $.11 million during the three-month period ended September 30, 2008 as compared to $.11 million during the three-month period ended September 30, 2007. In general, we expect that our marketing and advertising expenses for fiscal 2008 will remain relatively stable but will increase overall, as compared to fiscal 2007, if we are successful in implementing our acquisition strategy during the year.

Depreciation. Depreciation, relating to store equipment and capital expenditures for stores, increased from $.01 million for the three months ended September 30, 2007 to $.01 million for the three months ended September 30, 2008.

Amortization of Intangible Assets. Amortization of intangible assets were comparable for the two interim periods, being $.04 million for the three months ended September 30, 2008 and .03 million for the three months ended September 30, 2007.

Other. Other expenses were $.38 million for the three months ended September 30, 2008 versus $.25 million for the three months ended September 30, 2007 primarily due higher costs associated with operating a higher number of stores on a year-over-year basis.

General and Administrative Expenses

Total general and administrative costs for the three months ended September 30, 2008 were $.65 compared to $.37 million for the period ended September 30, 2007. For the three-month period ended September 30, 2008, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, depreciation of certain headquarters-related equipment, and utilities, office supplies and other minor costs, professional fees for accounting and legal services (collectively grouped as “other” costs). A discussion of the various components of our general and administrative costs for the three months ended September 30, 2008 and 2007 appears below:

Salaries and Benefits. Salaries and benefits expenses for the three months ended September 30, 2008 were $.36 million, a $.10 million increase from the $.26 million in such expenses during period ended September 30, 2007. The increase resulted mainly from headquarters and management employees being slightly higher for the period ended September 30, 2008 then they were for the corresponding period ended September 30, 2007. This slight increase is mainly due to our addition of employees since the Merger.

Depreciation. Depreciation for the period ended September 30, 2008, in the amount of $.01 million was substantially identical to the $.01 million for the period ended September 30, 2007. Depreciation relates primarily to equipment and capital improvements at the Company’s corporate headquarters.

Other General and Administrative Expenses. Other general and administrative expenses, which includes professional fees for accounting and legal services, consulting services related to Sarbanes-Oxley compliance, utilities, office supplies, collection costs and other minor costs associated with corporate headquarters activities, aggregated to $.28 million for the three months ended September 30, 2008 versus $.09 million for the three months ended September 30, 2007. We do not expect these types of costs to decrease to their fiscal 2007 levels, as most of them are attributed to efforts to comply with various rules and regulations applicable to public reporting companies.

Total Operating Expenses

Our total operating expenses for the three months ended September 30, 2008 were $3.06 million compared to $2.12 million for the comparable period for 2007. Overall, the $.94 million increase in operating expenses were mainly attributed to our growth in the number of operating stores and increased costs associated with being a public reporting company.

Income Tax Expense

Income tax expense for the period ended September 30, 2008 was $.11 compared to income tax expense of $.28 million for the period ended September 30, 2007. This decrease primarily was as a result of adjusting our tax provision for the reversal of permanent items related to failed acquisition costs. Additionally our net income before taxes for the 2008 period of $.63 million versus net income before taxes for the 2007 period of $.74 million resulted in a lower income tax expense for the three months ended September 30, 2008.

Results of Operations - Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

For the nine-month period ended September 30, 2008, net income was $.81 million compared to net income of $1.29 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, income before income taxes was $1.12 million compared to income before income taxes of $2.01 million for the nine months ended September 30, 2007. The major components of each of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense are discussed below.

Revenues

Revenues totaled $9.84 million for the nine months ended September 30, 2008 compared to $8.46 million for the nine months ended September 30, 2007. This increase resulted from the increase in the number of stores operating during the 2008 interim period due to our acquisition of five stores in North Dakota operating under the name “Ameri-Cash,” the acquisition of National Cash & Credit, LLC and the acquisition of four stores from the “STEN” acquisition.  During the nine-month period ended September 30, 2008 we originated approximately $54.2 million in cash advance loans compared to $45.9 million during the 2007 interim period. Our average loan (including fee) totaled approximately $351 during the period ended September 30, 2008 versus $334 in the 2007 interim period. Our average fee rate for the nine months ended September 30, 2008 was $52 compared to $49 for the 2007 interim period. Revenues from check cashing, title loans, guaranteed phone/Cricket phone fees, and other sources totaled $1.93 million and $1.73 for the nine month periods ended September 30, 2008 and 2007, respectively.

The following table summarizes our revenues for the nine months ended September 30, 2008 and 2007, respectively:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
			(percentage of revenues)
Payday loan fees	$7,905,942	$6,742,867	80.4%	79.5%
Check cashing fees	908,941	1,042,249	9.2%	12.3%
Guaranteed phone/Cricket fees	444,087	593,431	4.5%	7.0%
Title loan fees	433,359	-	4.4%
Other fees	145,975	98,620	1.5%	1.2%
Total	$9,838,303	$8,459,167	100.0%	100.0%

Due mainly to our commencement of title lending activities in connection with our acquisition of National Cash & Credit, our sources of revenue for the nine months ended September 30, 2008 are slightly more diversified than the nine months ended September 30, 2007.

Store Expenses

Total expenses associated with store operations for the nine months ended September 30, 2008 were $6.61 million compared to $5.21 million for the nine months ended September 30, 2007. The most significant components of these expenses were salaries and benefits, provisions for loan losses, guaranteed phone/Cricket costs of sales, occupancy costs, advertising expenses, depreciation of store equipment, amortization of intangible assets and other expenses associated with store operations.

Our most significant increases in store expenses from the two interim periods related to salaries and benefits for our store employees, provisions for loan losses, and our costs of occupancy. As with our fiscal year-end results, guaranteed phone/Cricket phone costs of sales showed continued reductions in expense resulting from slowing guaranteed phone/Cricket phone sales overall. In the nine months ending September 30, 2008 we also modestly decreased advertising expenses. A discussion of the various components of our store expenses for the nine months ended September 30, 2008 and 2007 appears below.

Salaries and Benefits. Payroll and related costs at the store level were $2.47 million compared to $1.97 million for the periods ended September 30, 2008 and 2007, respectively. Increased salaries and benefits expense resulted from of our addition of several store locations. We expect that, with anticipated continued store growth, these salaries and benefits expenses will continue to increase.

Provisions for Loan Losses. For the nine months ended September 30, 2008 our provisions for loan losses were $1.42 million. For the nine months ended September 30, 2007 such provisions were $1.06 million. Our provisions for loan losses represented approximately 17.1% and 15.7% of our loan and title fee revenue for the nine months ended September 30, 2008 and 2007, respectively. We believe that the increased loss ratio for the comparable periods results from both our increased store count, since the processes of integrating acquired store locations frequently involves some amount of time before store management had adopted and implemented our protective pre-transaction measures, and a more challenging consumer collections environment in general. The more challenging environment is mainly reflected by increased bankruptcy filings, higher energy and other consumer prices. Presently, we do not foresee any end to the current economic downturn and as a result we expect higher loan losses during fiscal 2008 than those we experienced during 2007.

Guaranteed phone/Cricket. Guaranteed phone/Cricket costs (reflecting costs of sales of such items) decreased from $.34 million for the nine months ended September 30, 2007 to $.22 for the nine months ended September 30, 2008, a decrease of $.12 million. This decrease has followed our expectations that our guaranteed phone line of business will become increasingly less significant to our overall revenues as consumers move away from home phones in general (which is where the guaranteed phone product is used) toward cell phones. We expect the Cricket line of business to increase through the end of fiscal 2008 and in the foreseeable future as a result of continued growth through the Company’s existing Cricket stores and the addition of the nine Cricket stores acquired under the PQH Wireless transaction described above.

Occupancy Costs. Occupancy expenses, comprised mainly of store leases, were $.82 million for the nine months ended September 30, 2008 versus $.56 million for the nine months ended September 30, 2007. The increase in our occupancy expenses relates to our acquisitions and operation of more stores during the most recent six-month period. In general, as we pursue a growth by small acquisitions strategy, we expect this trend to continue for the foreseeable future.

Advertising. Advertising and marketing expenses were $.28 million during the nine-month period ended September 30, 2008 as compared to $.33 million during the nine-month period ended September 30, 2007. Although we have not made a concerted effort to reduce our advertising expenses, the decrease in advertising and marketing expenses primarily results from the timing of payments. In general, we expect that our marketing and advertising expenses for fiscal 2008 will remain relatively stable but will increase overall, as compared to fiscal 2007, if we are successful in implementing our acquisition strategy during the year.

Depreciation. Depreciation, relating to store equipment and capital expenditures for stores, increased from $.08 million for the nine months ended September 30, 2007 to $.13 million for the nine months ended September 30, 2008.

Amortization of Intangible Assets. Amortization of intangible assets increased from $.10 million for the nine months ended September 30, 2007 versus $.12 million for the nine months ended September 30, 2008.

Other. Other expenses were $1.13 million for the nine months ended September 30, 2008 versus $.76 million for the nine months ended September 30, 2007 primarily due higher costs associated with operating a higher number of stores on a year-over-year basis.

General and Administrative Expenses

Total general and administrative costs for the nine months ended September 30, 2008 were $2.11 compared to $1.19 million for the nine months ended September 30, 2007. For the nine-month period ended September 30, 2008, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, depreciation of certain headquarters-related equipment, and utilities, office supplies and other minor costs, professional fees for accounting and legal services (collectively grouped as “other” costs). A discussion of the various components of our general and administrative costs for the nine months ended September 30, 2008 and 2007 appears below:

Salaries and Benefits. Salaries and benefits expenses for the nine months ended September 30, 2008 were $.95 million, a $.08 million increase from the $.87 million in such expenses during period ended September 30, 2007. Our payment cost for headquarters and management employees are slightly higher for the period ended September 30, 2008 then they were for the corresponding period ended September 30, 2007. This increase is mainly due to our addition of employees since the Merger.

Depreciation. Depreciation for the periods ended September 30, 2008 and 2007 remained constant at $.03 million for both periods. Depreciation relates primarily to equipment and capital improvements at the Company’s corporate headquarters.

Other General and Administrative Expenses. Other general and administrative expenses, which includes professional fees for accounting and legal services, consulting services related to Sarbanes-Oxley compliance, utilities, office supplies, collection costs and other minor costs associated with corporate headquarters activities, aggregated to $1.13 million for the nine months ended September 30, 2008 versus $.28 million for the nine months ended September 30, 2007. We do not expect these types of costs to decrease to their fiscal 2007 levels, as most of them are attributed to efforts to comply with various rules and regulations applicable to public reporting companies.

Total Operating Expenses

Our total operating expenses for the nine months ended September 30, 2008 were $8.71 million compared to $6.39 million for the comparable period for 2007. Overall, the $2.32 million increase in operating expenses were mainly attributed to our growth in the number of operating stores and increased costs associated with being a public reporting company.

Income Tax Expense

Income tax expense for the period ended September 30, 2008 was $.32 compared to income tax expense of $.78 million for the period ended September 30, 2007. This decrease primarily was as a result of adjusting our tax provision for the reversal of permanent items related to failed acquisition costs. Additionally our net income before taxes for the 2008 period of $1.12 million versus net income before taxes for the 2007 period of $2.07 million resulted in a lower income tax expense for the nine months ended September 30,2008.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine-Months Ended September 30,
	2008	2007

Cash flows provided (used) by :
Operating activities	$(1,091,673)	$1,276,916
Investing activities	(643,611)	(106,281)
Financing activities	3,307,905	(1,204,920)
Net increase (decrease) in cash	1,572,621	(34,285)
Cash, beginning of period	984,625	1,265,460
Cash, end of period	$2,557,246	$1,231,175

At September 30, 2008 we had cash of $2.56 million compared to cash of $.98 million on December 31, 2007. The increase results mainly from our receipt of cash in the private placement transaction that closed simultaneously with the Merger. For fiscal year 2008, we believe that our available cash, combined with expected cash flows from operations, will be sufficient to fund our liquidity and capital expenditure requirements for the remainder 2008. Our expected short-term uses of cash include funding of operating activities, anticipated increases in payday loans, dividend payments on our Series A preferred stock (to the extent approved by the Board of Directors), and the financing of expansion activities, including new store openings and store acquisitions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On September 30, 2008, Western Capital Resources, Inc.’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, except for the item noted below, Western Capital Resources Inc.’s disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Current Report on Form 8-K filed with the SEC on January 7, 2008, and in our Registration Statement on Form S-1 (including all amendments) (333-150914). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Recently legislation introduced into the U.S. Senate would, if passed into law, materially and adversely affect our business and threaten the viability of the Company.

In July 2008, a bill was introduced before the U.S. Senate, entitled the “Protecting Consumers from Unreasonable Credit Rates Act of 2008” (an amendment to the Truth in Lending Act), proposing to set a maximum actual or imputed interest rate of 36% on all extensions of credit of any type anywhere in the United States. The bill is intended to limit the charges and fees payable in connection with payday lending, and it is modeled after a similar law that was passed in 2007 with respect to the U.S. military. Under that law (contained in the 2007 Military Authorization Act), no extensions of credit to U.S. military personnel may be made at an actual or imputed rate of annual interest exceeding 36%. Presently, the bill is in the Senate Committee on Banking, Housing, and Urban Affairs. The Company has no further information regarding the bill at this time. The passage of this bill into law would essentially prohibit the Company from conducting its payday lending business in its current form, and would certainly have a material and adverse effect on the Company, operating results, financial condition and prospects and even its viability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On November 13, 2008, Wyoming Financial Lenders, Inc. entered into a Business Loan Agreement and associated agreements with Banco Popular North America, located in Rosemont, Illinois. The Business Loan Agreement provides Wyoming Financial Lenders with a one-year revolving line of credit in an amount of up to $2,000,000. The Business Loan Agreement contained customary representations and warranties, and contained certain financial covenants (including the satisfaction of certain financial criteria, as a condition to loan advances, such as current ratio and debt-to-adjusted-net-worth ratio).

The Business Loan Agreement involved the delivery by Wyoming Financial Lenders of a promissory note in favor of Banco Popular. Under the promissory note, interest on advanced amounts accrues at the per annum rate of one point over the Banco Popular North America Prime Rate (which rate is presently 4.5%). Initially, therefore, interest will accrue at the rate of 5.5%. Payments consisting solely of accrued interest will be made on a monthly basis beginning on November 29, 2008. All accrued and unpaid interest, together with all outstanding principal, will be due on October 30, 2009. Amounts advanced under the Business Loan Agreement are guaranteed by the Company and personally by Christopher Larson, our Chief Executive Officer. These guarantees are for payment and performance (not of collection), which means that Banco Popular may enforce either or both of the guarantees without having earlier exhausted its remedies against Wyoming Financial Lenders.

Defaults occur under the Business Loan Agreement in the event of:

•	Default in payment
•	Default by Wyoming Financial Lenders under the Business Loan Agreement or any of the other agreements entered into in connection with the Business Loan Agreement
•	Default under any other material agreement to which Wyoming Financial Lenders or any guarantor is a party
•	Insolvency of Wyoming Financial Lenders
•	An adverse change in the financial condition of Wyoming Financial Lenders
•	Defective collateralization or the commencement of creditor proceedings against borrower or against any collateral securing the obligations under the Business Loan Agreement, or
•	A change in control of more than 25% of the common stock of Wyoming Financial Lenders

In the event of any default, Banco Popular may accelerate all amounts due subject to a ten-day right to cure applicable in certain circumstance.

In connection with the Business Loan Agreement, both Wyoming Financial Lenders and the Company granted security to Banco Popular. In particular, Wyoming Financial Lenders granted Banco Popular a security interest in substantially all of its assets, and the Company pledged its ownership (i.e., shares of common stock) in Wyoming Financial Lenders.

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

Dated: November 19, 2008	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ Christopher Larson
Christopher Larson
Chief Executive Officer

	By:	/s/ Steve Staehr
Steve Staehr
Chief Financial Officer