Form 10-Q/A
period 2008-09-30
URON INC
filed 2008-11-19
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

INTRODUCTORY NOTE

This Amendment to the Quarterly Report on Form 10-Q of Western Capital Resources, Inc. is being filed to correct information contained in the original filing submitted on November 19, 2008. That original filing was erroneously submitted to the Securities and Exchange Commission. In particular, this Amendment contains Condensed Consolidated Statements of Income that include an income tax expense of $232,000 for the three- and nine-month period ended September 30, 2008, which is $127,000 higher than contained in the original submission. This has resulted in corresponding changes to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flow contained in the Quarterly Report. This Amendment also includes appropriate numerical changes in Management’s Discussion and Analysis to reflect the foregoing, and several other changes made to correct clerical or typographical errors contained in the original filing that was erroneously submitted.

Western Capital Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONTENTS

Page(s)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Income	5

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	7

WESTERN CAPITAL RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,557,246	$984,625
Loans receivable (less allowance for losses of $1,406,000 and $976,000)	5,730,777	4,117,497
Stock subcriptions receivable	-	4,422,300
Prepaid expenses and other	124,653	92,333
Deferred income taxes	550,000	526,000
TOTAL CURRENT ASSETS	8,962,676	10,142,755

PROPERTY AND EQUIPMENT	1,004,114	631,736

GOODWILL	10,443,394	9,883,659

INTANGIBLE ASSETS	120,833	90,926

OTHER	-	167,000

TOTAL ASSETS	$20,531,017	$20,916,076

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities - notes payable	$100,000	$-
Accounts payable and accrued liabilities	1,034,476	1,908,844
Accounts payable - related parties	-	950,935
Accrued dividend payable	525,000	-
Deferred revenue	308,052	262,357
TOTAL CURRENT LIABILITIES	1,967,528	3,122,136

LONG-TERM LIABILITIES
Notes payable less current maturities	187,500	-
Deferred income taxes	747,000	545,000
TOTAL LONG TERM LIABILITIES	934,500	545,000

TOTAL LIABILITES	2,902,028	3,667,136

STOCKHOLDERS' EQUITY
Series A convertible preferred stock 10% cumulative dividends, $0.01 par value, $2.10 stated value. 10,000,000 shares authorized, issued and outstanding	100,000	100,000
Common stock, no par value. 240,000,000 shares authorized, 8,889,644 and 6,299,753 shares issued and outstanding.
Additional paid-in capital	18,912,792	17,639,318
Retained earnings (deficit)	(1,383,803)	(490,378)
TOTAL STOCKHOLDERS' EQUITY	17,628,989	17,248,940

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,531,017	$20,916,076

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For three months ended	For three months ended	For nine months ended	For nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

REVENUES
Payday loan fees	$3,031,301	$2,377,355	$7,905,942	$6,724,867
Check cashing fees	279,787	310,509	908,941	1,042,249
Guaranteed phone/Cricket fees	130,405	154,788	444,087	593,431
Title loan fees	211,719	-	433,359	-
Other fees	40,682	14,200	145,973	98,620
	3,693,894	2,856,852	9,838,302	8,459,167

STORE EXPENSES
Salaries and benefits	862,987	651,202	2,473,834	1,973,812
Provisions for loan losses	629,485	413,277	1,424,441	1,056,415
Guaranteed phone/Cricket	50,247	87,999	223,550	344,398
Occupancy	303,546	184,785	821,611	559,223
Advertising	106,056	106,297	284,676	328,774
Depreciation	45,111	26,742	126,257	84,639
Amortization of intangible assets	35,233	34,102	120,099	102,305
Other	377,439	251,693	1,131,327	756,786
	2,410,104	1,756,097	6,605,795	5,206,352

INCOME FROM STORES	1,283,790	1,100,755	3,232,507	3,252,815

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	355,381	260,098	951,774	870,213
Depreciation	13,502	10,767	30,477	32,184
Other	284,123	94,284	1,125,680	284,110
	653,006	365,149	2,107,931	1,186,507

INCOME BEFORE INCOME TAXES	630,784	735,606	1,124,576	2,066,308

INCOME TAX EXPENSE	232,000	277,000	443,000	778,000

NET INCOME	398,784	458,606	681,576	1,288,308

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS (assumed for 2007)	(525,000)	(525,000)	(1,575,000)	(1,575,000)

NET (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(126,216)	$(66,394)	$(893,424)	$(286,692)

NET (LOSS) PER COMMON SHARE-
Basic and diluted	$(0.01)	$(0.06)	$(0.10)	$(0.25)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING -
Basic and diluted	8,889,644	1,125,000	8,644,065	1,125,000

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

Nine Months Ended September 30, 2008 and 2007	2008	2007

OPERATING ACTIVITIES
Net Income	$681,576	$1,288,308
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	156,734	116,823
Amortization	120,099	102,304
Deferred income taxes	178,000	(227,000)
Changes in operating assets and liabilities
Loans receivable	(546,249)	8,637
Prepaid expenses and other assets	161,611	45,190
Accounts payable and accrued liabilities	(1,889,139)	(33,971)
Deferred revenue	45,695	(23,374)
Net cash (used in) provided by operating activities	(1,091,673)	1,276,917

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(299,164)	(106,281)
Acquisition of stores, net of cash acquired	(344,447)	-
Net cash used by investing activities	(643,611)	(106,281)

FINANCING ACTIVITIES
Payments on notes payable	-	(530,000)
Contributions from shareholders	4,437,050	-
Cost of raising capital	(79,145)	-
Dividends to shareholders	(1,050,000)	(674,920)
Net cash provided (used) by financing activities	3,307,905	(1,204,920)

NET (DECREASE) INCREASE IN CASH	1,572,621	(34,284)

CASH
Beginning of the period	984,625	1,265,460
End of the period	$2,557,246	$1,231,176

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income Taxes Paid	$-	$649,971

Noncash investing and financing activities:
Dividend Accrued	$525,000	$-
Stock issued for NCC acquistion	1,337,869	-
Notes issued for acquisition of STEN stores	287,500

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders’ by the sum of the weighted average number of common shares outstanding plus potentially dilutive common share equivalents (stock options, stock warrants, convertible preferred shares) when dilutive. Potentially dilutive securities of series A Convertible Preferred Stock (10,000,000) and stock warrants issued in December 2007 (400,000) were anti-dilutive and therefore excluded from the dilutive net income (loss) per share computation for the three and nine months ended September 30, 2008. Series A Convertible Preferred Stock (10,000,000) was anti-dilutive and therefore excluded for 2007.

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

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Acquisitions continued–

	Three Months Ended September 30,
	2008	2007

Pro forma revenue	$3,751,020	$3,537,910
Pro forma net income	396,095	526,140
Pro forma net income (loss) available to common stockholders	(128,905)	1,140
Pro forma net income per common share - basic and diluted	(.01)	.00

	Nine Months Ended September 30,
	2008	2007

Pro forma revenue	$10,456,409	$10,325,271
Pro forma net income	678,235	1,434,717
Pro forma net income (loss) available to common stockholders	(896,765)	(140,283)
Pro forma net loss per common share - basic and diluted	(.10)	(.12)

3.	Stockholders’ Equity –

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

On November 13, 2008, Wyoming Financial Lenders, Inc. entered into a Business Loan Agreement and associated agreements with Banco Popular North America, located in Rosemont, Illinois. The Business Loan Agreement provides Wyoming Financial Lenders with a one-year revolving line of credit in an amount of up to $2,000,000. The Business Loan Agreement contained customary representations and warranties, and contained certain financial covenants (including the satisfaction of certain financial criteria as a condition to loan advances, such as current ratio and debt-to-adjusted-net-worth ratio).

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

We have 10,000,000 shares of Series A Convertible Preferred Stock (10% cumulative dividends, $0.01 par value, $2.10 stated value) authorized, issued and outstanding. Our board of directors votes quarterly to approve this dividend in the amount of $525,000, which represents an annual cost to us of $2.1 million. The dividend can be paid either in cash or in shares of our common stock at the investor’s discretion. This dividend is calculated into the net income or loss available to common shareholders. On October 10, 2008, we paid quarterly dividends in an amount equal to $525,000. As a result, we had a net loss available to common shareholders for the nine months ended September 30, 2008. For this reason (and the reasons stated below), we are exploring ways in which we may be able to retire or redeem the Series A Convertible Preferred Stock.

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

Results of Operations - Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

For the three-month period ended September 30, 2008, net income was $.40 million compared to net income of $.46 million for the three months ended September 30, 2007. During the three months ended September 30, 2008, income before income taxes was $.63 million compared to income before income taxes of $.74 million for the three months ended September 30, 2007. The major components of each of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense are discussed below.

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

Income Tax Expense

Income tax expense for the period ended September 30, 2008 was $.23 compared to income tax expense of $.28 million for the period ended September 30, 2007.  Our net income before taxes for the 2008 period of $.63 million versus net income before taxes for the 2007 period of $.74 million resulted in a lower income tax expense for the three months ended September 30, 2008.

Results of Operations - Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

For the nine-month period ended September 30, 2008, net income was $.68 million compared to net income of $1.29 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, income before income taxes was $1.12 million compared to income before income taxes of $2.01 million for the nine months ended September 30, 2007. The major components of each of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense are discussed below.

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

Income Tax Expense

Income tax expense for the period ended September 30, 2008 was $.44 compared to income tax expense of $.78 million for the period ended September 30, 2007.  Our net income before taxes for the 2008 period of $1.12 million versus net income before taxes for the 2007 period of $2.07 million resulted in a lower income tax expense for the nine months ended September 30, 2008.

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

In the event of any default, Banco Popular may accelerate all amounts due subject to a ten-day right to cure applicable in certain circumstances.

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