Form 10-K/A
period 2007-12-31
WESTERN CAPITAL RESOURCES, INC.
filed 2009-05-04
CIK 1363958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007; or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-52015

WESTERN CAPITAL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Minnesota	47-0848102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11550 “I” Street, Suite 150 Omaha, NE 68137	68137
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (402) 551-8888

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 7,971,007 common shares as of April 30, 2009.

TABLE OF CONTENTS

EXPLANATION OF OUR RESTATEMENT

As previously reported on a Current Reports on Form 8-K filed with the SEC, we announced that the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007, and subsequent interim reports for the quarterly periods through September 30, 2008, required restatement in order to correct errors related to the following:

•	the allocation of purchase price to customer relationships as opposed to goodwill for historical acquisitions, and
•	an understatement of share-based compensation expense for fiscal 2007.

Additionally, we announced that the Company’s Board of Directors was conducting an internal review of the propriety and categorization of certain expense reimbursements and certain other transactions.  This review has been completed.  As a result of that review and the execution of a settlement agreement with the former CEO, the Company determined that $175,000 of cost originally reported as a reduction of proceeds from common stock issued in the consolidated statements of shareholders’ equity should be reported as an expense in the consolidated statements of income.

This Form 10-K/A reflects the restatement of our previously issued consolidated financial statements for the period ended December 31, 2007.  These adjustments are fully discussed in Note 2 to the consolidated financial statements contained in this amended report.  Along with this amended report, we are filing our amended Quarterly Reports on Form 10-Q/A for the first, second and third quarter of fiscal 2008 and our Annual Report on Form 10-K for  fiscal 2008.

The following items in this report have been amended as a result of the restatement contained in this amended report:

Part II	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II	Item 8.	Financial Statements and Supplementary Data

Part II	Item 9A(T).	Controls and Procedures

Part III	Item 10.	Directors, Executive Officers and Corporate Governance

Part III	Item 11.	Executive Compensation

Because we have changed our corporate name since we originally filed our Annual Report on Form 10-K for the year ended December 31, 2007, we have updated this amended report to reflect our current name.  Other than as described above or elsewhere if indicated, no other information in our original Annual Report on Form 10-K for the year ended December 31, 2007 has been amended hereby as a result of the restatement contained in this amended report.  For updated information regarding the Company, please see our Annual Report on Form 10-K for the year ended December 31, 2008 which, as we indicate above, we are filing concurrently with this amended report.

PART I

ITEM 1: DESCRIPTION OF BUSINESS.

General Overview

Western Capital Resources, Inc., a Minnesota corporation, provides short-term consumer loans, commonly referred to as cash advance loans, through its wholly owned operating subsidiary Wyoming Financial Lenders, Inc., a Wyoming corporation. As of December 31, 2007, we operated 52 stores, with locations in Colorado, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming. The principal amounts of our typical cash advance loans range from $100 to $500. Since that date, we acquired ten new stores, including five stores in Arizona (see “Recent Developments,” below). Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and supported by that customer’s post-dated personal check for the aggregate amount of the cash advanced plus a fee. The fee varies from state to state, based on applicable regulations, and generally ranges from $15 to $20 per each $100 borrowed. To repay the cash advance loans, customers may pay with cash, in which case their personal check is returned to them, allow the check to be presented to the bank for collection, or may pay by ACH direct payment.

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

Reverse Merger Transaction

Pursuant to an Agreement and Plan of Merger and Reorganization dated December 13, 2007 (the “Merger Agreement”), by and among Western Capital Resources,  Inc. (formerly known as URON Inc.), WFL Acquisition Corp., a Wyoming corporation and wholly owned subsidiary of the Company, and Wyoming Financial Lenders, Inc., a Wyoming corporation whose business is providing directly to consumers cash advance loans and certain ancillary financial services, WFL Acquisition Corp. merged with and into Wyoming Financial Lenders, Inc., with Wyoming Financial Lenders, Inc. remaining as the surviving entity and a wholly owned operating subsidiary of the Company. This transaction is referred to throughout this report as the “Merger.” The Merger was effective as of the close of business on December 31, 2007, by the filing of a certificate of merger with the Wyoming Secretary of State.

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

An Important Note on Language: Throughout this report, unless the context otherwise requires, references to the “Company” and “we” and “our” are references to Western Capital Resources,  Inc. on a post-Merger basis, and so they include the business of Wyoming Financial Lenders, Inc. which we acquired in the Merger.

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

The likelihood that either of these bills will become law in Nebraska is uncertain. The Company believes that passage of the first bill would not materially or adversely affect the Company or its business. However, passage of the second bill proposing to prohibit payday lending in Nebraska would certainly have a material and adverse effect on the Company and its business prospects since approximately 36% of the Company’s revenues during fiscal 2007 were generated in Nebraska. The Company is monitoring the situation in Nebraska.

In addition, current state law in Arizona will effectively ban payday lending as of July 1, 2010. A November 2008 referendum to extend or overturn the ban was defeated. Nevertheless, even if the prohibition is delayed or eliminated, we believe it is likely that such delay or elimination will be accompanied by limitations on fees or interest rates chargeable by payday lenders, in addition to other possible restrictions. At April 7, 2008, we had five stores in Arizona.

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

As of April 7, 2008, we operated in ten states. For the year ended December 31, 2007, revenues from our locations in Nebraska represented approximately 36% of our total revenues. For the foreseeable future, we expect that a material and significant portion of our revenues will continue to be generated in Nebraska. As a result, changes to prevailing economic, demographic, regulatory or any other conditions, including the legislative, regulatory or litigation risks mentioned above, in the markets in which we operate, and Nebraska in particular, could lead to a reduction in demand for our cash advance loans, a decline in our revenues or an increase in our provision for doubtful accounts, or even an outright legal prohibition on the conduct of our business. Any of these outcomes could result in a material and swift deterioration of our financial condition, operating results and business prospects.

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

Our future success depends to a significant degree upon the members of our executive management. Accordingly, the loss of the services of any such individuals could adversely affect our business. Our continued growth will also depend upon our ability to attract and retain additional skilled management personnel. Competition for highly skilled and experienced management is intense and likely to continue and increase. To the extent that we are unable to attract and retain the talent required for our business, our operating results could suffer.

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

As of April 7, 2008, our officers and directors collectively possessed beneficial ownership of approximately 14,770,094 shares of our common stock, which represents approximately 77.7% of our common stock. This includes all of the 1,125,000 common shares and 10,000,000 shares of Series A Convertible Preferred Stock (presently convertible into our common stock on a share-for-share basis) held by WERCS, a Wyoming corporation and the former sole stockholder of Wyoming Financial Lenders, Inc. As a result, our directors, officers and WERCS (our most significant shareholder), will have the ability to outrightly control our management and affairs through the election and removal of our directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

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

ITEM 2.             PROPERTIES.

At April 7, 2008, our headquarters was in Council Bluffs, Iowa.  At that time, we had a 3,500 square foot space sufficient for our projected near term future growth. The monthly lease amount is $3,280 and the term runs through November 2010. The corporate phone number is (402) 551-8888.

As of April 7, 2008, we had approximately 61 total store locations. Those locations typically range in size from 1,000 square feet to 2,000 square feet, and have varying lease terms (none of which, however, have remaining terms of more than five years). As of April 7, 2008, we had stores in the following cities:

Chandler, Arizona	Bismarck, North Dakota (two locations)
Buckeye, Arizona	Grand Forks, North Dakota (four locations)
Lower Buckeye, Arizona	Fargo, North Dakota
Surprise, Arizona	Minot, North Dakota
Mesa, Arizona	Aberdeen, South Dakota
Sterling, Colorado	Rapid City, South Dakota
Ames, Iowa	Sioux Falls, South Dakota
Des Moines, Iowa (four locations)	Watertown, South Dakota
Sioux City, Iowa	Salt Lake City, Utah
Dodge City, Kansas	Sandy, Utah
Garden City, Kansas	Taylorsville, Utah
Billings, Montana (two locations)	West Jordan, Utah
Butte, Montana	Kenosha, Wisconsin (three locations)
Great Falls, Montana	Pleasant Prairie, Wisconsin
Holdrege, Nebraska	Racine, Wisconsin (two locations)
Columbus, Nebraska	East Casper, Wyoming
Grand Island, Nebraska	Gillette, Wyoming
Hastings, Nebraska	Laramie, Wyoming
Lincoln, Nebraska (four locations)	Sheridan, Wyoming
North Platte, Nebraska	West Casper, Wyoming
Omaha, Nebraska (six locations)	Rock Springs, Wyoming

ITEM 3.             LEGAL PROCEEDINGS.

As of April 7, 2008 (and as of the date on which this amended report was filed), the Company was not involved in any material legal proceedings. Nevertheless, our business frequently involves many immaterial legal proceedings relating primarily to the collection of customer debts.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On April 7, 2008, our common stock was listed for trading on the over-the-counter bulletin board under the symbol “URON.OB.” The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2007. The Company’s common shares did not begin trading on the OTC Bulletin Board until February 2007. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

	Year Ended December 31, 2007
	High	Low
First Quarter	$4.00	$1.30
Second Quarter	$4.00	$1.10
Third Quarter	$3.00	$.50
Fourth Quarter	$3.00	$.50

Holders

As of April 7, 2008, we had 9,014,644 shares of common stock outstanding held by approximately 500 holders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth certain information, as of the close of business on December 31, 2007, regarding equity compensation plans (including individual compensation arrangements) under which securities of Western Capital Resources, Inc. were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	0	0	0
Equity compensation plans not approved by securityholders (1)	2,000,000	$0.01	None	(2)

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

Recent Sales of Unregistered Securities

For sales of unregistered securities made by Western Capital Resources, Inc. during the three-year period prior to this report, please refer to our quarterly reports on Form 10-QSB filed on September 11, 2006 (amended on January 12, 2007), November 14, 2006 (amended on January 12, 2007), May 16, 2007, August 15, 2007 and November 20, 2007; our annual report on Form 10-KSB filed on April 17, 2007; and our current reports on Form 8-K filed on January 7, 2008 and March 3, 2008; and all of such disclosures are hereby incorporated herein by this reference.

Description of Equity Securities

Our authorized capital stock consists of 250 million shares of capital stock, no par value per share (unless otherwise determined by the Board of Directors). All shares of common stock have equal voting rights and are entitled to one vote per share on all matters to be voted upon by our shareholders. Shares of our common stock have no preemptive, subscription, conversion or redemption rights and may be issued only as fully-paid and non-assessable shares. Cumulative voting in the election of directors is not permitted. In the event of our liquidation, each holder of our common stock is entitled to receive a proportionate share of our assets available for distribution to shareholders after the payment of liabilities. All shares of our common stock issued and outstanding are fully-paid and non-assessable.

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

ITEM 6.             SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Restatement

As previously described in the “Explanation of Our Restatement” to this amendment, we have restated our consolidated financial statements for the years ended December 31, 2007 and 2006, and subsequent interim reports for the quarterly periods through September 30, 2008, to correct errors related to the allocation of purchase price to customer relationships as opposed to goodwill for historical acquisitions, correct an understatement of share-based compensation expense for fiscal 2007, and recorded as an expense certain costs originally reported as a reduction of proceeds from common stock issued in the consolidated statements of shareholders’ equity.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has also been updated to reflect the restatement, which is more fully described in Note 2 to our consolidated financial statements.

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

Since the Merger, the Company (through Wyoming Financial Lenders, Inc.) provides retail financial services to individuals in the mid-western United States. These services include non-recourse cash advance loans, check cashing and other money services. At the close of business on December 31, 2007, the Company owned and operated 52 stores in ten states (Colorado, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming). As of April 7, 2008, we owned and operated a total of 61 stores in the foregoing states and Arizona.

We provide short-term consumer loans, known as cash advance loans, in amounts that typically range from $20 to $1,200. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and that customer’s post-dated personal check for the aggregate amount of the cash advanced, plus a fee.  The fee varies from state to state, based on applicable regulations, and generally ranges from $15 to $20 per each $100 borrowed. To repay the cash advance loans, customers may pay with cash, in which case their personal check is returned to them, allow the check to be presented to the bank for collection, or pay by ACH direct payment. All of the Company’s loans and other services are subject to state regulations which vary from state to state, federal regulations and local regulation, where applicable.

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

With respect to our cost structure, salaries and benefits are one of our largest costs and are driven primarily by the addition of branches throughout the year and growth in loan volumes.  Our provision for losses is also a significant expense.  If a customer’s check is returned by the bank as uncollected (NSF or account closed), we make an immediate charge-off to the provision for losses for the amount of the customer’s loan, which includes accrued fees and interest.  Any recoveries on amounts previously charged off are recorded as a reduction to the provision for losses in the period recovered.  We have experienced seasonality in our operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

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

Revenues totaled $11.35 million in 2007 compared to $8.72 million in 2006. Income from stores increased to $4.27 million in 2007 compared to $3.52 in 2006.  We incurred salaries and benefits expense in 2007 of $1.47 million compared to $1.06 million in 2006 as a result of increased corporate level personnel and the demands of running the increased number of stores on a year-over-year basis.  Additionally, we incurred $1.48 million in Merger transaction expense in 2007. Our 2007 tax rate on income before taxes was 97.1% compared to 37.7% in 2006.  The increased tax rate was primarily a result of the non-deductibility of certain Merger transaction and employee stock expenses in 2007.  Primarily as a result of these factors, net income was $.03 million in 2007 compared to $1.37 in 2006.

We also have 10,000,000 shares of Series A Convertible Preferred Stock (10% cumulative dividends, $0.01 par value, $2.10 stated value) authorized, issued and outstanding.  Our board of directors votes quarterly to approve this dividend in the amount of $525,000, which represents an annual cost to us of $2.1 million.  The dividend can be paid either in cash or in shares of our common stock at the investor’s discretion.  This dividend is calculated in to the net income or loss available to common shareholders.  As a result we had a net loss available to common shareholders in 2007 and 2006.

Our obligation to pay dividends significantly impacts our cash flow and our ability to grow through acquisitions, which is the most significant way in which we expect to grow.  For instance, our use of cash in satisfaction of the dividend payment obligations prevents us from using that cash as part of acquisition transactions.  The present condition of the credit markets also makes it difficult for us to surmount this obstacle through borrowing.  In addition, our use of cash in satisfaction of the dividend payment obligations makes it more difficult for us to manage our cash in way that we will ensure the availability of cash for lending to our cash advance customers during the fall and winter months, which is typically the busiest time of year for payday lending.

The dividend obligation also significantly affects our net income available to common shareholders.  For example, absent the dividend payment our first two quarters of operation during fiscal 2008 would have resulted in net income available to common shareholders of over $316,000.  For this reason, we are exploring ways in which we may be able to retire or redeem the Series A Convertible Preferred Stock.

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

As of April 7, 2008, legislation was pending in Arizona which would have extended a law permitting cash advance loans.  In the absence of such legislation, law permitting cash advance loans was to “sunset” or expire in July 2010.  In Nebraska, legislation was introduced to ban all cash advance loans in Nebraska.  This bill was ultimately defeated. Nevertheless, since we derive approximately 36% of our revenues in Nebraska, any subsequent attempts to pass similar legislation in Nebraska, or other legislation that would restrict our ability to make cash advance loans in Nebraska, would pose significant risks to our business.

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

Our significant accounting policies are discussed in Note 1, Nature of Business and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A.

We believe that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Loan Loss Allowance

We maintain a loan loss allowance for anticipated losses for our cash advance loans.  To estimate the appropriate level of the loan loss allowance, we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends.  Our current loan loss allowance is based on our net write offs, typically expressed as a percentage of loan amounts originated for the last 12 months applied against the principal balance of outstanding loans that we write off.  The Company also periodically performs a look-back analysis on its loan loss allowance to verify the historical allowance established tracks with the actual subsequent loan write-offs and recoveries.  The Company is aware that, as conditions change, it may also need to make additional allowances in future periods.

Included in loans receivable are cash advance loans that are currently due or past due and cash advance loans that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to insufficient funds in the customer’s account, a closed account, or other reasons.  Cash advance loans are carried at cost less the allowance for doubtful accounts.  The Company does not specifically reserve for any individual cash advance loan.  The Company aggregates cash advance loans for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.  As a result of the Company’s collection efforts, it historically experiences returned items of approximately 6.5% of gross loans written and writes off approximately 35% of these returned items.  All returned items are charged-off after 180 days, as collections after that date have not been significant.  The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

A rollforward of the Company’s loans receivable allowance for the years ended December 31, 2007 and 2006 is as follows:

	Year Ended December 31,
	2007	2006
Loans receivable allowance, beginning of year	$762,000	$661,000
Provision for loan losses charged to expense	1,484,754	878,469
Charge-offs, net	(1,270,754)	(777,469)

Loans receivable allowance, end of year	$976,000	$762,000

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

Share-Based Compensation

Under the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123R (SFAS 123R), “Share-Based Payment”, our share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense based on the applicable vesting schedule. Determining the fair value of share-based awards at grant date requires judgment, which includes estimating the amount of share-based awards expected to be forfeited. The Black-Scholes option pricing model (using estimated value of Western Capital Resources, Inc.) is used to measure fair value for stock option grants.

During 2007, we granted 1,600,000 shares of restricted stock options and warrants to certain of our employees and non-employees.  There were 11 recipients of these grants. These options and warrants vested upon the successful completion of the Merger on December 31, 2007.  We estimated that the grant date fair market value of these restricted options totaled $864,000 ($0.54 per share) at the time of issuance.  The market price of our common stock on November 29, 2007 (the date of issuance) was $1.80, and the exercise price for all of the options and warrants was $0.01 per share.  During 2007, we also granted warrants to an adviser for the purchase of up to 400,000 shares at $0.01 per share.  These warrants vested upon the successful completion of the Merger on December 31, 2007.  We estimated that the grant date fair market value of these restricted warrants totaled $216,000 at the time of issuance ($0.54 per share). These warrants were not exercised as of April 7, 2008, the date on which we originally filed our Annual Report on Form 10-K.

The table below summarizes information about the above-referenced grants of options and warrants:

Recipient (security type)	Date	Share-Based Compensation Expense
Steven Staehr (option)	11/29/2007	$297,000
David Stueve (option)	11/29/2007	$135,000
Rich Horner (option)	11/29/2007	$54,000
Ted Dunham (option)	11/29/2007	$54,000
Rose Piel (option)	11/29/2007	$13,500
Brian Chaney (option)	11/29/2007	$13,500
John Quandahl (option)	11/29/2007	$216,000
John Richards (option) *	11/29/2007	$54,000
Tom Griffith (option) *	11/29/2007	$13,500
Lantern Advisers, LLC (warrant)	11/29/2007	$216,000
Donna Mendez (warrant)	11/29/2007	$8,100
Robert Jorgenson (warrant)	11/29/2007	$5,400

* Option was later cancelled.

Results of Operations – Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

For the year ended December 31, 2007, our net loss was $(979,217) compared to net income of $978,470 in 2006. Income before income taxes was $424,000 in fiscal 2007 compared to $1.57 million in fiscal 2006.  The major components of each of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense are discussed below.

Revenues

Revenues totaled $11.35 million in 2007 compared to $8.72 million in 2006, an increase of $2.63 million or 30.1%. The increase in revenues was primarily a result of higher cash advance loan volumes resulting from an increase in the number of stores.  The additional stores generated $2.67 million year over year revenue growth.  Same store revenue increased by $60,000 in 2007 compared to 2006.  The Company closed two locations in 2007 resulting in a $100,000 reduction in revenue in 2007 compared to 2006.  We originated approximately $62 million in cash advance loans during 2007 compared to $47 million during the prior year.  The average loan (including fee) totaled $322 in 2007 versus $335 in the prior year.  Our average fee rate for 2007 was $47.51 compared to $49.03 in 2006.  Revenues from check cashing, guaranteed phone/Cricket fees, and other sources totaled $2.24 million and $1.82 million for 2007 and 2006, respectively.

The following table summarizes our revenues, and percentages of total revenue, for the periods indicated:

	Year Ended December 31,		Year Ended December 31,
	2007	2006	2007	2006
			(percentage of revenues)

Loan fees	$9,104,545	$6,898,554	80.3%	79.1%
Check cashing fees	1,333,123	817,379	11.7%	9.4%
Guaranteed phone/Cricket fees	749,475	889,778	6.6%	10.2%
Other fees	159,381	114,127	1.4%	1.3%
Total	$11,346,524	$8,719,838	100%	100%

Store Expenses

Total expenses associated with store operations for the year ended December 31, 2007 were $7.64 million compared to $5.83 million for the year ended December 31, 2006. The major components of these expenses are salaries and benefits for our store employees, provision for loan losses, costs of sales for our guaranteed phone/Cricket phone business, occupancy costs primarily relating to our store leaseholds, advertising expenses, depreciation of store equipment, amortization of intangible assets and other expenses associated with store operations.

Overall, our most significant increases in store expenses from fiscal 2006 to fiscal 2007 related to salaries and benefits for our store employees, provisions for loan losses, and our costs of occupancy. Our most significant decrease in store expenses over that same period relates to our costs of sales for our guaranteed phone/Cricket phone business. A discussion and analysis of the various components of our store expenses appears below.

Salaries and Benefits. Payroll and related costs at the store level were $2.64 million in 2007 compared to $1.92 million in 2006 an increase of $.72 million, as headcount increased mostly due to an increase in the number of store locations. As a result of added store locations since the close of fiscal 2007, we expect that salaries and benefits for fiscal 2008 will continue to increase.

Provisions for Loan Losses. Our provision for losses for 2007 totaled $1.48 million and $.88 million for 2006. Our provision for loan losses as a percentage of loan fee revenue was 16.3% during 2007 versus 12.7% during 2006. The less favorable loss ratio year-to-year reflects our accelerated rate of unit store growth during 2007, and a more challenging collections environment as a result of an increase in bankruptcy filings, higher energy prices and increased competition in the lending industry. Due primarily to a continued and increased economic downturn, we expect that fiscal 2008 will ultimately involve a greater loss ratio than fiscal 2007. Due to our inability to foretell the depth and duration of the present economic downturn, we believe there are currently uncertainties in how significant any increased loan losses for fiscal 2008 may be.

Guaranteed phone/Cricket. Guaranteed phone/Cricket costs dropped to $.44 million in 2007 compared to $.59 million in 2006. We believe the decrease was due to a national trend of more consumers relying on cellular phones versus home phones, which is where the guaranteed phone Cricket phone product is used. In general, we expect this trend to continue with the result that our guaranteed phone revenue will decline while Cricket phone (cellular) will increase.

Occupancy Costs. Occupancy expenses, consisting primarily of store leases were $.75 million during 2007, compared to $.43 million in 2006, an increase of $.32 million primarily resulting from the addition of stores during 2007. Occupancy expenses as a percentage of revenues increased from 4.9 % in 2006 to 6.7% in 2007, primarily due to the high number of stores many of which were opened recently and had lower profitability compared to the more mature locations. Because we have added and plan to add additional stores during fiscal 2008, we believe that our occupancy costs for fiscal 2008 will likely rise from their fiscal 2007 levels.

Advertising. Advertising and marketing related expense was $.42 million in 2007 compared to $.37 million in 2006 due primarily to the greater number of stores operating in 2007. We believe that our advertising expenses in fiscal 2008 may increase slightly over those in fiscal 2007, mainly as a result of our adding new store locations during fiscal 2008.

Depreciation. Depreciation increased by $35,000 in 2007 due to depreciation associated with capital expenditures for stores. Depreciation was $.11 million for 2007 and $80,000 for 2006.

Amortization of Intangible Assets. Our amortization of intangible assets was $.70 million and $.77 million respectively, for fiscal years 2007 and 2006.

General and Administrative Expenses

Total general and administrative costs for the year ended December 31, 2007 were $4.13 million compared to $1.32 million for the year ended December 31, 2006. The major components of these costs are salaries and benefits for our corporate headquarters operations and executive management, depreciation of certain headquarters-related equipment, Merger transaction expenses, and other general and administrative expenses, including utilities, office supplies, collection costs and other minor costs.

Salaries and Benefits. Our salaries and benefits expenses for fiscal 2007 increased by $.90 million to $1.96 million, as compared to $1.06 million for fiscal 2006, with the increase being mainly attributed to the addition of management personnel as the Company has grown and the hiring of a new executive management team. The Company expects that during fiscal 2008 salaries and benefits expenses associated with executive management and corporate headquarters will increase from their fiscal 2007 levels.

Depreciation. Depreciation during fiscal 2007 decreased by $5,900 from $33,000 in fiscal 2006 to $27,000 in fiscal 2007.

Merger-Related Expenses. Expenses incurred in connection with the December 31, 2007 Merger transaction were a significant component of overall general, administrative and other costs for fiscal 2007. Those restated expenses, composed primarily of professional fees relating to the audit of the Company’s financial statements (the preparation of which was a condition to the closing of the Merger) legal fees, and other fees associated with the Merger transaction, amounted to $1.80 million. Because of the special and unique one-time nature of the Merger transaction, we do not expect to incur such expenses in fiscal 2008. Nevertheless, the ongoing costs associated with maintaining the Company’s public reporting status, including professional fees and expenses for tax services, Sarbanes-Oxley consulting services, independent accounting services and legal services are expected to partially offset the expected reduction in Merger-related expenses.

Other General and Administrative Expenses. Other general and administrative expenses, such as utilities, office supplies, collection costs and other minor costs associated with corporate headquarters activities were $.35 million in fiscal 2007, which is an increase of $.12 million over the $.23 million in such expenses incurred during fiscal 2006. For fiscal 2008, management does not expect any significant changes in these types of expenses from their fiscal 2007 levels.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2007 were $11.77 million compared to $7.15 million for 2006. The $4.62 million, or 64%, increase in operating expenses over the comparable period in 2006 was due primarily to the increased number of transactions, expansion of our business with additional stores, expenses related to the Merger transaction and our restated stock-based compensation expense.

Income Tax Expense

The income tax expense was $.56 million in 2007 compared to income tax expense of $.59 million in 2006 primarily as a result of 2007 Merger-related nondeductible permanent differences.

Liquidity and Capital Resources

At December 31, 2007, we had cash of $.98 million compared to $1.27 million at December 31, 2006. Cash decreased by $.29 million during fiscal 2007 and cash increased by $.34 million during fiscal 2006. For fiscal year 2008, we believe that our available cash, combined with expected cash flows from operations and collections of stock subscriptions receivable, will be sufficient to fund our liquidity and capital expenditure requirements during fiscal 2008.

Net cash provided by operating activities was $1.91 million in 2007 and $2.55 million in 2006. Operating cash flows from 2006 to 2007 were lower due a larger net growth in loans receivable (i.e., growth in loans receivable less allowance for losses) and changes to deferred income taxes due to a change in 2007 in the Company’s method of accounting for late loans receivable for income tax reporting. Net cash used by investing activities was $.15 million in 2007 and $5.50 million in 2006. Investing activities consisted of store acquisitions and improvements. Net cash used by financing activities was $2.04 million in 2007 versus net cash used by financing activities of $3.29 million in 2006. In 2006, financing activities included shareholder’s contribution of $4.20 million. Dividends paid were $1.59 million and $.91 million in 2007 and 2006, respectively.  Payments of notes payable in 2007 were $.53 million.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements

The following consolidated financial statements, and related notes thereto, and the related Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report on Form 10-K/A:

Index to Financial Information

CONTENTS

Page(s)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Shareholders’ Equity	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6- F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board Directors
Western Capital Resources, Inc.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of Western Capital Resources, Inc. and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Capital Resources, Inc. and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the consolidated financial statements as of and for the years ended December 31, 2007 and 2006 have been restated.

/s/Lurie Besikof Lapidus & Company, LLP
Minneapolis, Minnesota

April 2, 2008 (May 4, 2009 as to the effects of the restatement discussed in Note 2)

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (RESTATED)
	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$984,625	$1,265,460
Loan receivable, less allowance for doubtful accounts of $976,000 and $762,000	4,117,497	3,884,807
Stock subscriptions receivable, subsequently collected	4,422,300	-
Prepaid expenses and other	92,333	166,988
Deferred income taxes	662,000	394,000
TOTAL CURRENT ASSETS	10,278,755	5,711,255

PROPERTY AND EQUIPMENT	631,736	656,606

GOODWILL	7,905,746	7,905,746

INTANGIBLE ASSETS	347,586	1,044,454

DEFERRED INCOME TAX	109,000	-

OTHER	167,000	-

TOTAL ASSETS	$19,439,823	$15,318,061

LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,733,844	496,769
Accounts payable – related parties	1,125,935	-
Deferred revenue	262,357	250,133
Notes payable	-	530,000
TOTAL CURRENT LIABILITIES	3,122,136	1,276,902

DEFERRED INCOME TAXES	-	234,000

TOTAL LIABILITIES	3,122,136	1,510,902

SHAREHOLDER’S EQUITY
Series A convertible preferred stock, 10% cumulative dividends, $0.01 par value, $2.10 stated value, 10,000,000 shares authorized, issued and outstanding	100,000	100,000
Common stock, no par value, 10,000,000 shares authorized, 6,299,753 and 1,125,000 shares issued and outstanding	-	-
Additional paid-in capital	18,434,318	13,358,158
Retained earnings (deficit)	(2,216,631)	349,001
TOTAL SHAREHOLDERS’ EQUITY	16,317,687	13,807,159

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,439,823	$15,318,061

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)

	Years Ended December 31,
	2007	2006

REVENUES
Loan fees	$9,104,545	$6,898,554
Check cashing fees	1,333,123	817,379
Guaranteed phone/Cricket fees	749,475	889,778
Other fees	159,381	114,127
	11,346,524	8,719,838

STORE EXPENSES
Salaries and benefits	2,639,225	1,920,632
Provisions for loan losses	1,484,754	878,469
Guaranteed phone/Cricket cost of sales	442,845	592,283
Occupancy	754,648	426,634
Advertising	419,732	370,379
Depreciation	113,164	77,946
Amortization of intangible assets	696,868	768,796
Other	1,090,737	797,084
	7,641,973	5,832,223

INCOME FROM STORES	3,704,551	2,887,615

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	1,958,622	1,057,666
Depreciation	27,474	33,374
Merger transaction expenses	1,795,524	-
Other	347,148	229,105
	4,128,768	1,320,145

INCOME (LOSS) BEFORE TAXES	(424,217)	1,567,470

INCOME TAX EXPENSE	555,000	589,000

NET INCOME (LOSS)	(979,217)	978,470

ASSUMED SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS	(2,100,000)	(2,100,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(3,079,217)	$(1,121,530)

NET LOSS PER COMMON SHARE -
Basic and diluted	$(2.70)	$(1.00)

WWEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and diluted	1,139,177	1,125,000

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (RESTATED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE - December 31, 2005	10,000,000	$100,000	1,125,000	$-	$9,158,158	$279,673	$9,537,831

Equity contribution	-	-	-	-	4,200,000	-	4,200,000
Dividends	-	-	-	-	-	(909,142)	(909,142)
Net income	-	-	-	-	-	978,470	978,470

BALANCE - December 31, 2006	10,000,000	100,000	1,125,000	-	13,358,158	349,001	13,807,159

Common stock issued, net of $172,995 costs	-	-	4,403,544	-	4,325,005	-	4,325,005
Share-based compensation	-	-	-	-	1,080,000	-	1,080,000
Reverse Merger Transaction:
Previously issued WCR, Inc. stock	-	-	771,209	-	369,919	(419,919)	(50,000)
Elimination of accumulated deficit	-	-	-	-	(419,919)	419,919	-
Return of capital to WERCS	-	-	-	-	(278,845)	-	(278,845)
Dividends	-	-	-	-	-	(1,586,415)	(1,586,415)
Net loss	-	-	-	-	-	(979,217)	(979,217)

BALANCE - December 31, 2007	10,000,000	$100,000	6,299,753	$-	$18,434,318	$(2,216,631)	$16,317,687

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)

	Year Ended December 31,
	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$(979,217)	$978,470
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,080,000	-
Depreciation	140,638	111,320
Amortization of intangible assets	696,868	768,796
Deferred income taxes	(611,000)	(42,000)
Loss on disposal of property and equipment	25,979	-
Changes in operating assets and liabilities:
Loans receivable	(224,722)	(11,940)
Prepaid expenses and other	74,655	(88,405)
Accounts payable and accrued liabilities	1,694,170	758,813
Deferred revenue	12,224	79,054
Net cash provided by operating activities	1,909,595	2,554,108

INVESTING ACTIVITIES
Purchases of property and equipment	(140,747)	(219,355)
Acquisition of stores, net of cash acquired	(8,968)	(5,285,163)
Net cash used by investing activities	(149,715)	(5,504,518)

FINANCING ACTIVITIES
Payments on notes payable	(530,000)	-
Stock sales and equity contribution	75,700	4,200,000
Dividends	(1,586,415)	(909,142)
Net cash provided (used) by financing activities	(2,040,715)	3,290,858

NET INCREASE (DECREASE) IN CASH	(280,835)	340,448

CASH
Beginning of year	1,265,460	925,012
End of year	$984,625	$1,265,460

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid (primarily to WERCS) for income taxes	$1,176,044	$620,956

Noncash investing and financing activities:
Stock sold on subscriptions - uncollected	$4,422,300	$-
Cost of raised capital in accounts payable	172,995	-
Return of capital to WERCS in accounts payable	278,845	-
Other assets in accounts payable	167,000	-
Reverse merger of Western Capital Resources, Inc.	50,000	-

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Nature of Business and Summary of Significant Accounting Policies -

Nature of Business/ Basis of Presentation

Western Capital Resources, Inc. (WCR) through its wholly owned operating subsidiary, Wyoming Financial Lenders, Inc. (WFL), collectively referred to as the Company, provides retail financial services to individuals in the Midwestern United States. These services include non-recourse cash advance loans, check cashing and other money services. The Company also is a non-recourse reseller of guaranteed phone service and Cricket cellular phones. As of December 31, 2007, the Company operated 52 stores in 10 states (Nebraska, Wyoming, Utah, Iowa, North Dakota, South Dakota, Kansas, Wisconsin, Montana and Colorado). As of December 31, 2006, Company operated in 55 stores in 10 states. The consolidated financial statements include the accounts of WCR and WFL. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Pursuant to an Agreement and Plan of Merger and Reorganization dated December 13, 2007 (Merger Agreement), by and among WCR (formerly known as URON Inc.), WFL Acquisition Corp., a Wyoming corporation and wholly owned subsidiary of  WCR, and WFL, WFL Acquisition Corp. merged with and into WFL, with WFL remaining as the surviving entity and a wholly owned operating subsidiary of WCR. This transaction is referred to throughout this report as the “Merger” (Note 3).

As a result of the Merger, WERCS, a Wyoming corporation and the former sole stockholder of WFL, received: (i) 1,125,000 shares of WCR’s common stock, and (ii) 10,000,000 shares of Series A Convertible Preferred Stock. On an aggregate and as-if-converted basis, WERCS received 11,125,000 common shares representing approximately 68% of the Company’s outstanding common stock after the Merger. In addition, WERCS received a $278,845 return of capital for excess assets at the Merger date as defined in the Merger Agreement.

The consolidated financial statements account for the Merger as a capital transaction in substance (and not a business combination of two operating entities) that would be equivalent to WFL issuing securities to WCR in exchange for the net monetary liabilities of WCR, accompanied by a recapitalization and, as a result, no goodwill relating to the Merger has been recorded.

Prior to the Merger, WCR effected a 1-for-10 share combination (i.e., reverse stock split) of its capital stock, and corresponding reduction in the number of shares of authorized capital, effective as of December 27, 2007. All share and per share information included in these consolidated financial statements give effect for the 1-for-10 share combination.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans Receivable

Included in loans receivable are cash advance loans that are currently due or past due and cash advance loans that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to insufficient funds in the customer’s account, a closed account, or other reasons.  Cash advance loans are carried at cost less the allowance for doubtful accounts.  The Company does not specifically reserve for any individual cash advance loan.  The Company aggregates cash advance loans for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.  As a result of the Company’s collection efforts, it historically writes off approximately 35% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximately percentages: 1 to 30 days – 35%; 31 to 60 days – 60%; 61 to 90 days – 75%; 91 to 120 days – 80%; and 121 to 180 days – 86%.  All returned items are charged-off after 180 days, as collections after that date have not been significant.  The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

A rollforward of the Company’s loans receivable allowance for the years ended December 31, 2007 and 2006 is as follows:

	Year Ended December 31,
	2007	2006
Loans receivable allowance, beginning of year	$762,000	$661,000
Provision for loan losses charged to expense	1,484,754	878,469
Charge-offs, net	(1,270,754)	(777,469)

Loans receivable allowance, end of year	$976,000	$762,000

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

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired using purchase accounting and is not amortized.

Intangible Assets

Customer relationships represent the fair values assigned to relationships with customers acquired through business acquisitions and is amortized over three years on an accelerated basis based on management estimates of attrition of the acquired customers.

Long-Lived Assets

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

12,000,000

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.         Restatement

Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2007, management determined that the consolidated financial statements for the years ended December 31, 2007 and 2006, and subsequent interim reports for the quarterly periods ended September 30, 2008 required restatement to correct errors related to the allocation of purchase price to customer relationships as opposed to goodwill for historical acquisitions, correct an understatement of share-based compensation expense for fiscal 2007 and to re-categorize $175,000 of costs originally reported as a reduction of proceeds from common stock in the consolidated statements of shareholders' equity to an expense in the consolidated statements of operations.  The details of these items are as follows.

On December 31, 2007, we completed a reverse merger with WFL which included the purchase of certain intangible assets (customer lists).  After revisiting certain assumptions and the analysis used in the initial valuation, management concluded that the allocation of purchase price to customer lists from historical acquisitions should have been increased with a corresponding decrease to goodwill in the amount of $1,977,913. This resulted in an increased amortization expense of $560,461 and $632,391 for the years ended December 31, 2007 and 2006.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 29, 2007, we issued stock options and warrants to certain employees and nonemployees.  After revisiting certain assumptions and the analysis used in the initial valuation, management concluded that the valuation of the shares should have been recorded at $0.54 per share rather than $0.23 per share.  This resulted in an increase in share-based compensation expense of $620,000 for the year ended December 31, 2007.

On April 9, 2009, the Company’s Board of Directors concluded its internal review of certain expense reimbursements and certain other transactions.  As a result of that review and the execution of a settlement agreement with the former CEO, the Company determined that $175,000 of cost originally reported, in the fourth quarter of 2007, as a reduction of proceeds from common stock issued in the consolidated statements of shareholders’ equity should be reported as an expense in the consolidated statements of income.

The following tables represent the effect of the restatement.

CONSOLIDATED STATEMENT OF BALANCE SHEET

	December 31, 2007		December 31, 2006
	Reported	Restated	Reported	Restated
ASSETS

CURRENT ASSETS
Cash	$984,625	$984,625	$1,265,460	$1,265,460
Loan receivable	4,117,497	4,117,497	3,884,807	3,884,807
Stock subscription recivable	4,422,300	4,422,300	—	—
Prepaid expenses and other	92,333	92,333	166,988	166,988
Deferred income taxes	526,000	662,000	394,000	394,000

TOTAL CURRENT ASSETS	10,142,755	10,278,755	5,711,255	5,711,255

PROPERTY AND EQUIPMENT	631,736	631,736	656,606	656,606

GOODWILL	9,883,659	7,905,746	9,883,659	7,905,746

INTANGIBLE ASSETS	90,926	347,586	227,333	1,044,454

DEFERRED INCOME TAXES	-	109,000	-	-

OTHER	167,000	167,000	—	—

TOTAL ASSETS	$20,916,076	$19,439,823	$16,478,853	$15,318,061

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,908,844	$1,733,844	$496,769	$496,769
Accounts payable - related parties	950,935	1,125,935	—	—
Deferred revenue	262,357	262,357	250,133	250,133
Note payable	—	—	530,000	530,000

TOTAL CURRENT LIABILITIES	3,122,136	3,122,136	1,276,902	1,276,902

DEFERRED INCOME TAXES	545,000	-	675,000	234,000

TOTAL LIABILITIES	3,667,136	3,122,136	1,951,902	1,510,902

SHAREHOLDERS’ EQUITY
Series A convertible preferred stock	100,000	100,000	100,000	100,000
Common stock	-	-	—	—
Additional paid-in capital	17,639,318	18,434,318	13,358,158	13,358,158
Retained earnings (deficit)	(490,378)	(2,216,631)	1,068,793	349,001

TOTAL SHAREHOLDERS’ EQUITY	17,248,940	16,317,687	14,526,951	13,807,159

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,916,076	$19,439,823	$16,478,853	$15,318,061

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Reported	Restated	Reported	Restated
REVENUES
Loan fees	$9,104,545	$9,104,545	$6,898,554	$6,898,554
Check cashing fees	1,333,123	1,333,123	817,379	817,379
Guaranteed phone/Cricket fees	749,475	749,475	889,778	889,778
Other fees	159,381	159,381	114,127	114,127
Total Revenue	$11,346,524	$11,346,524	$8,719,838	$8,719,838

STORE EXPENSES
Salaries and benefits	2,639,225	2,639,225	1,920,632	1,920,632
Provisions for loan losses	1,484,754	1,484,754	878,469	878,469
Guaranteed phone/Cricket cost of sales	442,845	442,845	592,283	592,283
Occupancy	754,648	754,648	426,634	426,634
Advertising	419,732	419,732	370,379	370,379
Depreciation	113,164	113,164	77,946	77,946
Amortization of intangible assets	136,407	696,868	136,405	768,796
Other	1,090,737	1,090,737	797,084	797,084
Total Store Expense	7,081,512	7,641,973	5,199,832	5,832,223

INCOME FROM STORES	4,265,012	3,704,551	3,520,006	2,887,615

GENERAL & ADMINISTRATIVE EXPENSE
Salaries and benefits	1,470,372	1,958,622	1,057,666	1,057,666
Depreciation	27,474	27,474	33,374	33,374
Merger transaction expenses	1,488,774	1,795,524	-	-
Other	347,148	347,148	229,105	229,105
Total General & Administrative Expenses	3,333,768	4,128,768	1,320,145	1,320,145

INCOME (LOSS) BEFORE INCOME TAXES	931,244	(424,217)	2,199,861	1,567,470

INCOME TAX EXPENSE	904,000	555,000	829,000	589,000

NET INCOME (LOSS)	$27,244	$(979,217)	$1,370,861	$978,470

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(2,072,756)	$(3,079,217)	$(729,139)	$(1,121,530)

NET LOSS PER COMMON SHARE -
Basic and diluted	$(1.82)	$(2.70)	$(0.65)	$(1.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and diluted	1,139,177	1,139,177	1,125,000	1,125,000

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Additional Paid-In Capital		Retained Earnings (Deficit)		Shareholders’ Equity
	12/31/06 and 12/31/07 Reported	12/31/06 and 12/31/07 Restated	12/31/06 and 12/31/07 Reported	12/31/06 and 12/31/07 Restated	12/31/06 and 12/31/07 Reported	12/31/06 and 12/31/07 Restated

BALANCE - December 31, 2005	$9,158,158	$9,158,158	$607,074	$279,673	$9,865,232	$9,537,831

Equity contribution	4,200,000	4,200,000	—	-	4,200,000	4,200,000
Dividends	—	-	(909,142)	(909,142)	(909,142)	(909,142)
Net Income	—	-	1,370,861	978,470	1,370,861	978,470

BALANCE - December 31, 2006	13,358,158	13,358,158	1,068,793	349,001	14,526,951	13,807,159

Common stock issued, net of $347,995 -Reported $172,995 -Restated costs	4,150,005	4,325,005	—	-	4,150,005	4,325,005
Share-based compensation	460,000	1,080,000	—	-	460,000	1,080,000
Revenue Merger Transaction:
Previously issued WCR, Inc. stock	369,919	369,919	(419,919)	(419,919)	(50,000)	(50,000)
Elimination of accumulated deficit	(419,919)	(419,919)	419,919	419,919	—	-
Return of capital to WERCS	(278,845)	(278,845)	—	-	(278,845)	(278,845)
Dividends	—	-	(1,586,415)	(1,586,415)	(1,586,415)	(1,586,415)
Net income (loss)	—	-	27,244	(979,217)	27,244	(979,217)

BALANCE - December 31, 2007	$17,639,318	$18,434,318	$(490,378)	$(2,216,631)	$17,248,940	$16,317,687

3.         Merger -

The following is a summary of the significant Merger-related transactions:

In contemplation of the Merger, WCR entered into a subscription agreement with the Company’s Chief Executive Officer (CEO). Under the agreement, the CEO purchased 1,071,875 shares of WCR common stock for an aggregate purchase price of $500,000. At December 31, 2007, the purchase price was included in subscriptions receivable and has since been collected.

In contemplation of the Merger, WCR entered into various stock option agreements with executive and non-executive management personnel. In addition, WCR granted stock warrants to certain other parties. In total, WCR granted stock options and warrants to eleven parties, to purchase an aggregate of 1,475,000 shares of common stock at the per-share price of $0.01. These options and warrants include 550,000 issued to the Company’s Chief Financial Officer (CFO) and 400,000 issued to the Company’s Chief Operating Officer (COO).

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WCR issued a warrant to Lantern Advisers, LLC for the purchase of up to 400,000 shares of common stock at the per-share price of $0.01 for professional services.

The Company assumed $50,000 of liabilities of WCR.

The Company was responsible for certain fees to various brokers, advisors and others for expenses related to the Merger.

In contemplation of the Merger, WCR entered into subscription agreements to sell 3,331,669 shares of its common stock for an aggregate purchase price of $3,998,000. As of December 31, 2007, $75,700 of the subscriptions receivable were collected and the remaining amount has since been collected. Expenses incurred related to the issuance of these shares were $172,995.

WERCS, the former sole owner of WFL common stock, received an aggregate of 1,125,000 shares of WCR’s common stock and 10,000,000 shares of WCR Series A Convertible Preferred Stock.

4.         Acquisitions -

In 2007 and 2006, the Company purchased the assets of various stores in separate transactions. The aggregate purchase price totaled $10,849 in 2007 and $5,473,600 in 2006.  The table below shows the results of our change in accounting for our customer relationships to intangible assets.

	2007	2006
Cash	$1,881	$188,437
Loan receivable	7,968	1,274,611
Other current assets	-	1,200
Property and equipment	1,000	273,148
Goodwill	-	3,131,679
Intangible assets	-	660,330
Current liabilities	-	(55,805)

	$10,849	$5,473,600

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

	2007	2006
Pro forma revenue	$11,466,524	$10,829,638
Pro forma net income	(795,217)	1,451,250
Pro forma net loss per common share – basic and diluted	(2.54)	(0.58)

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.         Property and Equipment -

Property and equipment consisted of the following:

	December 31,
	2007	2006

Furniture and equipment	$553,714	$590,275
Leasehold improvements	400,931	396,267
Vehicles	62,160	55,410
	1,016,805	1,041,952
Less accumulated depreciation	385,069	385,346

	$631,736	$656,606

6.         Intangible Assets -

The table below presents intangible assets in both 2007 and 2006.  Future amortization of intangible assets will be $291,726 and 55,860 for 2008 and 2009, respectively.

	December 31,
	2007	2006

Customer relations	$2,429,887	$2,429,887
Less accumulated amortization	2,082,301	1,385,433

	$347,586	$1,044,454

7.         Income Taxes -

Prior to the Merger, the Company operated under an informal tax allocation agreement with WERCS, which required the Company to pay its fair share of its income taxes as if the Company were a stand-alone entity.  The restatement had an impact to the Company’s provision for income taxes in 2007 and 2006 as follows:

	Year Ended December 31,
	2007	2006

Current:
Federal	$996,000	$539,000
State	170,000	92,000
	1,166,000	631,000

Deferred:
Federal	(494,000)	47,000
State	(117,000)	(89,000)
	(611,000)	(42,000)

	$555,000	$589,000

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets (liabilities) are summarized as follows:

	December 31, 2007		December 31, 2006
	Current	Noncurrent	Current	Noncurrent
Deferred income tax assets
Allowance for loans receivable	$367,000	$-	$287,000	$-
Deferred revenue	-	-	94,000	-
Stock-based compensation	207,000	-	-	-
Goodwill and intangible assets	-	134,000	-	134,000
Net operating loss	66,000		-
Other	22,000	-	13,000	-
	662,000	134,000	394,000	134,000

Deferred income tax liabilities
Late loans receivable	-	-	-	(366,000)
Property and equipment	-	(25,000)	-	(2,000)
	-	(25,000)	-	(368,000)

Net	$662,000	$109,000	$394,000	$(234,000)

In 2007, the Company changed its income tax reporting method of accounting for late loans receivable and deferred revenue.  Our restated statutory federal income tax rate reconciliation is outlined in the table below.

	Year Ended Decemer 31,
	2007	2006
Income tax expense using the statutory federal rate	$(144,200)	$507,800
State income taxes, net of federal benefit	(14,400)	80,100
Permanent difference, primarily merger transaction expenses	713,600	1,100

Income tax expense	$555,000	$589,000

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

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.         Shareholders’  Equity -

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

Stock Options and Warrants

No stock options or stock warrants were granted by the Company prior to 2007. In 2007, stock option and stock warrants were granted in connection with the Merger, and became immediately exercisable upon the consummation of the Merger.  The grant date fair value of the securities was $0.54. The Company issued new shares upon exercises of the stock option and warrants.

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

The fair value of stock options and stock warrants is estimated using the Black-Scholes-Merton option pricing model (using estimated value of WCR) with the following weighted average assumptions:

Description	Assumption
Risk-free interest rate	3.14%
Expected life	0.50 years
Expected volatility	247.00%
Expected dividend rate	0.00%

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.         Operating Lease Commitments -

The Company leases its facilities under operating leases with terms ranging from three to five years, with rights to extend for additional periods. Rent expense was approximately $757,000 and $455,000 in 2007 and 2006 respectively. Future minimum lease payments are approximately as follows:

Year Ending December 31,	Amount
2008	$470,000
2009	363,000
2010	219,000
2011	131,000
2012	48,000

$1,231,000

10.         Related Party Transactions -

Included in current liabilities at December 31, 2007 were approximately $576,000 payable to the Company’s CEO for reimbursement of Merger and equity transaction related costs and compensation and $550,000 payable to WERCS for Merger transaction related costs and return of capital.

The Company leases two properties from an officer of the Company and another related party under operating leases that extend through 2011 requiring monthly lease payments of $2,400.

11.         Employee Savings Plan -

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

12.         Risks Inherent in the Operating Environment -

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

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2007, the Company’s revenues by state in excess of 10% were approximately as follows:

State	% of Revenues
Iowa	12%
Nebraska	36%

13.         Other Expenses

A breakout of other expense is as follows:

	Year Ended December 31,
	2007	2006
Store expense
Collection costs	$227,871	$121,909
Supplies	133,614	111,641
Telephone and utilities	299,096	192,975
Other	430,156	370,559
	$1,090,737	$797,084

14.         Subsequent Events -

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

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Authorization of Additional Common Shares

On March 17, 2008, the shareholders approved an increase in the Company’s authorized shares to 250,000,000.

Dividend Declaration and Payment

On March 17, 2008, the Board of Directors of the Company approved the payment of the first quarter 2008 dividend on the Company's Series A Convertible Preferred Stock in the amount of $525,000. The dividends are to be paid on or before April 15, 2008.

Exercises of Options

In early 2008, 1,575,000 options and warrants were exercised for total proceeds of $15,750.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

Additional Disclosure Relating to Controls and Procedures

Subsequent to the fiscal year covered by this report, but prior to the filing of this Form 10-K/A, several remedial measures were identified and implemented in response to the conclusion reached by our Chief Executive and Chief Financial Officer that, as of December 31, 2008, our disclosure controls and procedures were not effective.  For further information relating to our assessment of disclosure controls and procedures generally, and our internal control over financial reporting more particularly, including our remediation plan, see our Annual Report on Form 10-K for fiscal year ended December 31, 2008 filed contemporaneously with this Form 10-K/A.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Management

At the effective time of the Merger, the Company’s Board of Directors was reconstituted by the appointment of Christopher Larson, Robert W. Moberly, James Mandel, John H. Klaasen IV and Mark Houlton as directors, and the resignation of Donald Miller from his role as a director of the Company. The following table sets forth the name and position of each of the Company’s directors and executive officers after the Merger (and as of April 7, 2008):

Name	Age	Positions
Christopher Larson	36	Director, Chief Executive Officer and President
Steven Staehr	45	Chief Financial Officer
John Quandahl	41	Chief Operating Officer
Robert W. Moberly	55	Director
James Mandel	50	Director
John H. Klaasen IV	46	Director
Mark Houlton	43	Director

The biographies of those individuals who were serving as directors and executive officers of the Company as of April 7, 2008 are set forth below:

Chris Larson, the Company’s Chief Executive Officer and President, co-founded and acted as Chief Financial Officer of Cash Systems, Inc., a NASDAQ traded (symbol: CKNN) financial services company involved in the casino gaming industry, from 1999 to 2005. Mr. Larson also served on the Board of Directors of Cash Systems from 2001 to 2006. Cash Systems was taken public via a reverse merger and during Mr. Larson’s tenure the company experienced revenue growth from $600,000 to $120,000,000 annually.

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

John H. Klaasen IV is a Business Financial Advisor with Merrill Lynch and provides advisory services for individuals, closely held businesses and public companies in a wide variety of industries. Prior to joining Merrill Lynch, Mr. Klaasen worked in Wells Fargo’s Commercial Banking Group for 12 years. His has broad experience in the areas of commercial banking, investment banking and private wealth management. Mr. Klaasen graduated magna cum laude with a Bachelor of Science degree in finance from San Diego State University. Mr. Klaasen is active in a variety of community organizations.

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

Important Note:  Since April 7, 2008 (the date on which we originally filed our Annual Report on Form 10-K for the year ended December 31, 2007), both Mr. Larson and Mr. Staehr have separated with the Company and are no longer employed by or associated with the Company.  Mr. Larson similarly resigned his position on the Board of Directors of the Company on December 31, 2008.  In addition, Mr. Klaasen resigned his position on the Board of Directors of the Company on March 18, 2009.

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

Code of Ethics

We have adopted a Code of Ethics which governs the conduct of our officers, directors and employees in order to promote honesty, integrity, loyalty and the accuracy of our financial statements. You may obtain a copy of the Code of Ethics without charge by writing us and requesting a copy, attention:  John Quandahl, 11550 “I” Street, Suite 150, Omaha, Nebraska 68137. You may also request a copy by calling us at (402) 551-8888.

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

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for awarded to or earned by (i) each individual who served as the principal executive officer of either Western Capital Resources, Inc. or Wyoming Financial Lenders, Inc., during the year ended December 31, 2007, and (ii) each other individual that served as an executive officer of either Western Capital Resources, Inc. or Wyoming Financial Lenders, Inc. at the conclusion of the year ended December 31, 2007 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year. For purposes of this Annual Report, these individuals are collectively the “named executives” of the Company.

	Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Stock Options Awards ($) (5)	Stock Awards ($)
John Quandahl, President and Chief Operating Officer (1)	2007	229,000	0	0		216,000	0
	2006	70,350	0	0		0	0

Christopher Larson, President and Chief Executive Officer (2)	2007	0	0	175,000	(3)	0	0
	2006	-	-	-		-	-

Donald Miller, President and Chief Executive Officer (4)	2007	0	0	0		0	25,000
	2006	0	0	0		0	0

Steven Staehr, Chief Financial Officer (5)	2007	0	0	0		297,000	0

(1)
Mr. Quandahl is the President of Wyoming Financial Lenders, Inc., the wholly owned and principal operating subsidiary of the registrant.  Mr. Quandahl also began serving as the Chief Operating Officer of Western Capital Resources, Inc. effective November 29, 2007, and continues to serve in that capacity since the Merger.

(2)	Mr. Larson became the President and Chief Executive Officer of Western Capital Resources, Inc. effective November 29, 2007 and continues to serve in those capacities since the Merger.

(3)
Figure represents a disbursement made on January 14, 2008, which Mr. Larson originally obtained as a reimbursement for expenses incurred in connection with the equity transaction associated with the Merger and which the Company recorded as a reduction of proceeds from common stock issued.  In connection with the Company’s internal review of certain expense reimbursements and certain other transactions (which review was concluded by the Board of Directors on April 9, 2009), the Company has recharacterized this amount as compensation to Mr. Larson.

(4)	Mr. Miller served as the President and Chief Executive Officer of Western Capital Resources, Inc. (when known as URON Inc.) from August 2006 until November 29, 2007.

(5)	Mr. Staehr became the Chief Financial Officer of Western Capital Resources, Inc. effective November 29, 2007, and continues to serve in that capacity since the Merger.

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

Western Capital Resources, Inc. Executive Compensation Prior to the Merger

Prior to the Merger, Western Capital Resources, Inc. did not pay any cash or cash-equivalent remuneration to any executive officer or any director during its last most recently completed years ended December 31, 2006 and 2007. The Company issued no options, warrants, restricted stock, or stock-based compensation to any officer or director during the year ended December 31, 2006. In February 2007, the Company entered into an employment agreement with Donald Miller, thereby employing him as its Chief Executive Officer. Under that employment agreement, Mr. Miller’s sole compensation was the issuance of 50,000 shares of Western Capital Resources, Inc. common stock (after giving effect to the December 27, 2007 reverse stock split) with restricted transferability. On November 29, 2007, in connection with the appointment of Mr. Christopher Larson as the Company’s President and Chief Executive Officer and the resignation of Mr. Miller from such position, the Company and Mr. Miller terminated the aforementioned employment agreement.

Also on November 29, 2007, in connection with their appointments as Chief Operating Officer and Chief Financial Officer of Western Capital Resources, Inc., respectively, Messrs. Quandahl and Staehr received non-vested contingent options to purchase shares of Company common stock at the per-share price of $0.01. Under their respective option agreements, Mr. Staehr had the right to purchase up to 550,000 common shares and Mr. Quandahl had the right to purchase up to 400,000 common shares. By their terms, the options did not vest or become exercisable until the Company engaged in a change in control, as defined in the option agreements. The closing of the Merger constituted a change in control, as defined in such agreements. The option agreements provided that the shares purchasable thereunder were not to be affected by any stock combination (i.e., reverse stock split) effected in connection with the Merger. The value ascribed to the component of executive compensation represented by the stock options, in accordance with FAS 123(R), is set forth in the Summary Compensation Table (see above) in column captioned “Long-Term Compensation Awards - Securities Underlying Options.”

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

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

Unless otherwise indicated, the address of each of the following persons is 11550 “I” Street, Omaha, Nebraska 68137, and each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

Name and Address	Common Shares Beneficially Owned (1)	Percentage of Common Shares (1)
Christopher Larson (2)	1,861,290	20.6%
Steven Staehr (3)	966,667	10.7%
John Quandahl (4)	400,000	4.4%
John H. Klaasen IV (5)	0	*
James Mandel (6)	470	*
Mark Houlton (7)	416,667	4.6%
Robert W. Moberly (8)	11,125,000	58.5%
All current executive officers and directors as a group (9)	14,770,094	77.7%
Donald Miller (10) 9449 Science Center Drive New Hope, MN 55428	61,354	*
WERCS (11) 400 East First Street PO Box 130 Casper, WY 82602	11,125,000	58.5%
Lantern Advisers, LLC (12) 80 South Eighth Street, Suite 900 Minneapolis, MN 55402	713,310	7.6%
Mill City Ventures, LP (13) 80 South Eighth Street, Suite 900 Minneapolis, MN 55402	800,000	8.9%
Joseph A. Geraci, II (14) 80 South Eighth Street, Suite 900 Minneapolis, MN 55402	1,513,310	16.1%

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

(8)
Mr. Moberly became a director of the Company on December 31, 2007. Mr. Moberly is the Chief Operating Officer of WERCS, a Wyoming corporation, which was the sole stockholder of Wyoming Financial Lenders, Inc. prior to its acquisition by Western Capital Resources, Inc. effective December 31, 2007. All shares reflected in the table as beneficially owned by Mr. Moberly are issuable upon conversion of an equal number of shares of Series A Convertible Preferred Stock held of record by WERCS.

(9)	Includes Messrs. Larson, Staehr, Quandahl, Klaasen, Mandel, Houlton and Moberly.

(10)	Mr. Miller was the Company’s Chief Executive Officer during 2007 until November 29, 2007. Mr. Miller served as the Company’s sole director until December 31, 2007.

(11)
WERCS is a Wyoming corporation that was the sole stockholder of Wyoming Financial Lenders, Inc. prior to its acquisition by Western Capital Resources, Inc. effective December 31, 2007. All shares beneficially owned by WERCS are common shares issuable upon conversion of Series A Convertible Preferred Stock. Investment and voting control over the shares beneficially owned by WERCS is exercised by Robert W. Moberly, the Chief Operating Officer of such entity.

(12)
Lantern Advisers, LLC is a Minnesota limited liability company beneficially owned by Mr. Joseph A. Geraci, II and Douglas Polinsky, each of whom share investment and voting control.  400,000 shares reflected in the table are issuable upon exercise of a warrant.

(13)
Mill City Ventures, LP is a Minnesota limited partnership, the securities of which are beneficially held by Mill City Advisors LLC, a Minnesota limited liability company that serves as the general partner to Mill City Ventures, LP. Investment and voting control over the shares beneficially owned by Mill City Advisors LLC is exercised by Joseph A. Geraci, II, the Chief Manager of such company.

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

Certain Relationships and Related Transactions

Management Agreement with Multiband Corporation. The Company is party to a management agreement with Multiband Corporation for personnel and office support (including operations and accounting). Western Capital Resources, Inc. incurred service fees to Multiband Corporation in the amount of $56,570 for the year ended December 31, 2006. Don Miller, our sole director during this period, was also the Chairman of the Board of Directors of Multiband. During such time, Mr. Miller was also our Chief Executive Officer. The Board of Directors believes that the fees paid and payable to Multiband Corporation pursuant to the management agreement are at market rate.

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

The Exchange Agreement contained customary representations, warranties and covenants of the parties and indemnification obligations relating thereto which survive until the Company’s annual report on Form 10-K, for the year ended December 31, 2008, has been filed with the SEC (with certain exceptions for claims that may be based on fraud or willful misconduct).

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

Director Independence and Related Matters

As of April 7, 2008, the Company had three directors, Messrs. James Mandel, Mark Houlton and John H. Klaasen IV, who were deemed “independent” as that term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards. The Company, however, is not subject to those listing standards because its common stock is not listed for trading on a Nasdaq market and trades only on the OTC Bulletin Board.

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

	Fiscal Year Ended December 31, 2006 (1)	Fiscal Year Ended December 31, 2007
Audit Fees (1)	$41,580	$312,825
Tax Fees (2)	4,225	0
All Other Fees (3)	0	0

Total Fees	$45,805	$312,825

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

The following documents are filed as part of this annual report:

(1)Financial Statements (see Item 8 — Index to Consolidated Financial Statements).
(2)Financial Statement Schedules — not applicable.
(3)Exhibits (see Exhibit Index).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN CAPITAL RESOURCES, INC.

/s/ John Quandahl
John Quandahl Chief Executive Officer
Date: May 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title(s)	Date
/s/ John Quandahl	Chief Executive Officer	May 4, 2009
John Quandahl	(Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

/s/ Robert W. Moberly	Director	May 4, 2009
Robert W. Moberly

/s/ James L.Mandel	Director	May 4, 2009
James L. Mandel

/s/ Mark Houlton	Director	May 4, 2009
Mark Houlton

EXHIBIT INDEX

The following exhibits are filed as a part of this Annual Report on Form 10-K/A:

Exhibit No.	Description
2.1
Agreement and Plan of Merger and Reorganization dated December 13, 2007, by and among Western Capital Resources, Inc. (the registrant), WFL Acquisition Corp., a Wyoming corporation and wholly owned subsidiary of the registrant, and Wyoming Financial Lenders, Inc., a Wyoming corporation (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on December 14, 2007).

2.2
Exchange Agreement with National Cash & Credit, LLC and certain members of National Cash & Credit, LLC, dated February 26, 2008 (incorporated by reference to Exhibit 2.2 to the registrant’s annual report on Form 10-K filed on April 7, 2008).

3.1
Amended and Restated Articles of Incorporation, filed with the Minnesota Secretary of State on May 25, 2007 (incorporated by reference to Exhibit 3.1 to the registrant’s annual report on Form 10-K filed on April 7, 2008) (see also Exhibits 3.2 and 3.4 below).

3.2
Amendment to Amended and Restated Articles of Incorporation, filed with the Minnesota Secretary of State on December 27, 2007 (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K filed on April 7, 2008).

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

3.5
Amendment to Articles of Incorporation, filed with the Minnesota Secretary of State on March 18, 2008 (incorporated by reference to Exhibit 3.5 to the registrant’s annual report on Form 10-K filed on April 7, 2008).

3.6	Corporate bylaws, as amended (incorporated by reference to Exhibit 3.6 to the registrant’s annual report on Form 10-K filed on April 7, 2008).

10.1	Common Stock Purchase Warrant issued to Lantern Advisers, LLC, on November 29, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s annual report on Form 10-K filed on April 7, 2008).

10.2	Common Stock Purchase Warrant issued to Donald Miller on July 5, 2007 (incorporated by reference to Exhibit 10.2 to the registrant’s annual report on Form 10-K filed on April 7, 2008).

10.3	2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K filed on April 7, 2008).

10.4
Form of Subscription Agreement entered into with purchasers of common stock on or about December 31, 2007 (incorporated by reference to Exhibit 10.4 to the registrant’s annual report on Form 10-K filed on April 7, 2008).

10.5	Western Capital Resources, Inc. Management Agreement, dated August 1, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-QSB for the quarter ended June 30, 2006).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2006).

16	Letter from Virchow Krause & Company, LLP (incorporated by reference to Exhibit 16.1 to the registrant’s current report on Form 8-K filed on February 19, 2008).

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the registrant’s annual report on Form 10-K filed on April 7, 2008).

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).