Form 10-Q/A
period 2008-03-31
WESTERN CAPITAL RESOURCES, INC.
filed 2009-05-04
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

11550 “I” Street, Suite 150, Omaha, Nebraska, 68137
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (402) 551-8888

2201 West Broadway, Suite 1, Council Bluffs, Iowa 51501
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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 2009, the registrant had outstanding 7,971,007 shares of common stock, no par value per share.

Western Capital Resources, Inc.

Index

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

Additionally, we announced that the Company’s Board of Directors was conducting an internal review of the propriety and categorization of certain expense reimbursements and certain other transactions.  This review has been completed.  As a result of that review and the execution of a settlement agreement with the former CEO, the Company determined that $175,000 of cost originally reported as a reduction of proceeds from stock issued in the consolidated statements of shareholders’ equity should be reported as an expense in the consolidated statements of operations.

This Form 10-Q/A reflects the restatement of our previously issued consolidated financial statements contained in this amended report. These adjustments are fully discussed in Note 2 to the condensed consolidated financial statements contained in this amended report.  Along with this amended report, we are filing our amended Form 10-K/A for the year ended December 31, 2007, our amended Quarterly Reports on Form 10-Q/A for the second and third quarters of fiscal 2008, and our Annual Report on Form 10-K for  fiscal 2008.

In addition, we have updated our consolidated financial statements to classify the results of operations for National Cash & Credit, LLC and the business we acquired from STEN Corporation (“NCC” and “STEN”), both of which were sold on December 31, 2008, as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  See Note 2 to the condensed consolidated financial statements for further description.

The following items have been amended as a result of the restatement:

Part I	Item 1. Financial Statements

Part I	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I	Item 4(T). Controls and Procedures

Because we have changed our corporate name since we originally filed our Quarterly Report on Form 10-Q for the period ended March 31, 2008, we have updated this amended report to reflect our current name.  Other than as described above or elsewhere if indicated, no other information in our original Quarterly Report on Form 10-Q for the period ended March 31, 2008 has been amended hereby as a result of the restatement contained in this amended report.  For updated information regarding the Company, please see our Annual Report on Form 10-K for the year ended December 31, 2008 which, as we indicate above, we are filing concurrently with this amended report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONTENTS

Page(s)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Operations	5

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	7

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Restated)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,835,973	$984,625
Loans receivable (less allowance for losses of $966,000 and $976,000)	3,591,410	4,117,497
Stock subscriptions receivable	-	4,422,300
Prepaid expenses and other	418,018	92,333
Deferred income taxes	443,000	662,000
Assets used in discontinued operations	850,405	-
TOTAL CURRENT ASSETS	9,138,806	10,278,755

PROPERTY AND EQUIPMENT	662,044	631,736

GOODWILL	8,041,722	7,905,746

INTANGIBLE ASSETS	342,886	347,586

DEFERRED INCOME TAX	78,000	109,000

OTHER	-	167,000

ASSETS USED IN DISCONTINUED OPERATIONS	629,319	-

TOTAL ASSETS	$18,892,777	$19,439,823

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$532,380	$1,733,844
Accounts payable - related parties	535,000	1,125,935
Accrued dividend payable	525,000	-
Deferred revenue	218,410	262,357
Liabilities from discontinued operations	32,110	-
TOTAL CURRENT LIABILITIES	1,842,900	3,122,136

SHAREHOLDERS' EQUITY
Series A convertible preferred stock, 10% cumulative dividends, $0.01 par value, $2.10 stated value, 10,000,000 shares authorized, issued and outstanding	100,000	100,000
Common stock, no par value, 240,000,000 shares authorized, 8,889,644 and 6,299,753 shares issued and outstanding	-	-
Additional paid-in capital	19,786,937	18,434,318
Retained earnings (deficit)	(2,837,060)	(2,216,631)
TOTAL SHAREHOLDERS’ EQUITY	17,049,877	16,317,687

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,892,777	$19,439,823

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Restated)

	Three months ended	Three months ended
	March 31, 2008 (Unaudited)	March 31, 2007 (Unaudited)
REVENUES
Loan fees	$2,203,980	$2,150,306
Check cashing fees	346,091	406,445
Guaranteed phone/Cricket fees	168,351	267,396
Other fees	61,969	47,526
	2,780,391	2,871,673

STORE EXPENSES
Salaries and benefits	734,689	683,971
Provisions for loan losses	341,270	273,482
Guaranteed phone/Cricket cost of sales	106,876	152,737
Occupancy	193,054	185,870
Advertising	85,526	126,289
Depreciation	26,955	34,688
Amortization of intangible assets	101,724	209,271
Other	332,465	290,319
	1,922,559	1,956,627

INCOME FROM STORES	857,832	915,046

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	300,291	378,210
Depreciation	9,796	10,292
Other	670,616	96,630
	980,703	485,132

INCOME (LOSS) FROM CONTINUING OPERATIONS	(122,871)	429,914

INCOME TAX EXPENSE (BENEFIT)	(30,100)	161,000

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(92,771)	268,914

LOSS FROM DISCONTINUED OPERATIONS	(2,658)	-

NET INCOME (LOSS)	(95,429)	268,914

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS (assumed for 2007)	(525,000)	(525,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(620,429)	$(256,086)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED
Continuing operations	$(0.08)	$(0.23)
Discontinued operations	0.00	0.00
Net income per common share	$(0.08)	$(0.23)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING -
Basic and diluted	8,150,208	1,125,000

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)

Three Months Ended March 31,	2008	2007
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net Income (Loss)	$(95,429)	$268,914
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	42,409	44,980
Amortization	116,778	209,271
Deferred income taxes	236,000	(30,000)
Loss on disposal of property and equipment	-	-
Changes in operating assets and liabilities
Loans receivable	721,390	638,694
Prepaid expenses and other assets	(192,907)	43,968
Accounts payable and accrued liabilities	(1,856,236)	33,656
Deferred revenue	(11,838)	(26,122)
Net cash provided (used) by operating activities	(1,039,833)	1,183,361

INVESTING ACTIVITIES
Purchase of property and equipment	(42,060)	(47,851)
Acquisition of stores, net of cash acquired	(351,900)	-
Net cash used by investing activities	(393,960)	(47,851)

FINANCING ACTIVITIES
Payments on notes payable	-	(530,000)
Collection on sales of stock	4,437,050	-
Dividends	-	(405,395)
Net cash provided (used) by financing activities	4,437,050	(935,395)

NET INCREASE (DECREASE) IN CASH	3,003,257	200,115

CASH
Beginning of period	984,625	1,265,460
End of period	3,987,882	1,465,575
Less: Cash of discounted operations	(151,909)	-
End of period, continuing operations	$3,835,973	$1,465,575

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$-	$191,000

Noncash investing and financing activities:
Dividend accrued	$525,000	$-
Stock issued for store acquisition	1,337,869	-

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 is not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K/A as of and for the year ended December 31, 2007. The condensed consolidated balance sheet at December 31, 2007, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

Western Capital Resources, Inc. (WCR, formerly known as URON Inc.) through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL) and National Cash & Credit, LLC (NCC), collectively referred to as the “Company,” provides retail financial services to individuals in the midwestern and southwestern United States. These services include non-recourse cash advance loans, title loans, check cashing and other money services. The Company also is a non-recourse reseller of guaranteed phone service and Cricket cellular phones. As of March 31, 2008, the Company operated 63 stores in 11 states (Nebraska, Wyoming, Utah, Iowa, North Dakota, South Dakota, Kansas, Wisconsin, Montana, Colorado and Arizona). As of March 31, 2007, Company operated in 55 stores in 10 states. The condensed consolidated financial statements include the accounts of WCR, WFL, and NCC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Pursuant to an Agreement and Plan of Merger and Reorganization dated December 13, 2007 (Merger Agreement), by and among WCR, WFL Acquisition Corp., a Wyoming corporation and wholly owned subsidiary of the WCR, and WFL, WFL Acquisition Corp. merged with and into WFL, with WFL remaining as the surviving entity and a wholly owned operating subsidiary of WCR. This transaction is referred to throughout this report as the “Merger.”

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

Included in loans receivable are cash advance loans that are currently due or past due and cash advance loans that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.  Cash advance loans are carried at cost less the allowance for doubtful accounts.  The Company does not specifically reserve for any individual cash advance loan.  The Company aggregates cash advance loans for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.  As a result of the Company’s collection efforts, it historically writes off approximately 35% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximately percentages: 1 to 30 days – 35%; 31 to 60 days – 60%; 61 to 90 days – 75%; 91 to 120 days – 80%; and 121 to 180 days – 86%.  All returned items are charged-off after 180 days, as collections after that date have not been significant.  The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

A rollforward of the Company’s loans receivable allowance for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007

Loans receivable allowance, beginning of period	$976,000	$762,000
Provision for loan losses charged to expense	341,270	273,482
Charge-offs, net	(351,270)	(364,856)
Loans receivable allowance, end of period	$966,000	$670,606

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2.	Restatement –

Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2007, management determined that the consolidated financial statements for the years ended December 31, 2007 and 2006, and subsequent interim reports for the quarterly periods through September 30, 2008 required restatement to correct errors related to allocation of purchase price to customer relationships as opposed to goodwill for historical acquisitions, correct an understatement of share-based compensation expense for fiscal 2007 and to re-categorize $175,000 of cost originally reported as a reduction of proceeds from common stock in the consolidated statements of shareholders’ equity to an expense in the consolidated statements of operations. The details of these items are as follows:

On December 31, 2007, we completed a reverse merger with WFL which included the purchase of certain intangible assets (customer lists).  After revisiting certain assumptions and the analysis used in the initial, valuation management concluded that allocation of purchase price to customer lists from historical acquisitions should have been increased with a corresponding decrease to goodwill in the amount of $2,296,493.  This resulted in an increase in amortization expense of $79,623 and $175,170 for the three month periods ended March 31, 2008 and 2007.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 29, 2007 we issued stock options and warrants to certain employees and nonemployees.  After revisiting certain assumptions and the analysis used in the initial valuation, management concluded that the valuation of the shares should have been recorded at $0.54 per share rather than $0.23 per share. This resulted in an increase in stock compensation expense of $20,700 for the three months ended March 31, 2008.

On April 9, 2009, the Company’s Board of Directors concluded its internal review of certain expense reimbursements and certain other transactions.  As a result of that review and the execution of a settlement agreement with the former CEO, the Company determined that $175,000 of cost originally reported, in the fourth quarter of 2007, as a reduction of proceeds from common stock in the consolidated statement of shareholders’ equity should be reported as an expense in the consolidated statements of operations.

In addition, we have updated our financial statements to classify the results of operations for NCC and STEN Corporation which were sold on December 31, 2008, as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The following tables represent the effect of the restatement and discontinued operations:

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2007	Reported	Adjustment	As Restated
ASSETS

CURRENT ASSETS
Cash	$984,625	$-	$984,625
Loans receivable (less allowance for losses of $976,000)	4,117,497	-	4,117,497
Stock subscriptions receivable	4,422,300	-	4,422,300
Prepaid expenses and other	92,333	-	92,333
Deferred income taxes	526,000	136,000	662,000
TOTAL CURRENT ASSETS	10,142,755	136,000	10,278,755

PROPERTY AND EQUIPMENT	631,736	-	631,736

GOODWILL	9,883,659	(1,977,913)	7,905,746

INTANGIBLE ASSETS	90,926	256,660	347,586

DEFERRED INCOME TAX	-	109,000	109,000

OTHER	167,000	-	167,000

TOTAL ASSETS	$20,916,076	$(1,476,253)	$19,439,823

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,908,844	$(175,000)	$1,733,844
Accounts payable - related parties	950,935	175,000	1,125,935
Accrued dividend payable	-	-	-
Deferred revenue	262,357	-	262,357
TOTAL CURRENT LIABILITIES	3,122,136	-	3,122,136

DEFERRED INCOME TAXES	545,000	(545,000)	-

TOTAL LIABILITES	3,667,136	(545,000)	3,122,136

SHAREHOLDERS' EQUITY
Series A convertible preferred stock	100,000	-	100,000
Common stock	-	-	-
Additional paid-in capital	17,639,318	795,000	18,434,318
Retained earnings (deficit)	(490,378)	(1,726,253)	(2,216,631)
TOTAL SHAREHOLDERS’ EQUITY	17,248,940	(931,253)	16,317,687

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,916,076	$(1,476,253)	$19,439,823

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2008	Reported	Adjustment	Discontinued Operations Adjustment	As Restated
ASSETS

CURRENT ASSETS
Cash	$3,987,882	$-	$(151,909)	$3,835,973
Loans receivable (less allowance for losses of $966,000)	4,246,684		(655,274)	3,591,410
Stock subscriptions receivable	-	-	-	-
Prepaid expenses and other	360,290	91,950	(34,222)	418,018
Deferred income taxes	386,000	66,000	(9,000)	443,000
Assets used in discontinued operations	-		850,405	850,405
TOTAL CURRENT ASSETS	8,980,856	157,950	-	9,138,806

PROPERTY AND EQUIPMENT	824,688	-	(162,644)	662,044

GOODWILL	10,483,388	(2,296,493)	(145,173)	8,041,722

INTANGIBLE ASSETS	163,771	495,617	(316,502)	342,886

DEFERRED INCOME TAX	-	83,000	(5,000)	78,000

ASSETS USED IN DISCONTINUED OPERATIONS	-	-	629,319	629,319

TOTAL ASSETS	$20,452,703	$(1,559,926)	$-	$18,892,777

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$498,430	$33,950	$-	$532,380
Accounts payable - related parties	535,000	-	-	535,000
Accrued dividend payable	525,000	-	-	525,000
Deferred revenue	250,520	-	(32,110)	218,410
Liabilities from discontinued operations	-	-	32,110	32,110
TOTAL CURRENT LIABILITIES	1,808,950	33,950	-	1,842,900

DEFERRED INCOME TAXES	601,000	(601,000)	-	-

TOTAL LIABILITES	2,409,950	(567,050)	-	1,842,900

SHAREHOLDERS' EQUITY
Series A convertible preferred stock	100,000	-	-	100,000
Common stock	-	-	-	-
Additional paid-in capital	18,991,937	795,000	-	19,786,937
Retained earnings (deficit)	(1,049,184)	(1,787,876)	-	(2,837,060)
TOTAL SHAREHOLDERS’ EQUITY	18,042,753	(992,876)	-	17,049,877

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,452,703	$(1,559,926)	$-	$18,892,777

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the three months ended March 31, 2007	Reported	Adjustment	As Restated
REVENUES
Loan fees	$2,150,306	$-	$2,150,306
Check cashing fees	406,445	-	406,445
Guaranteed phone/Cricket fees	267,396	-	267,396
Other fees	47,526	-	47,526
Total Revenue	2,871,673	-	2,871,673

STORE EXPENSES
Salaries and benefits	683,971	-	683,971
Provisions for loan losses	273,482	-	273,482
Guaranteed phone/Cricket cost of sales	152,737	-	152,737
Occupancy	185,870	-	185,870
Advertising	126,289	-	126,289
Depreciation	34,688	-	34,688
Amortization of intangible assets	34,101	175,170	209,271
Other	290,319	-	290,319
Total Store Expense	1,781,457	175,170	1,956,627

INCOME (LOSS) FROM STORES	1,090,216	(175,170)	915,046

GENERAL & ADMINISTRATIVE EXPENSE
Salaries and benefits	378,210	-	378,210
Depreciation	10,292	-	10,292
Merger transaction expenses	-	-	-
Other	96,630	-	96,630
	485,132	-	485,132

INCOME (LOSS) FROM CONTINUING OPERATIONS	605,084	(175,170)	429,914

INCOME TAX (BENEFIT) EXPENSE	228,000	(67,000)	161,000

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	377,084	(108,170)	268,914

INCOME FROM DISCONTINUED OPERATIONS	-	-	-

NET INCOME (LOSS)	377,084	(108,170)	268,914

ASSUMED SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS	(525,000)	-	(525,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(147,916)	$(108,170)	$(256,086)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED
Continuing operations	$(0.13)	$(0.10)	$(0.23)
Discontinued operations	(0.00)	(0.00)	(0.00)
Net (loss) per common share	$(0.13)	$(0.10)	$(0.23)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and diluted	1,125,000		1,125,000

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the three months ended March 31, 2008	Reported	Adjustment	Discontinued Operations Adjustment	As Restated
REVENUES
Loan fees	$2,250,276	$-	$(46,296)	$2,203,980
Check cashing fees	346,091	-	-	346,091
Guaranteed phone/Cricket fees	168,351	-	-	168,351
Title loan fees	62,738	-	(62,738)	-
Other fees	62,052	-	(83)	61,969
Total Revenue	2,889,508	-	(109,117)	2,780,391

STORE EXPENSES
Salaries and benefits	763,877	1,453	(30,641)	734,689
Provisions for loan losses	356,074	-	(14,804)	341,270
Guaranteed phone/Cricket cost of sales	106,876	-	-	106,876
Occupancy	218,664	-	(25,610)	193,054
Advertising	85,526	-	-	85,526
Depreciation	32,613	-	(5,658)	26,955
Amortization of intangible assets	37,155	79,623	(15,054)	101,724
Other	354,073	-	(21,608)	332,465
Total Store Expense	1,954,858	81,076	(113,375)	1,922,559

INCOME (LOSS) FROM STORES	934,650	(81,076)	4,258	857,832

GENERAL & ADMINISTRATIVE EXPENSE
Salaries and benefits	281,044	19,247	-	300,291
Depreciation	9,796	-	-	9,796
Merger transaction expenses	-	-	-	-
Other	670,616	-	-	670,616
	961,456	19,247	-	980,703

INCOME (LOSS) FROM CONTINUING OPERATIONS	(26,806)	(100,323)	4,258	(122,871)

INCOME TAX (BENEFIT) EXPENSE	7,000	(38,700)	1,600	(30,100)

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(33,806)	(61,623)	2,658	(92,771)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(2,658)	(2,658)

NET LOSS	(33,806)	(61,623)	-	(95,429)

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS	(525,000)	-	-	(525,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(558,806)	$(61,623)	$-	$(620,429)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED
Continuing operations	$(0.07)	$(0.01)	$-	$(0.08)
Discontinued operations	-	-	-	-
Net (loss) per common share	$(0.07)	$(0.01)	$-	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and diluted	8,150,208			8,150,208

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions –

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

The Company's CEO at the time of the acquisition had a material financial interest in NCC. The CEO’s ownership and conditions of the Exchange Agreement were disclosed to the Company's Board of Directors, which approved the Exchange Agreement.

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

Under the purchase method of accounting the assets and liabilities of the acquisitions were recorded at their respective estimated fair values as of the applicable purchase date as follows:

2008

Cash	$139,017
Loans receivable	850,577
Property and equipment	193,301
Intangible assets	468,850
Goodwill	240,879
Current liabilities	(63,837)

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

	Three Month Ended March 31,
	2008	2007
Pro forma revenue	$3,206,209	$3,384,032
Pro forma net income (loss)	(34,153)	366,434
Pro forma net loss per common share – basic and diluted	$(0.07)	$(0.14)

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Shareholders’ Equity –

During the quarter ended March 31, 2008, 1,475,000 options (mostly which were held by related parties) were exercised at an exercise price of $.01 per share. Also, 125,000 options and warrants were cancelled.

5.	Risks Inherent in the Operating Environment –

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

For the three months ended March 31, 2008 and 2007, the Company had significant revenues by state as follows:

	2008 % of Revenues	2007 % of Revenues
Wyoming	10%	-
Iowa	12%	11%
Nebraska	28%	29%

6.	Dividend Declaration and Payment-

On March 17, 2008, the Board of Directors of the Company approved the payment of the first quarter 2008 dividend on the Company's Series A Convertible Preferred Stock in the amount of $525,000. The dividends were paid on April 1, 2008.

7.	Other Expense-

A breakout of other expense is as follows:

	Three Months Ended March 31,
	2008	2007

Store expenses:
Insurance	$25,219	$16,454
Collection costs	63,134	38,204
Repairs & maintenance	34,425	27,501
Supplies	29,323	41,683
Telephone and utilities	68,446	72,359
Other	111,918	94,118
	$332,465	$290,319

General & administrative expenses:
Professional fees	593,154	-
Other	77,462	96,630
	$670,616	$96,630

8.	Subsequent Events-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

As previously described in the “Explanation of Our Restatement” preface to this amendment, we have restated our consolidated financial statements for the years ended December 31, 2007 and 2006, and subsequent interim reports for the quarterly periods through September 30, 2008, to correct errors related to the allocation of purchase price to customer relationships as opposed to goodwill for historical acquisitions, correct an understatement of share-based compensation expense for fiscal 2007 and to re-categorize $175,000 of costs originally reported as a reduction of proceeds from common stock in the consolidated statements of shareholders' equity to an expense in the consolidated statements of operations.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement and discontinued operations which is more fully described in Note 2 to our condensed consolidated financial statements.  Except as amended to reflect the restatements previously described, the information in this Item 2 has not been updated and continues to speak as of the date of the original filing.

Forward-Looking Statements

Except for the historical information contained herein, the matters discussed in this Report on Form 10-Q/A are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Numerous factors, risks and uncertainties affect the Company’s operating results and could cause the Company’s actual results to differ materially from forecasts and estimates or from any other forward-looking statements made by, or on behalf of, the Company, and there can be no assurance that future results will meet expectations, estimates or projections. Further information regarding these and other risks is included in the “Risk Factors” section of our most recent Annual Report on Form 10-K for fiscal 2008.

Overview

Throughout this report, we refer to Western Capital Resources, Inc., a Minnesota corporation, as “we,” “us,” “Western Capital Resources” and the “Company.” Prior to July 29, 2008, the Company’s corporate name was URON Inc.

Pursuant to the December 13, 2007 Merger Agreement, WFL Acquisition Corp. merged with and into Wyoming Financial Lenders, Inc., with Wyoming Financial Lenders remaining as the surviving entity and a wholly owned operating subsidiary of the Company. As indicated above, this transaction is referred to throughout this report as the “Merger”. The Merger was effective as of the close of business on December 31, 2007.

Since the Merger, the Company (primarily through Wyoming Financial Lenders, Inc.) provides retail financial services to individuals in the mid-western and southwester United States. These services include non-recourse cash advance loans, check cashing and other money services. At the close of business on December 31, 2007, the Company owned and operated 52 stores in ten states (Colorado, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming). As of May 15, 2008 (the date on which we originally filed the quarterly report for the period covered by this amended report), we owned and operated a total of 61 stores in the foregoing states and Arizona.

On February 26, 2008, we entered into an Exchange Agreement with National Cash & Credit, LLC., a Minnesota limited liability company, and its members. Under the Exchange Agreement, the members of National Cash & Credit assigned to us all of the outstanding membership interests in National Cash & Credit in exchange for our issuance to them of an aggregate of 1,114,891 shares of common stock and a cash payment of $100,000. The closing of the transactions contemplated by the Exchange Agreement occurred effective as of February 26, 2008. As a result of this transaction, we acquired five new stores located in the Phoenix, Arizona market. These stores engage in cash advance lending and title lending.

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

We also have 10,000,000 shares of Series A Convertible Preferred Stock (10% cumulative dividends, $0.01 par value, $2.10 stated value) authorized, issued and outstanding. Our board of directors votes quarterly to approve this dividend in the amount of $525,000, which represents an annual cost to us of $2.1 million. The dividend can be paid either in cash or in shares of our common stock at the investor's discretion. This dividend is calculated in to the net income or loss available to common stockholders.

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

As of May 15, 2008, legislation was pending in Arizona which would have extended a law permitting cash advance loans. In the absence of such legislation, law permitting cash advance loans was set to “sunset” or expire at the end of 2009. The failure to extend or outrightly permit cash advance lending would negatively affect us. In Nebraska, legislation was introduced to ban all cash advance loans in Nebraska. This bill was ultimately defeated. Nevertheless, since we derive approximately 36% (for the 12 months ended December 31, 2007) of our revenues in Nebraska, any subsequent attempts to pass similar legislation in Nebraska, or other legislation that would restrict our ability to make cash advance loans in Nebraska, would pose significant risks to our business.

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

Included in loans receivable are cash advance loans that are currently due or past due and cash advance loans that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.  Cash advance loans are carried at cost less the allowance for doubtful accounts.  The Company does not specifically reserve for any individual cash advance loan.  The Company aggregates cash advance loans for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends notes in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.  As a result of the Company’s collection efforts, it historically experiences returned items of approximately 6.5% of gross loans written and writes off approximately 35% of these returned items.  All returned items are charged-off after 180 days, as collections after that date have not been significant.  The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.  The Company uses a third party collection agency to assist in the collection of the loan collateral related to title loans, when and as the Company determines appropriate.

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

During 2007, we granted 1,600,000 shares of restricted stock options and warrants to certain of our employees and non-employees.  There were 11 recipients of these grants. These options and warrants vested upon the successful completion of the Merger on December 31, 2007.  We estimated that the grant date fair market value of these restricted options and warrants totaled $864,000 ($0.54 per share) at the time of issuance.  The market price of our common stock on November 29, 2007 (the date of issuance) was $1.80, and the exercise price for all of those options and warrants was $0.01 per share.  During 2007, we also granted warrants to a Company adviser for the purchase of up to 400,000 common shares at $0.01 per share.  These warrants vested upon the successful completion of the merger on December 31, 2007.  We estimated that the grant date fair market value of these restricted warrants totaled $216,000 at the time of issuance ($0.54 per share).  These warrants were not exercised as of May 15, 2008.

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

* Option was later cancelled.

Results of Operations - Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

For the three month period ended March 31, 2008, net loss was $95,429 compared to net income of $268,914 for the three months ended March 31, 2007. During the three months ended March 31, 2008, loss before income taxes was $122,871 compared to income before income taxes of $429,914 for the three months ended March 31, 2007. The major components of each of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense, are discussed below.

Revenues

Revenues totaled $2.78 million for the three months ended March 31, 2008 compared to $2.87 million for the three months ended March 31, 2007. This decrease resulted from a decrease in both check cashing fees and, as anticipated, Guaranteed phone/Cricket fees. During the three-month period ended March 31, 2008 we originated approximately $15.4 million in cash advance loans compared to $14.4 million during the 2007 interim period. Our average loan (including fee) totaled approximately $341 during the period ended March 31, 2008 versus $336 in the 2007 interim period. Our average fee rate for the three months ended March 31, 2008 was $50 compared to $49 for the 2007 interim period. Revenues from check cashing, guaranteed phone/Cricket phone fees, and other sources totaled $576,000 and $721,000 for the three month periods ended March 31, 2008 and 2007, respectively.

The following table summarizes our revenues for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
			(percentage of revenues)
Loan Fees	$2,203,980	$2,150,306	79.3%	74.9%
Check cashing fees	346,091	406,445	12.5%	14.2%
Guaranteed phone/Cricket fees	168,351	267,396	6.0%	9.3%
Other fees	61,969	47,526	2.2%	1.6%
Total	$2,780,391	$2,871,673	100.0%	100.0%

Store Expenses

Total expenses associated with store operations for the three months ended March 31, 2008 were $1.92 million compared to $1.96 million for the three months ended March 31, 2007. The most significant components of these expenses were salaries and benefits, provisions for loan losses, guaranteed phone/Cricket costs of sales, occupancy costs, advertising expenses, depreciation of store equipment, amortization of intangible assets and other expenses associated with store operations.

Our most significant increases in store expenses from the two interim periods related to salaries and benefits for our store employees, provisions for loan losses, and our costs of occupancy. As with our fiscal year-end results, guaranteed phone/Cricket phone costs of sales showed continued reductions in expense resulting from slowing guaranteed phone/Cricket phone sales overall. In the three months ending March 31, 2008 we also modestly decreased advertising expenses. A discussion of the various components of our store expenses for the three months ended March 31, 2008 appears below.

Salaries and Benefits. Payroll and related costs at the store level were $735,000 compared to $684,000 for the periods ended March 31, 2008 and 2007, respectively. Increased salaries and benefits expense resulted from of our addition of several store locations. We expect that, with anticipated continued store growth, these salaries and benefits expenses will continue to increase.

Provisions for Loan Losses. For the three months ended March 31, 2008 our provisions for loan losses were $341,000. For the three months ended March 31, 2007 such provisions were $273,000. Our provisions for loan losses represented approximately 15.5% and 12.7% of our loan fee revenue for the three months ended March 31, 2008 and 2007, respectively. We are currently experiencing a more challenging collections environment mainly reflected by increased bankruptcy filings, higher energy and other prices. Presently, we do not foresee any certain end to the current economic downturn and as a result we expect higher loan losses during fiscal 2008 than those we experienced during 2007.

Guaranteed phone/Cricket. Guaranteed phone/Cricket costs (reflecting costs of sales of such items) increased from $153,000 for the three months ended March 31, 2007 to $107,000 for the three months ended March 31, 2008, a decrease of $46,000. This decrease has followed our expectations that our guaranteed phone/Cricket phone line of business will become increasingly less significant to our overall revenues as consumers move away from home phones in general (which is where the guaranteed phone/Cricket phone product is used) toward cell phones. By the end of fiscal 2008, we do not expect that this line of business will be significant.

Occupancy Costs. Occupancy expenses, comprised mainly of store leases, were $193,000 for the three months ended March 31, 2008 versus $186,000 for the three months ended March 31, 2007. The increase in our occupancy expenses relates to our acquisitions and operation of more stores during the most recent three-month period. In general, as we pursue a growth by small acquisitions strategy, we expect this trend to continue for the foreseeable future.

Advertising. Advertising and marketing expenses were $86,000 during the three-month period ended March 31, 2008 as compared to $126,000 during the three month period ended March 31, 2007. In general, we expect that our marketing and advertising expenses for fiscal 2008 will remain relatively stable but will increase overall, as compared to fiscal 2007, if we are successful in implementing our acquisition strategy during the year.

Depreciation. Depreciation, relating to store equipment and capital expenditures for stores, decreased from $35,000 for the three months ended March 31, 2007 to $27,000 for the three months ended March 31, 2008.

Amortization of Intangible Assets. Amortization of intangible assets were higher for the two interim periods, being $102,000 for the three months ended March 31, 2008 versus $209,000 for the three months ended March 31, 2007.  The significant increase in amortization in 2008 was due to the change in customer relationships recorded as an intangible asset rather than goodwill.

Other. Other expenses were $332,000 for the three months ended March 31, 2008 versus $290,000 for the three months ended March 31, 2007 primarily due higher costs associated with operating a higher number of stores on a year over year basis.

General and Administrative Expenses

Total general and administrative costs for the three months ended March 31, 2008 were $981,000 compared to $485,000 for the period ended March 31, 2007. For the three-month period ended March 31, 2008, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, depreciation of certain headquarters-related equipment, and utilities, office supplies and other minor costs, professional fees for accounting and legal services (collectively grouped as “other” costs). A discussion of the various components of our general and administrative costs for the three months ended March 31, 2008 and 2007 appears below:

Salaries and Benefits. Salaries and benefits expenses for the three months ended March 31, 2008 were $300,000, and $378,000, a decrease of $78,000 in such expenses during period ended March 31, 2007.

Depreciation. Depreciation for the period ended March 31, 2008 compared to March 31, 2007 remained consistent at $10,000. Depreciation relates primarily to equipment and capital improvements at the Company’s corporate headquarters.

Other General and Administrative Expenses. Other general and administrative expenses, which includes professional fees for accounting and legal services, consulting services related to Sarbanes-Oxley compliance, utilities, office supplies, collection costs and other minor costs associated with corporate headquarters activities, aggregated to $671,000 for the three months ended March 31, 2008 versus $97,000 for the three months ended March 31, 2007. We do not expect these types of costs to decrease to their fiscal 2007 levels, as most of them are attributed to efforts to comply with various rules and regulations applicable to public reporting companies.

Total Operating Expenses

Our total operating expenses for the three months ended March 31, 2008 were $2.90 million compared to $2.44 million for the comparable period for 2007. Overall, the $460,000 decrease in operating expenses relates to our discontinued operations.

Income Tax Expense

Income tax benefit for the period ended March 31, 2008 was $30,100 compared to income tax expense of $161,000 for the period ended March 31, 2007, which decreased primarily as a result of our net loss before taxes for the 2008 period of $123,000 versus net income before taxes for the 2007 period of $430,000.

Discontinued Operations

Loss from discontinued operations was $2,658 for the three months ended March 31, 2008.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three Months Ended March 31,
	2008	2007
Cash flows provided (used) by :
Operating activities	$(1,039,833)	$1,183,361
Investing activities	(393,960)	(47,851)
Financing activities	4,437,050	(935,395)
Net increase in cash	3,003,257	200,115
Cash, beginning of period	984,625	1,265,460
Cash, end of period	$3,987,882	$1,465,575

At March 31, 2008 we had cash, from continuing operations, of $3.84 million compared to cash of $984,000 on December 31, 2007. The increase results mainly from our receipt of cash in the private placement transaction that closed simultaneously with the Merger. For fiscal year 2008, we believe that our available cash, combined with expected cash flows from operations, will be sufficient to fund our liquidity and capital expenditure requirements during fiscal 2008. Our expected short-term uses of cash include funding of operating activities, anticipated increases in payday loans, dividend payments on our Series A preferred stock (to the extent approved by the Board of Directors), and the financing of expansion activities, including new store openings and store acquisitions.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On March 31, 2008, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, except for the item noted below, our disclosure controls and procedures were effective.

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

In addition, subsequent to the fiscal quarter covered by this report, but prior to the filing of this Form 10-Q/A, several remedial measures were identified and implemented in response to the conclusion reached by our Chief Executive and Chief Financial Officer that, as of December 31, 2008, our disclosure controls and procedures were not effective.  For further information relating to our assessment of disclosure controls and procedures generally, and our internal control over financial reporting more particularly, including our remediation plan, see our Annual Report on Form 10-K for fiscal year ended December 31, 2008 filed contemporaneously with this Form 10-Q/A.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls.

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

Dated: May 4, 2009	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer, Chief Operating Officer and Interim Chief Financial Officer