Form 10-Q/A
period 2008-06-30
WESTERN CAPITAL RESOURCES, INC.
filed 2009-05-04
CIK 1363958

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

11550 “I” Street, Suite 150, Omaha, Nebraska 68137
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

This Form 10-Q/A reflects the restatement of our previously issued consolidated financial statements contained in this amended report for the period ended June 30, 2008.  These adjustments are fully discussed in Note 2 to the condensed consolidated financial statements contained in this amended report.  Along with this amended report, we are filing our amended Form 10-K/A for the year ended December 31, 2007, our amended Quarterly Reports on Form 10-Q/A for the first and third quarters of fiscal 2008 and our Annual Report on Form 10-K for  fiscal 2008.

In addition, we have updated our consolidated financial statements to classify the results of operations for National Cash & Credit, LLC and the business we acquired from STEN Corporation (“NCC” and “STEN”), both of which were sold on December 31, 2008, as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  See Note 2 to our condensed consolidated financial statements for further description.

The following items have been amended as a result of the restatement:

Part I	Item 1. Financial Statements

Part I	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I	Item 4(T). Controls and Procedures

Other than as described above or elsewhere if indicated, no other information in our original Quarterly Report on Form 10-Q for the period ended June 30, 2008 has been amended hereby as a result of the restatement contained in this amended report. For updated information regarding the Company, please see our Annual Report on Form 10-K for the year ended December 31, 2008 which, as we indicate above, we are filing concurrently with this amended report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONTENTS

Page(s)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Operations	5

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	7

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Restated)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,198,182	$984,625
Loans receivable (less allowance for losses of $933,000 and $976,000)	4,085,714	4,117,497
Stock subscriptions receivable	-	4,422,300
Prepaid expenses and other	276,662	92,333
Deferred income taxes	445,000	662,000
Assets used in discontinued operations	919,043	-
TOTAL CURRENT ASSETS	8,924,601	10,278,755

PROPERTY AND EQUIPMENT	672,248	631,736

GOODWILL	8,001,722	7,905,746

INTANGIBLE ASSETS	268,573	347,586

DEFERRED INCOME TAX	35,000	109,000

OTHER	-	167,000

ASSETS USED IN DISCONTINUED OPERATIONS	650,106	-

TOTAL ASSETS	$18,552,250	$19,439,823

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$974,515	$1,733,844
Accounts payable - related parties	-	1,125,935
Accrued dividend payable	525,000	-
Deferred revenue	264,349	262,357
Liabilities from discontinued operations	26,968	-
TOTAL CURRENT LIABILITIES	1,790,832	3,122,136

SHAREHOLDERS' EQUITY
Series A convertible preferred stock, 10% cumulative dividends, $0.01 par value, $2.10 stated value. 10,000,000 shares authorized, issued and outstanding	100,000	100,000
Common stock, no par value, 240,000,000 shares authorized, 8,889,644 and 6,299,753 shares issued and outstanding	-	-
Additional paid-in capital	19,776,643	18,434,318
Retained earnings (deficit)	(3,115,225)	(2,216,631)
TOTAL SHAREHOLDERS’ EQUITY	16,761,418	16,317,687

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,552,250	$19,439,823

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Restated)

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
REVENUES
Loan fees	$2,428,834	$2,197,206	$4,632,814	$4,347,512
Check cashing fees	283,063	325,295	629,154	731,740
Guaranteed phone/Cricket fees	145,331	171,247	313,682	438,643
Other fees	42,986	36,894	104,955	84,420
	2,900,214	2,730,642	5,680,605	5,602,315

STORE EXPENSES
Salaries and benefits	753,302	638,639	1,487,991	1,322,610
Provisions for loan losses	410,532	369,656	751,802	643,138
Guaranteed phone/Cricket cost of sales	66,427	103,662	173,303	256,399
Occupancy	236,495	188,568	429,549	374,438
Advertising	92,519	96,188	178,045	222,477
Depreciation	31,102	23,209	58,057	57,897
Amortization of intangible assets	114,314	209,271	216,038	418,452
Other	336,289	214,775	668,754	505,094
	2,040,980	1,843,968	3,963,539	3,800,595

INCOME FROM STORES	859,234	886,674	1,717,066	1,801,720

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	315,349	231,905	615,640	610,115
Depreciation	7,180	11,125	16,976	21,417
Other	170,942	93,196	841,558	189,826
	493,471	336,226	1,474,174	821,358

INCOME FROM CONTINUING OPERATIONS	365,763	550,448	242,892	980,362

INCOME TAX EXPENSE	146,000	206,000	115,900	367,000

NET INCOME BEFORE DISCONTINUED OPERATIONS	219,763	344,448	126,992	613,362

INCOME FROM DISCONTINUED OPERATIONS	27,072	-	24,414	-

NET INCOME	246,835	344,448	151,406	613,362

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS (assumed for 2007)	(525,000)	(525,000)	(1,050,000)	(1,050,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(278,165)	$(180,552)	$(898,594)	$(436,638)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED
Continuing operations	$0.03	$(0.16)	$(0.11)	$(0.39)
Discontinued operations	-	-	-	-
Net income per common share	$0.03	$(0.16)	$(0.11)	$(0.39)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING -
Basic and diluted	8,889,644	1,125,000	8,178,339	1,125,000

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)

Six Months Ended June 30,	2008	2007
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net Income	$151,406	613,362
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	98,121	79,314
Amortization	276,252	418,544
Deferred income taxes	241,000	54,000
Changes in operating assets and liabilities
Loans receivable	123,919	147,364
Prepaid expenses and other assets	(44,289)	43,430
Accounts payable and accrued liabilities	(1,940,981)	(18,877)
Deferred revenue	20,840	6,825
Net cash provided (used) by operating activities	(1,073,732)	1,343,962

INVESTING ACTIVITIES
Purchase of property and equipment	(159,924)	(90,655)
Acquisition of stores, net of cash acquired	(351,900)	-
Net cash used by investing activities	(511,824)	(90,655)

FINANCING ACTIVITIES
Payments on notes payable	-	(530,000)
Collection on sales of stock	4,437,050	-
Cost of raising capital	(10,295)	-
Dividends	(525,000)	(608,748)
Net cash provided (used) by financing activities	3,901,755	(1,138,748)

NET INCREASE IN CASH	2,316,199	114,559

CASH
Beginning of period	984,625	1,265,460
End of period	3,300,824	1,380,019
Less: Cash of discontinued operations	(102,642)	-
End of period, continuing operations	$3,198,182	$1,380,019

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$-	$191,000

Noncash investing and financing activities:
Dividend accrued	$525,000	$-
Stock issued for store acquisition	1,337,869	-

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

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

Pursuant to an Agreement and Plan of Merger and Reorganization dated December 13, 2007 (Merger Agreement), by and among WCR, WFL Acquisition Corp., a Wyoming corporation and wholly owned subsidiary of the WCR, and WFL, WFL Acquisition Corp. merged with and into WFL, with WFL remaining as the surviving entity and a wholly owned operating subsidiary of the WCR. This transaction is referred to throughout this report as the “Merger.”

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

A rollforward of the Company’s loans receivable allowance for the six months ended June 30, 2008 and 2007 is as follows:

	Six Months Ended June 30,
	2008	2007

Loans receivable allowance, beginning of period	$976,000	$762,000
Provision for loan losses charged to expense	752,000	643,000
Charge-offs, net	(795,000)	(644,000)
Loans receivable allowance, end of period	$933,000	$761,000

The Company entered into the title loan business with the acquisition of NCC in February 2008. Currently, title loans are not a significant portion of the Company’s loan receivable portfolio.

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

Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2007, management determined that the consolidated financial statements for the years ended December 31, 2007 and 2006, and subsequent interim reports for the quarterly periods through September 30, 2008 required restatement to correct errors related to allocation of purchase price to customer relationships as opposed to goodwill for historical acquisitions, correct an understatement of share-based compensation expense for fiscal 2007 and to re-categorize $175,000 of costs originally reported as a reduction of proceeds from common stock issued in the consolidated statements of shareholders’ equity to an expense in the consolidated statements of operations.  The details of these items are as follows.

On December 31, 2007, we completed a reverse merger with WFL. which included the purchase of certain intangible assets (customer lists).  After revisiting certain assumptions and the analysis used in the initial, valuation management concluded that allocation of purchase price to customer lists from historical acquisitions should have been increased with a corresponding decrease to goodwill in the amount of $1,977,913.  This resulted in an increase in amortization expense of $175,170 and $111,763 for the three month period ended June 30, 2007 and 2008 and $350,340 and $191,386 for the six month period ended June 30, 2007 and 2008.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 29, 2007 we issued stock options and warrants to certain employees and nonemployees.  After revisiting certain assumptions and the analysis used in the initial valuation, management concluded that the valuation of the shares should have been recorded at $0.54 per share rather than $0.23 per share. This resulted in an increase in share-based compensation expense of $20,700 for the six months ended June 30, 2008.

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

In addition, we have updated our financial statements to classify the results of operations for NCC and STEN Corporation which was sold on December 31, 2008, as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The following tables represent the effect of the restatement and discontinued operations:

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2007

	Reported	Adjustment	As Restated
ASSETS

CURRENT ASSETS
Cash	$984,625	$-	$984,625
Loans receivable (less allowance for losses of $976,000)	4,117,497	-	4,117,497
Stock subscriptions receivable	4,422,300	-	4,422,300
Prepaid expenses and other	92,333	-	92,333
Deferred income taxes	526,000	136,000	662,000
TOTAL CURRENT ASSETS	10,142,755	136,000	10,278,755

PROPERTY AND EQUIPMENT	631,736	-	631,736

GOODWILL	9,883,659	(1,977,913)	7,905,746

INTANGIBLE ASSETS	90,926	256,660	347,586

DEFERRED INCOME TAX	-	109,000	109,000

OTHER	167,000	-	167,000

TOTAL ASSETS	$20,916,076	$(1,476,253)	$19,439,823

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,908,844	$(175,000)	$1,733,844
Accounts payable - related parties	950,935	175,000	1,125,935
Accrued dividend payable	-	-	-
Deferred revenue	262,357	-	262,357
TOTAL CURRENT LIABILITIES	3,122,136	-	3,122,136

DEFERRED INCOME TAXES	545,000	(545,000)	-

TOTAL LIABILITES	3,667,136	(545,000)	3,122,136

SHAREHOLDERS' EQUITY
Series A convertible preferred stock	100,000	-	100,000
Common stock	-	-	-
Additional paid-in capital	17,639,318	795,000	18,434,318
Retained earnings (deficit)	(490,378)	(1,726,253)	(2,216,631)
TOTAL SHAREHOLDERS’ EQUITY	17,248,940	(931,253)	16,317,687

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,916,076	$(1,476,253)	$19,439,823

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2008	Reported	Adjustment	Discontinued Operations Adjustment	As Restated
ASSETS

CURRENT ASSETS
Cash	$3,300,824	$-	$(102,642)	$3,198,182
Loans receivable (less allowance for losses of $933,000)	4,844,155	-	(758,441)	4,085,714
Stock subscriptions receivable	-	-	-	-
Prepaid expenses and other	211,672	91,950	(26,960)	276,662
Deferred income taxes	410,000	66,000	(31,000)	445,000
Assets used in discontinued operations	-		919,043	919,043
TOTAL CURRENT ASSETS	8,766,651	157,950	-	8,924,601

PROPERTY AND EQUIPMENT	886,840	-	(214,592)	672,248

GOODWILL	10,443,388	(2,296,493)	(145,173)	8,001,722

INTANGIBLE ASSETS	156,060	383,854	(271,341)	268,573

DEFERRED INCOME TAX	-	54,000	(19,000)	35,000

ASSETS USED IN DISCONTINUED OPERATIONS	-	-	650,106	650,106

TOTAL ASSETS	$20,252,939	$(1,700,689)	$-	$18,552,250

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$948,685	$33,950	$(8,120)	$974,515
Accrued dividend payable	525,000	-	-	525,000
Deferred revenue	283,197	-	(18,848)	264,349
Liabilities from discontinued operations	-	-	26,968	26,968
TOTAL CURRENT LIABILITIES	1,756,882	33,950	-	1,790,832

DEFERRED INCOME TAXES	672,000	(672,000)	-	-

TOTAL LIABILITES	2,428,882	(638,050)	-	1,790,832

SHAREHOLDERS' EQUITY
Series A convertible preferred stock	100,000	-	-	100,000
Common stock	-	-	-	-
Additional paid-in capital	18,981,643	795,000		19,776,643
Retained earnings (deficit)	(1,257,586)	(1,857,639)	-	(3,115,225)
TOTAL SHAREHOLDERS’ EQUITY	17,824,057	(1,062,639)	-	16,761,418

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,252,939	$(1,700,689)	$-	$18,552,250

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the three months ended June 30, 2007	Reported	Adjustment	As Restated
REVENUES
Loan fees	$2,197,206	$-	$2,197,206
Check cashing fees	325,295	-	325,295
Guaranteed phone/Cricket fees	171,247	-	171,247
Other fees	36,894	-	36,894
Total Revenue	2,730,642	-	2,730,642

STORE EXPENSES
Salaries and benefits	638,639		638,639
Provisions for loan losses	369,656		369,656
Guaranteed phone/Cricket cost of sales	103,662		103,662
Occupancy	188,568		188,568
Advertising	96,188		96,188
Depreciation	23,209		23,209
Amortization of intangible assets	34,101	175,170	209,271
Other	214,775		214,775
Total Store Expense	1,668,798	175,170	1,843,968

INCOME (LOSS) FROM STORES	1,061,844	(175,170)	886,674

GENERAL & ADMINISTRATIVE EXPENSE
Salaries and benefits	231,905	-	231,905
Depreciation	11,125	-	11,125
Other	93,196	-	93,196
	336,226	-	336,226

INCOME (LOSS) FROM CONTINUING OPERATIONS	725,618	(175,170)	550,448

INCOME TAX EXPENSE (BENEFIT)	273,000	(67,000)	206,000

NET INCOME (LOSS)	452,618	(108,170)	344,448

ASSUMED SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS	(525,000)	-	(525,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(72,382)	$(108,170)	$(180,552)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.06)	$(0.10)	$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and diluted	1,125,000		1,125,000

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the six months ended June 30, 2007	Reported	Adjustment	As Restated
REVENUES
Loan fees	$4,347,512	$-	$4,347,512
Check cashing fees	731,740	-	731,740
Guaranteed phone/Cricket fees	438,643	-	438,643
Other fees	84,420	-	84,420
Total Revenue	5,602,315	-	5,602,315

STORE EXPENSES
Salaries and benefits	1,322,610	-	1,322,610
Provisions for loan losses	643,138	-	643,138
Guaranteed phone/Cricket cost of sales	256,399	-	256,399
Occupancy	374,438	-	374,438
Advertising	222,477	-	222,477
Depreciation	57,897	-	57,897
Amortization of intangible assets	68,202	350,340	418,542
Other	505,094	-	505,094
Total Store Expense	3,450,255	350,340	3,800,595

INCOME (LOSS) FROM STORES	2,152,060	(350,340)	1,801,720

GENERAL & ADMINISTRATIVE EXPENSE
Salaries and benefits	610,115	-	610,115
Depreciation	21,417	-	21,417
Other	189,826	-	189,826
	821,358	-	821,358

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,330,702	(350,340)	980,362

INCOME TAX EXPENSE (BENEFIT)	501,000	(134,000)	367,000

NET INCOME (LOSS)	829,702	(216,340)	613,362

ASSUMED SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS	(1,050,000)	-	(1,050,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(220,298)	$(216,340)	$(436,638)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.20)	$(0.19)	$(0.39)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and diluted	1,125,000		1,125,000

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the three months ended June 30, 2008	Reported	Adjustment	Discontinued Operations Adjustment	As Restated
REVENUES
Loan fees	$2,624,365	$-	$(195,531)	$2,428,834
Check cashing fees	283,063	-	-	283,063
Guaranteed phone/Cricket fees	145,331	-	-	145,331
Title loan fees	158,902	-	(158,902)	-
Other fees	43,240	-	(254)	42,986
Total Revenue	3,254,901	-	(354,687)	2,900,214

STORE EXPENSES
Salaries and benefits	846,970	-	(93,668)	753,302
Provisions for loan losses	438,882	-	(28,350)	410,532
Guaranteed phone/Cricket cost of sales	66,427	-	-	66,427
Occupancy	299,401	-	(62,906)	236,495
Advertising	93,094	-	(575)	92,519
Depreciation	48,532	-	(17,430)	31,102
Amortization of intangible assets	47,711	111,763	(45,160)	114,314
Other	399,815	-	(63,526)	336,289
Total Store Expense	2,240,832	111,763	(311,615)	2,040,980

INCOME (LOSS) FROM STORES	1,014,069	(111,763)	(43,072)	859,234

GENERAL & ADMINISTRATIVE EXPENSE
Salaries and benefits	315,349	-	-	315,349
Depreciation	7,180	-	-	7,180
Other	170,942	-	-	170,942
	493,471	-	-	493,471

INCOME (LOSS) FROM CONTINUING OPERATIONS	520,598	(111,763)	(43,072)	365,763

INCOME TAX EXPENSE (BENEFIT)	204,000	(42,000)	(16,000)	146,000

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	316,598	(69,763)	(27,072)	219,763

INCOME FROM DISCONTINUED OPERATIONS	-	-	27,072	27,072

NET INCOME (LOSS)	316,598	(69,763)	-	246,835

ASSUMED SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS	(525,000)	-	-	(525,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(208,402)	$(69,763)	$-	$(278,165)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED
Continuing operations	$(0.02)	$(0.01)	$-	$(0.03)
Discontinued operations	-	-	-	-
Net income per common share	$(0.02)	$(0.01)	$-	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and diluted	8,889,644			8,889,644

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the six months ended June 30, 2008	Reported	Adjustment	Discontinued Operations Adjustment	As Restated
REVENUES
Loan fees	$4,874,641	$-	$(241,827)	$4,632,814
Check cashing fees	629,154	-		629,154
Guaranteed phone/Cricket fees	313,682	-		313,682
Title loan fees	221,640	-	(221,640)	-
Other fees	105,292	-	(337)	104,955
Total Revenue	6,144,409	-	(463,804)	5,680,605

STORE EXPENSES
Salaries and benefits	1,610,847	1,453	(124,309)	1,487,991
Provisions for loan losses	794,956		(43,154)	751,802
Guaranteed phone/Cricket cost of sales	173,303		-	173,303
Occupancy	518,065		(88,516)	429,549
Advertising	178,620		(575)	178,045
Depreciation	81,145		(23,088)	58,057
Amortization of intangible assets	84,866	191,386	(60,214)	216,038
Other	753,888		(85,134)	668,754
Total Store Expense	4,195,690	192,839	(424,990)	3,963,539

INCOME (LOSS) FROM STORES	1,948,719	(192,839)	(38,814)	1,717,066

GENERAL & ADMINISTRATIVE EXPENSE
Salaries and benefits	596,393	19,247	-	615,640
Depreciation	16,976	-	-	16,976
Merger transaction expenses	-	-	-	-
Other	841,558	-	-	841,558
	1,454,927	19,247	-	1,474,174

INCOME (LOSS) FROM CONTINUING OPERATIONS	493,792	(212,086)	(38,814)	242,892

INCOME TAX EXPENSE (BENEFIT)	211,000	(80,700)	(14,400)	115,900

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	282,792	(131,386)	(24,414)	126,992

INCOME FROM DISCONTINUED OPERATIONS	-	-	24,414	24,414

NET INCOME (LOSS)	282,792	(131,386)	-	151,406

ASSUMED SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS	(1,050,000)	-	-	(1,050,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(767,208)	$(131,386)	$-	$(898,594)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED
Continuing operations	$(0.09)	$(0.02)	$-	$(0.11)
Discontinued operations	-	-	-	-
Net income per common share	$(0.09)	$(0.02)	$-	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and diluted	8,178,339			8,178,339

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions –

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Pro forma revenue	$3,254,901	$3,040,690	$6,461,110	$6,424,722
Pro forma net income	246,835	289,089	333,717	623,179
Pro forma net loss per common share – basic and diluted	$(.03)	$(.21)	$(.09)	$(.38)

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Shareholders’ Equity –

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

For the six months ended June 30, 2008 and 2007, the Company had significant revenues by state as follows:

	2008 % of Revenues	2007 % of Revenues
Wyoming	11%	9%
Iowa	12%	12%
Nebraska	31%	33%
North Dakota	13%	12%

6.	Dividend Declaration and Payment-

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

7.	Other Expense-

A breakout of other expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Store expenses:
Insurance	$20,735	$17,241	$45,954	$33,695
Collection costs	64,539	56,071	127,673	94,275
Repairs & maintenance	38,879	16,942	73,304	44,443
Supplies	29,729	32,850	59,053	74,533
Telephone and utilities	66,228	49,072	134,163	121,430
Other	116,179	42,599	228,607	136,718
	$336,289	$214,775	$668,754	$505,094

General & administrative expenses:
Professional fees	$96,218	$7,934	$689,372	$9,871
Other	74,724	85,262	152,186	179,955
	$170,942	$93,196	$841,558	$189,826

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Subsequent Events-

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

On July 29, 2008, the Company changed its corporate name from URON Inc. to Western Capital Resources, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

As previously described in the “Explanation of Our Restatement” preface to this amendment, we have restated our consolidated financial statements for the year ended December 31, 2007 and 2006, and subsequent interim reports for the quarterly periods through September 30, 2008, to correct errors related to the allocation of purchase price to customer relationships as opposed to goodwill for historical acquisitions, correct an understatement of share-based compensation expense for fiscal 2007 and re-categorize $175,000 of costs originally reported as a reduction of proceeds from common stock in the consolidated statements of shareholders’ equity to an expense in the consolidated statements of operations.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement and discontinued operations which is more fully described in Note 2 to our condensed consolidated financial statements.  Except as amended to reflect the restatements previously described, the information in this Item 2 has not been updated and continues to speak as of the date of the original filing.

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

Since the Merger, the Company (primarily through Wyoming Financial Lenders, Inc.) provides retail financial services to individuals in the mid-western and southwestern United States. These services include non-recourse cash advance loans, check cashing and other money services. At the close of business on December 31, 2007, the Company owned and operated 52 stores in ten states (Colorado, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming). As of August 14, 2008 (the date on which we filed our original quarterly report for the period covered hereby), we owned and operated a total of 62 stores in the foregoing states and Arizona.

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

We also have 10,000,000 shares of Series A Convertible Preferred Stock (10% cumulative dividends,$0.01 par value, $2.10 stated value) authorized, issued and outstanding.  Our board of directors votes quarterly to approve this dividend in the amount of $525,000, which represents an annual cost to us of $2.1 million.  The dividend can be paid either in cash or in shares of our common stock at the investor’s discretion. This dividend is calculated in to the net income or loss available to common shareholders.

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

As of August 14, 2008, legislation was pending in Arizona which would have extended a law permitting cash advance loans. In the absence of such legislation, law permitting cash advance loans was to “sunset” or expire at the end of 2009. The failure to extend or outrightly permit cash advance lending would negatively affect us. In Nebraska, legislation was introduced to ban all cash advance loans in Nebraska. This bill was ultimately defeated. Nevertheless, since we derive approximately 36% (for the 12 months ended December 31, 2007) of our revenues in Nebraska, any subsequent attempts to pass similar legislation in Nebraska, or other legislation that would restrict our ability to make cash advance loans in Nebraska, would pose significant risks to our business.

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

During 2007, we granted 1,600,000 shares of restricted stock options and warrants to certain of our employees and non-employees.  There were 11 recipients of these grants. These options and warrants vested upon the successful completion of the Merger on December 31, 2007.  We estimated that the grant date fair market value of these restricted options and warrants totaled $864,000 ($0.54 per share) at the time of issuance.  The market price of our common stock on November 29, 2007 (the date of issuance) was $1.80, and the exercise price for all of those options and warrants was $0.01 per share.  During 2007, we also granted warrants to a Company adviser for the purchase of up to 400,000 common shares at $0.01 per share.  These warrants vested upon the successful completion of the merger on December 31, 2007.  We estimated that the grant date fair market value of these restricted warrants totaled $216,000 at the time of issuance ($0.54 per share).  These warrants had not been exercised as of August 14, 2008.

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

Results of Operations - Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

For the three-month period ended June 30, 2008, net income was $247,000 compared to net income of $344,000 for the three months ended June 30, 2007. During the three months ended June 30, 2008, income before income taxes was $366,000 compared to income before income taxes of $550,000 for the three months ended June 30, 2007. The major components of each of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense, are discussed below.

Revenues

Revenues totaled $2.90 million for the three months ended June 30, 2008 compared to $2.73 million for the three months ended June 30, 2007. This increase resulted from the increase in the number of stores operating during the 2008 interim due to our small acquisition of five stores in North Dakota operating under the name “Ameri-Cash,” and the acquisition of National Cash & Credit, LLC. During the three-month period ended June 30, 2008 we originated approximately $17.9 million in cash advance loans compared to $15.3 during the 2007 interim period. Our average loan (including fee) totaled approximately $353 during the period ended June 30, 2008 versus $332 in the 2007 interim period. Our average fee rate for the three months ended June 30, 2008 was $51 compared to $47 for the 2007 interim period. Revenues from check cashing, guaranteed phone/Cricket phone fees, and other sources totaled $471,000 and $530,000 for the three month periods ended June 30, 2008 and 2007, respectively.

The following table summarizes our revenues for the three months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
			(percentage of revenues)
Loan Fees	$2,428,834	$2,197,206	83.8%	80.5%
Check cashing fees	283,063	325,295	9.7%	11.9%
Guaranteed phone/Cricket fees	145,331	171,247	5.0%	6.3%
Other fees	42,986	36,894	1.5%	1.3%
Total	$2,900,214	$2,730,642	100.0%	100.0%

Store Expenses

Total expenses associated with store operations for the three months ended June 30, 2008 were $2.04 million compared to $1.84 million for the three months ended June 30, 2007. The most significant components of these expenses were salaries and benefits, provisions for loan losses, guaranteed phone/Cricket costs of sales, occupancy costs, advertising expenses, depreciation of store equipment, amortization of intangible assets and other expenses associated with store operations.

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

Salaries and Benefits. Payroll and related costs at the store level were $753,000 compared to $638,000 for the periods ended June 30, 2008 and 2007, respectively. Increased salaries and benefits expense resulted from of our addition of several store locations. We expect that, with anticipated continued store growth, these salaries and benefits expenses will continue to increase.

Provisions for Loan Losses. For the three months ended June 30, 2008 our provisions for loan losses were $411,000. For the three months ended June 30, 2007 such provisions were $370,000. Our provisions for loan losses represented approximately 16.9% and 16.8% of our loan fee revenue for the three months ended June 30, 2008 and 2007, respectively. We are currently experiencing a more challenging collections environment mainly reflected by increased bankruptcy filings, higher energy and other prices. Presently, we do not foresee any certain end to the current economic downturn and as a result we expect higher loan losses during fiscal 2008 than those we experienced during 2007.

Guaranteed phone/Cricket. Guaranteed phone/Cricket costs (reflecting costs of sales of such items) decreased from $100,000 for the three months ended June 30, 2007 to $66,000 for the three months ended June 30, 2008, a decrease of $34,000. This decrease has followed our expectations that our guaranteed phone/Cricket phone line of business will become increasingly less significant to our overall revenues as consumers move away from home phones in general (which is where the guaranteed phone/Cricket phone product is used) toward cell phones. By the end of fiscal 2008, we do not expect that this line of business will be significant.

Occupancy Costs. Occupancy expenses, comprised mainly of store leases, were $237,000 for the three months ended June 30, 2008 versus $189,000 for the three months ended June 30, 2007. The increase in our occupancy expenses relates to our acquisitions and operation of more stores during the most recent three-month period. In general, as we pursue a growth by small acquisitions strategy, we expect this trend to continue for the foreseeable future.

Advertising. Advertising and marketing expenses were $92,500 during the three-month period ended June 30, 2008 as compared to $96,000 during the three-month period ended June 30, 2007. In general, we expect that our marketing and advertising expenses for fiscal 2008 will remain relatively stable but will increase overall, as compared to fiscal 2007, if we are successful in implementing our acquisition strategy during the year.

Depreciation. Depreciation, relating to store equipment and capital expenditures for stores, increased from $23,000 for the three months ended June 30, 2007 to $31,000 for the three months ended June 30, 2008.

Amortization of Intangible Assets. Amortization of intangible assets was slightly higher for the two interim periods, being $114,314 for the three months ended June 30, 2008 versus $209,000 for the three months ended June 30, 2007.  The significant increase in amortization in 2008 was due to the change in customer relationships recorded as an intangible asset rather than goodwill.

Other. Other expenses were $336,000 for the three months ended June 30, 2008 versus $215,000 for the three months ended June 30, 2007 primarily due higher costs associated with operating a higher number of stores on a year over year basis.

General and Administrative Expenses

Total general and administrative costs for the three months ended June 30, 2008 were $493,000 compared to $336,000 for the period ended June 30, 2007. For the three-month period ended June 30, 2008, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, depreciation of certain headquarters-related equipment, and utilities, office supplies and other minor costs, professional fees for accounting and legal services (collectively grouped as “other” costs). A discussion of the various components of our general and administrative costs for the three months ended June 30, 2008 and 2007 appears below:

Salaries and Benefits. Salaries and benefits expenses for the three months ended June 30, 2008 were $315,000, an $83,000 increase from the $232,000 in such expenses during period ended June 30, 2007. The increase resulted mainly from headquarters and management employees being slightly higher for the period ended June 30, 2008 then they were for the corresponding period ended June 30, 2007. This slight increase is mainly due to our addition of employees since the Merger.

Depreciation. Depreciation for the period ended June 30, 2008 compared to June 30, 2007 was $7,000 and $11,000, respectively. Depreciation relates primarily to equipment and capital improvements at the Company’s corporate headquarters.

Other General and Administrative Expenses. Other general and administrative expenses, which includes professional fees for accounting and legal services, consulting services related to Sarbanes-Oxley compliance, utilities, office supplies, collection costs and other minor costs associated with corporate headquarters activities, aggregated to $171,000 for the three months ended June 30, 2008 versus $93,000 for the three months ended June 30, 2007. We do not expect these types of costs to decrease to their fiscal 2007 levels, as most of them are attributed to efforts to comply with various rules and regulations applicable to public reporting companies.

Total Operating Expenses

Our total operating expenses for the three months ended June 30, 2008 were $2.53 million compared to $2.18 million for the comparable period for 2007. Overall, the $350,000 increase in operating expenses were mainly attributed to our growth in the number of operating stores and increased costs associated with being a public reporting company.

Income Tax Expense

Income tax expense for the period ended June 30, 2008 was $146,000 compared to income tax expense of $206,000 for the period ended June 30, 2007, which decreased primarily as a result of our net income before taxes for the 2008 period of $366,000 versus net income before taxes for the 2007 period of $550,000.

Discontinued Operations

Income from discontinued operations was $27,072 for the three months ended June 30, 2008.

See Note 2, “Restatement” for further information regarding the specific impacts of the discontinued operations to our consolidated balance sheets and consolidated statements of income.

Results of Operations - Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

For the six-month period ended June 30, 2008, net income was $151,000 compared to net income of $613,000 for the six months ended June 30, 2007. During the six months ended June 30, 2008, income before income taxes was $243,000 compared to income before income taxes of $980,000 for the six months ended June 30, 2007. The major components of each of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense, as restated, are discussed below.

Revenues

Revenues totaled $5.68 million for the six months ended June 30, 2008 compared to $5.60 million for the six months ended June 30, 2007. This increase resulted from the increase in the number of stores operating during the 2008 interim due to our small acquisition of five stores in North Dakota operating under the name “Ameri-Cash,” and the acquisition of National Cash & Credit, LLC. During the six-month period ended June 30, 2008 we originated approximately $33.2 million in cash advance loans compared to $29.7 during the 2007 interim period. Our average loan (including fee) totaled approximately $351 during the period ended June 30, 2008 versus $334 in the 2007 interim period. Our average fee rate for the six months ended June 30, 2008 was $50 compared to $48 for the 2007 interim period. Revenues from check cashing, title loans, guaranteed phone/Cricket phone fees, and other sources totaled $1.05 million and $1.25 for the six month periods ended June 30, 2008 and 2007, respectively.

The following table summarizes our revenues for the six months ended June 30, 2008 and 2007, respectively:

	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
			(percentage of revenues)
Loan Fees	$4,632,814	$4,347,512	81.6%	77.6%
Check cashing fees	629,154	731,740	11.1%	13.1%
Guaranteed phone/Cricket fees	313,682	438,643	5.5%	7.8%
Other fees	104,955	84,420	1.8%	1.5%
Total	$5,680,605	$5,602,315	100.0%	100.0%

Store Expenses

Total expenses associated with store operations for the six months ended June 30, 2008 were $3.96 million compared to $3.80 million for the six months ended June 30, 2007. The most significant components of these expenses were salaries and benefits, provisions for loan losses, guaranteed phone/Cricket costs of sales, occupancy costs, advertising expenses, depreciation of store equipment, amortization of intangible assets and other expenses associated with store operations.

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

Salaries and Benefits. Payroll and related costs at the store level were $1.49 million compared to $1.32 million for the six months ended June 30, 2008 and 2007, respectively. Increased salaries and benefits expense resulted from of our addition of several store locations. We expect that, with anticipated continued store growth, these salaries and benefits expenses will continue to increase.

Provisions for Loan Losses. For the six months ended June 30, 2008 our provisions for loan losses were $752,000. For the six months ended June 30, 2007 such provisions were $643,000. Our provisions for loan losses represented approximately 16.2% and 14.8% of our loan fee revenue for the six months ended June 30, 2008 and 2007, respectively. We believe that the increased loss ratio for the comparable periods results from both our increased store count, since the processes of integrating acquired store locations frequently involves some amount of time before store management had adopted and implemented our protective pre-transaction measures, and a more challenging consumer collections environment in general. The more challenging environment is mainly reflected by increased bankruptcy filings, higher energy and other prices. Presently, we do not foresee any certain end to the current economic downturn and as a result we expect higher loan losses during fiscal 2008 than those we experienced during 2007.

Guaranteed phone/Cricket. Guaranteed phone/Cricket costs (reflecting costs of sales of such items) decreased from $256,000 for the six months ended June 30, 2007 to $173,000 for the six months ended June 30, 2008, a decrease of $83,000. This decrease has followed our expectations that our guaranteed phone/Cricket phone line of business will become increasingly less significant to our overall revenues as consumers move away from home phones in general (which is where the guaranteed phone/Cricket phone product is used) toward cell phones. By the end of fiscal 2008, we do not expect that this line of business will be significant.

Occupancy Costs. Occupancy expenses, comprised mainly of store leases, were $430,000 for the six months ended June 30, 2008 versus $374,000 for the six months ended June 30, 2007. The increase in our occupancy expenses relates to our acquisitions and operation of more stores during the most recent six-month period. In general, as we pursue a growth by small acquisitions strategy, we expect this trend to continue for the foreseeable future.

Advertising. Advertising and marketing expenses were $178,000 during the six-month period ended June 30, 2008 as compared to $222,000 during the six-month period ended June 30, 2007. We have made a concerted effort to reduce our advertising expenses, the decrease in advertising and marketing expenses primarily results from the timing of payments. In general, we expect that our marketing and advertising expenses for fiscal 2008 will remain relatively stable but will increase overall, as compared to fiscal 2007, if we are successful in implementing our acquisition strategy during the year.

Depreciation. Depreciation, relating to store equipment and capital expenditures for stores, remained fairly equal at $58,000 for the six months ended June 30, 2007 and six months ended June 30, 2008.

Amortization of Intangible Assets. Amortization of intangible assets was roughly equivalent for the two interim periods, being $216,000 for the six months ended June 30, 2008 versus $419,000 for the six months ended June 30, 2007.  This is primarily due to the change in recording of our customer relationships as intangible assets.

Other. Other expenses were $669,000 for the six months ended June 30, 2008 versus $505,000 for the six months ended June 30, 2007 primarily due higher costs associated with operating a higher number of stores on a year over year basis.

General and Administrative Expenses

Total general and administrative costs for the six months ended June 30, 2008 were $1.47 million compared to $821,000 for the period ended June 30, 2007. For the six-month period ended June 30, 2008, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, depreciation of certain headquarters-related equipment, and utilities, office supplies and other minor costs, professional fees for accounting and legal services (collectively grouped as “other” costs). A discussion of the various components of our general and administrative costs for the six months ended June 30, 2008 and 2007 appears below:

Salaries and Benefits. Salaries and benefits expenses remained constant during  the six months ended June 30, 2008 and 2007 at approximately  $610,000.

Depreciation. Depreciation for the period ended June 30, 2008, in the amount of $17,000, and $21,000 for the period ended June 30, 2007. Depreciation relates primarily to equipment and capital improvements at the Company’s corporate headquarters.

Other General and Administrative Expenses. Other general and administrative expenses, which includes professional fees for accounting and legal services, consulting services related to Sarbanes-Oxley compliance, utilities, office supplies, collection costs and other minor costs associated with corporate headquarters activities, aggregated to $842,000 for the six months ended June 30, 2008 versus $190,000 for the six months ended June 30, 2007. We do not expect these types of costs to decrease to their fiscal 2007 levels, as most of them are attributed to efforts to comply with various rules and regulations applicable to public reporting companies.

Total Operating Expenses

Our total operating expenses for the six months ended June 30, 2008 were $5.44 million compared to $4.62 million for the comparable period for 2007. Overall, the $820,000 increase in operating expenses were mainly attributed to our growth in the number of operating stores and increased costs associated with being a public reporting company.

Income Tax Expense

Income tax expense for the period ended June 30, 2008 was $116,000 compared to income tax expense of $367,000 for the period ended June 30, 2007, which decreased primarily as a result of our net income before taxes for the 2008 period of $243,000 versus net income before taxes for the 2007 period of $980,000.

Discontinued Operations

See Note 2, “Restatement” for information regarding the specific impacts of the discontinued operations to our consolidated balance sheets and consolidated statements of income.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six-Months Ended June 30,
	2008	2007

Cash flows provided (used) by :
Operating activities	$(1,073,732)	$1,343,962
Investing activities	(511,824)	(90,655)
Financing activities	3,901,755	(1,138,748)
Net increase in cash	2,316,199	114,559
Cash, beginning of period	984,625	1,265,460
Cash, end of period	$3,300,824	$1,380,019

At June 30, 2008 we had cash of $3.20 million compared to cash of $985,000 on December 31, 2007. The increase results mainly from our receipt of cash in the private placement transaction that closed simultaneously with the Merger. For fiscal year 2008, we believe that our available cash, combined with expected cash flows from operations, will be sufficient to fund our liquidity and capital expenditure requirements during fiscal 2008. Our expected short-term uses of cash include funding of operating activities, anticipated increases in payday loans, dividend payments on our Series A preferred stock (to the extent approved by the Board of Directors), and the financing of expansion activities, including new store openings and store acquisitions.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On June 30, 2008, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, except for the item noted below, our disclosure controls and procedures were effective.

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