Form 10-Q/A
period 2008-09-30
WESTERN CAPITAL RESOURCES, INC.
filed 2009-05-04
CIK 1363958

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

This Form 10-Q/A reflects the restatement of our previously issued consolidated financial statements contained in this amended report for the period ended September 30, 2008.  These adjustments are fully discussed in Note 2 to the condensed consolidated financial statements contained in this amended report.  Along with this amended report, we are filing our amended Form 10-K/A for the year ended December 31, 2007, our amended Quarterly Reports on Form 10-Q/A for the first and second quarters of fiscal 2008 and our Annual Report on Form 10-K for fiscal 2008.

In addition, we have updated our consolidated financial statements to classify the results of operations for National Cash & Credit, LLC and the business we acquired from STEN Corporation (“NCC” and “STEN”), both of which were sold on December 31, 2008, as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 2 to our to the condensed consolidated financial statements for further description.

The following items have been amended as a result of the restatement:

Part I	Item 1. Financial Statements

Part I	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I	Item 4(T). Controls and Procedures

Other than as described above or elsewhere if indicated, no other information in our original Quarterly Report on Form 10-Q for the period ended September 30, 2008 has been amended hereby as a result of the restatement contained in this amended report.  For updated information regarding the Company, please see our Annual Report on Form 10-K for the year ended December 31, 2008 which, as we indicate above, we are filing concurrently with this amended report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONTENTS

Page(s)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Operations	5

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	7

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Restated)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,402,074	$984,625
Loans receivable (less allowance for losses of $1,261,000 and $976,000)	4,804,707	4,117,497
Stock subscriptions receivable	-	4,422,300
Prepaid expenses and other	190,133	92,333
Deferred income taxes	561,000	662,000
Assets used in discontinued operations	1,162,712	-
TOTAL CURRENT ASSETS	9,120,626	10,278,755

PROPERTY AND EQUIPMENT	761,434	631,736

GOODWILL	8,001,728	7,905,746

INTANGIBLE ASSETS	167,449	347,586

DEFERRED INCOME TAX	-	109,000

OTHER	-	167,000

ASSETS USED IN DISCONTINUED OPERATIONS	647,033	-

TOTAL ASSETS	$18,698,270	$19,439,823

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities – notes payable	$100,000	$-
Accounts payable and accrued liabilities	1,035,865	1,733,844
Accounts payable – related parties	-	1,125,935
Accrued dividend payable	525,000	-
Deferred revenue	299,063	262,357
Liabilities from discontinued operations	41,550	-
TOTAL CURRENT LIABILITIES	2,001,478	3,122,136

LONG-TERM LIABILITIES
Notes payable less current maturities	187,500	-
Deferred income taxes	12,000	-
TOTAL LONG-TERM LIABILITIES	199,500	-

TOTAL LIABILITIES	2,200,978	3,122,136

SHAREHOLDERS' EQUITY
Series A convertible preferred stock, 10% cumulative dividends, $0.01 par value, $2.10 stated value. 10,000,000 shares authorized, issued and outstanding	100,000	100,000
Common stock, no par value, 240,000,000 shares authorized, 8,889,644 and 6,299,753 shares issued and outstanding	-	-
Additional paid-in capital	19,707,792	18,434,318
Retained earnings (deficit)	(3,310,500)	(2,216,631)
TOTAL SHAREHOLDERS’ EQUITY	16,497,292	16,317,687

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,698,270	$19,439,823

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Restated)

	Three months ended		Nine months ended
	September 30, 2008 (Unaudited)	September 30, 2007 (Unaudited)	September 30, 2008 (Unaudited)	September 30, 2007 (Unaudited)
REVENUES
Payday loan fees	$2,759,648	$2,377,355	$7,392,462	$6,724,867
Check cashing fees	279,787	310,509	908,941	1,042,249
Guaranteed phone/Cricket fees	130,405	154,788	444,087	593,431
Title loan fees	22,849	-	22,849	-
Other fees	40,532	14,200	145,486	98,620
	3,233,221	2,856,852	8,913,825	8,459,167

STORE EXPENSES
Salaries and benefits	746,786	651,202	2,234,777	1,973,812
Provisions for loan losses	566,817	413,277	1,318,619	1,056,415
Guaranteed phone/Cricket cost of sales	50,247	87,999	223,550	344,398
Occupancy	245,708	184,785	675,257	559,223
Advertising	103,100	106,297	281,145	328,774
Depreciation	27,155	26,742	85,213	84,639
Amortization of intangible assets	101,130	182,898	317,168	601,441
Other	303,743	251,693	972,497	756,786
	2,144,686	1,904,893	6,108,226	5,705,488

INCOME FROM STORES	1,088,535	951,959	2,805,599	2,753,679

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	355,381	260,098	971,021	870,213
Depreciation	13,502	10,767	30,477	32,184
Other	284,123	94,284	1,125,680	284,110
	653,006	365,149	2,127,178	1,186,507

INCOME FROM CONTINUING OPERATIONS	435,529	586,810	678,421	1,567,172

INCOME TAX EXPENSE	158,000	221,000	273,900	588,000

NET INCOME BEFORE DISCONTINUED OPERATIONS	277,529	365,810	404,521	979,172

INCOME FROM DISCONTINUED OPERATIONS	52,197	-	76,611	-

NET INCOME	329,726	365,810	481,132	979,172

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS (assumed for 2007)	(525,000)	(525,000)	(1,575,000)	(1,575,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(195,274)	$(159,190)	$(1,093,868)	$(595,828)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED
Continuing operations	$(0.03)	$(0.14)	$(0.14)	$(0.53)
Discontinued operations	0.01	-	0.01	-
Net income per common share	$(0.02)	$(0.14)	$(0.13)	$(0.53)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING -
Basic and diluted	8,889,644	1,125,000	8,644,065	1,125,000

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)

Nine Months Ended September 30,	2008	2007
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net Income	$481,132	$979,172
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	156,734	116,823
Amortization	422,543	601,440
Deferred income taxes	134,000	(417,000)
Changes in operating assets and liabilities
Loans receivable	(546,249)	8,637
Prepaid expenses and other assets	69,661	45,190
Accounts payable and accrued liabilities	(1,855,189)	(33,971)
Deferred revenue	45,695	(23,374)
Cash provided by discontinued operations	-	-
Net cash provided (used) by operating activities	(1,091,673)	1,276,917

INVESTING ACTIVITIES
Purchases of property, and equipment	(299,164)	(106,281)
Acquisition of stores, net of cash acquired	(344,447)	-
Net cash used by investing activities	(643,611)	(106,281)

FINANCING ACTIVITIES
Payments on notes payable	-	(530,000)
Collection on sales of stock	4,437,050	-
Cost of raising capital	(79,145)	-
Dividends	(1,050,000)	(674,920)
Net cash provided (used) by financing activities	3,307,905	(1,204,920)

NET INCREASE (DECREASE) IN CASH	1,572,621	(34,284)

CASH
Beginning of period	984,625	1,265,460
End of period	$2,557,246	$1,231,176
Less: Cash of discontinued operations	(155,172)	-
End of period, continuing operations	$2,402,074	$1,231,176

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$-	$649,971

Noncash investing and financing activities:
Dividend accrued	$525,000	$-
Stock issued for store acquisition	1,337,869
Notes issued for STEN acquisition	287,500

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

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

The Company also provides title loans and other ancillary consumer financial products and services that are complementary to its cash advance-lending business, such as check-cashing services, money transfers, money orders and title loans. We also offer guaranteed phone/Cricket™ phones to our customers. We also offer guaranteed phone/Cricket TM phones to our customers. In our check-cashing business, we primarily cash payroll checks, but we also cash government assistance, tax refund and insurance checks or drafts. Our fees for cashing payroll checks average approximately 2.5% of the face amount of the check, subject to local market conditions, and this fee is deducted from the cash given to the customer for the check. We display our check cashing fees in full view of our customers on a menu board in each store and provide a detailed receipt for each transaction. Although we have established guidelines for approving check-cashing transactions, we have no preset limit on the size of the checks we will cash.

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

A rollforward of the Company’s loans receivable allowance for the nine months ended September 30, 2008 and 2007 is as follows:

	Nine Months Ended September 30,
	2008	2007

Loans receivable allowance, beginning of period	$976,000	$762,000
Provision for loan losses charged to expense	1,318,619	1,056,415
Charge-offs, net	(1,003,619)	(891,415)
Loans receivable allowance, end of period	$1,261,000	$927,000

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted net loss per common share is computed by dividing the net loss available to common shareholders’ by the sum of the weighted average number of common shares outstanding plus potentially dilutive common share equivalents (stock options, stock warrants, convertible preferred shares) when dilutive. Potentially dilutive securities of Series A Convertible Preferred Stock (10,000,000) and stock warrants (400,000) were anti-dilutive and therefore excluded from the dilutive net loss per share computation for the three and nine months ended September 30, 2008. Series A Convertible Preferred Stock (10,000,000) was anti-dilutive and therefore excluded for 2007.

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

Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2007, management determined that the consolidated financial statements for the years ended December 31, 2007 and 2006, and subsequent interim reports for the quarterly periods through September 30, 2008 required restatement to correct errors related to allocation of purchase price to customer relationships as opposed to goodwill for historical acquisitions, correct an understatement of share-based compensation expense for fiscal year 2007 and re-categorize $175,000 of cost originally reported as a reduction of proceeds from common stock in the consolidated statements of shareholders’ equity to an expense in the consolidated statements of operations.  The details of these items are as follows:

On December 31, 2007, we completed a reverse merger with WFL which included the purchase of certain intangible assets (customer lists).  After revisiting certain assumptions and the analysis used in the initial valuation, management concluded that allocation of purchase price to customer lists from historical acquisitions should have been increased with a corresponding decrease to goodwill in the amount of $2,296,493.  This resulted in an increase in amortization expense of $148,796 and $111,058 for the three month periods ended September 30, 2007 and 2008, respectively, and $499,136 and $302,444 for the nine month periods ended September 30, 2007 and 2008, respectively.

On November 29, 2007, we issued stock options and warrants to certain employees and nonemployees.  After revisiting certain assumptions and the analysis used in the initial valuation management concluded that the valuation of the shares should have been recorded at $0.54 per share rather than $0.23 per share.  This resulted in an increase in share-based compensation expense of $20,700 for the nine month period ended September 30, 2008.

On April 9, 2009, the Company’s Board of Directors concluded its internal review of certain expense reimbursements and certain other transactions.  As a result of that review and the execution of a settlement agreement with the former CEO, the Company determined that $175,000 of cost originally reported, in the fourth quarter of 2007, as a reduction of proceeds from common stock in the consolidated statements of shareholders’ equity to an expense in the consolidated statement of operations.

In addition, we have updated our financial statements to classify the results of operations for NCC and STEN Corporation which were sold on December 31, 2008, as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The following tables represent the effect of the restatement and discontinued operations:

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2007	Reported	Adjustment	As Restated
ASSETS

CURRENT ASSETS
Cash	$984,625	$-	$984,625
Loans receivable (less allowance for losses of $976,000)	4,117,497	-	4,117,497
Stock subscriptions receivable	4,422,300	-	4,422,300
Prepaid expenses and other	92,333	-	92,333
Deferred income taxes	526,000	136,000	662,000
TOTAL CURRENT ASSETS	10,142,755	136,000	10,278,755

PROPERTY AND EQUIPMENT	631,736	-	631,736

GOODWILL	9,883,659	(1,977,913)	7,905,746

INTANGIBLE ASSETS	90,926	256,660	347,586

DEFERRED INCOME TAX	-	109,000	109,000

OTHER	167,000	-	167,000

TOTAL ASSETS	$20,916,076	$(1,476,253)	$19,439,823

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,908,844	$(175,000)	$1,733,844
Accounts payable - related parties	950,935	$175,000	1,125,935
Deferred revenue	262,357	-	262,357
TOTAL CURRENT LIABILITIES	3,122,136	-	3,122,136

DEFERRED INCOME TAXES	545,000	(545,000)	-

TOTAL LIABILITES	3,667,136	(545,000)	3,122,136

SHAREHOLDERS' EQUITY
Series A convertible preferred stock	100,000	-	100,000
Common stock	-	-	-
Additional paid-in capital	17,639,318	795,000	18,434,318
Retained earnings (deficit)	(490,378)	(1,726,253)	(2,216,631)
TOTAL SHAREHOLDERS’ EQUITY	17,248,940	(931,253)	16,317,687

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,916,076	$(1,476,253)	$19,439,823

CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2008	Reported	Adjustment	Discontinued Operations Adjustment	As Restated
ASSETS

CURRENT ASSETS
Cash	$2,557,246	$-	$(155,172)	$2,402,074
Loans receivable (less allowance for losses of $1,261,000)	5,730,777	-	(926,070)	4,804,707
Stock subscriptions receivable	-	-	-	-
Prepaid expenses and other	124,653	91,950	(26,470)	190,133
Deferred income taxes	550,000	66,000	(55,000)	561,000
Assets used in discontinued operations	-	-	1,162,712	1,162,712
TOTAL CURRENT ASSETS	8,962,676	157,950	-	9,120,626

PROPERTY AND EQUIPMENT	1,004,114	-	(242,680)	761,434

GOODWILL	10,443,394	(2,296,493)	(145,173)	8,001,728

INTANGIBLE ASSETS	120,833	272,796	(226,180)	167,449

DEFERRED INCOME TAX	-	33,000	(33,000)	-

OTHER	-	-	-	-

ASSETS USED IN DISCONTINUED OPERATIONS	-	-	647,033	647,033

TOTAL ASSETS	$20,531,017	$(1,832,747)	$-	$18,698,270

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities – notes payable	$100,000	$-	$-	$100,000
Accounts payable and accrued liabilities	1,034,476	33,950	(32,561)	1,035,865
Accrued dividend payable	525,000	-	-	525,000
Deferred revenue	308,052	-	(8,989)	299,063
Liabilities from discontinued operations	-	-	41,550	41,550
TOTAL CURRENT LIABILITIES	1,967,528	33,950	-	2,001,478

LONG-TERM LIABILITIES
Notes payable less current maturities	187,500	-	-	187,500
Deferred income taxes	747,000	(735,000)	-	12,000
TOTAL LONG-TERM LIABILITIES	934,500	(735,000)	-	199,500

TOTAL LIABILITES	2,902,028	(701,050)	-	2,200,978

SHAREHOLDERS' EQUITY
Series A convertible preferred stock	100,000	-	-	100,000
Common stock	-	-	-	-
Additional paid-in capital	18,912,792	795,000		19,707,792
Retained earnings (deficit)	(1,383,803)	(1,926,697)	-	(3,310,500)
TOTAL SHAREHOLDERS’ EQUITY	17,628,989	(1,131,697)		16,497,292

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,531,017	$(1,832,747)	$-	$18,698,270

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the three months ended September 30, 2007	Reported	Adjustment	As Restated

REVENUES
Payday loan fees	$2,377,355	$-	$2,377,355
Check cashing fees	310,509	-	310,509
Guaranteed phone/Cricket fees	154,788	-	154,788
Other fees	14,200	-	14,200
Total Revenue	2,856,852	-	2,856,852

STORE EXPENSES
Salaries and benefits	651,202	-	651,202
Provisions for loan losses	413,277	-	413,277
Guaranteed phone/Cricket cost of sales	87,999	-	87,999
Occupancy	184,785	-	184,785
Advertising	106,297	-	106,297
Depreciation	26,742	-	26,742
Amortization of intangible assets	34,102	148,796	182,898
Other	251,693	-	251,693
Total Store Expense	1,756,097	148,796	1,904,893

INCOME (LOSS) FROM STORES	1,100,755	(148,796)	951,959

GENERAL & ADMINISTRATIVE EXPENSE
Salaries and benefits	260,098	-	260,098
Depreciation	10,767	-	10,767
Other	94,284	-	94,284
	365,149	-	365,149

INCOME (LOSS) FROM CONTINUING OPERATIONS	735,606	(148,796)	586,810

INCOME TAX EXPENSE (BENEFIT)	277,000	(56,000)	221,000

NET INCOME (LOSS)	458,606	(92,796)	365,810

ASSUMED SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS	(525,000)	-	(525,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(66,394)	$(92,796)	$(159,190)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.06)	$(0.08)	$(0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and diluted	1,125,000		1,125,000

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the nine months ended September 30, 2007	Reported	Adjustment	As Restated

REVENUES
Payday Loan fees	$6,724,867	$-	$6,724,867
Check cashing fees	1,042,249	-	1,042,249
Guaranteed phone/Cricket fees	593,431	-	593,431
Other fees	98,620	-	98,620
Total Revenue	8,459,167	-	8,459,167

STORE EXPENSES
Salaries and benefits	1,973,812	-	1,973,812
Provisions for loan losses	1,056,415	-	1,056,415
Guaranteed phone/Cricket cost of sales	344,398	-	344,398
Occupancy	559,223	-	559,223
Advertising	328,774	-	328,774
Depreciation	84,639	-	84,639
Amortization of intangible assets	102,305	499,136	601,441
Other	756,786	-	756,786
Total Store Expense	5,206,352	499,136	5,705,488

INCOME FROM STORES	3,252,815	(499,136)	2,753,679

GENERAL & ADMINISTRATIVE EXPENSE
Salaries and benefits	870,213	-	870,213
Depreciation	32,184	-	32,184
Other	284,110	-	284,110
	1,186,507	-	1,186,507

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,066,308	(499,136)	1,567,172

INCOME TAX EXPENSE (BENEFIT)	778,000	(190,000)	588,000

NET INCOME (LOSS)	1,288,308	(309,136)	979,172

ASSUMED SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS	(1,575,000)	-	(1,575,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(286,692)	$(309,136)	$(595,828)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.25)	$(0.27)	$(0.53)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and diluted	1,125,000		1,125,000

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

For the three months ended September 30, 2008	Reported	Adjustment	Discontinued Operations Adjustment	As Restated
REVENUES
Payday loan fees	$3,031,301	$-	$(271,653)	$2,759,648
Check cashing fees	279,787	-	-	279,787
Guaranteed phone/Cricket fees	130,405	-	-	130,405
Title loan fees	211,719	-	(188,870)	22,849
Other fees	40,682	-	(150)	40,532
Total Revenue	3,693,894	-	(460,673)	3,233,221

STORE EXPENSES
Salaries and benefits	862,987	-	(116,201)	746,786
Provisions for loan losses	629,485	-	(62,668)	566,817
Guaranteed phone/Cricket cost of sales	50,247	-	-	50,247
Occupancy	303,546	-	(57,838)	245,708
Advertising	106,056	-	(2,956)	103,100
Depreciation	45,111	-	(17,956)	27,155
Amortization of intangible assets	35,233	111,058	(45,161)	101,130
Other	377,439		(73,696)	303,743
Total Store Expense	2,410,104	111,058	(376,476)	2,144,686

INCOME (LOSS) FROM STORES	1,283,790	(111,058)	(84,197)	1,088,535

GENERAL & ADMINISTRATIVE EXPENSE
Salaries and benefits	355,381	-	-	355,381
Depreciation	13,502	-	-	13,502
Other	284,123	-	-	284,123
	653,006	-	-	653,006

INCOME (LOSS) FROM CONTINUING OPERATIONS	630,784	(111,058)	(84,197)	435,529

INCOME TAX EXPENSE (BENEFIT)	232,000	(42,000)	(32,080)	158,000

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	398,784	(69,058)	(52,197)	277,529

INCOME FROM DISCONTINUED OPERATIONS	-	-	52,197	52,197

NET INCOME (LOSS)	398,784	(69,058)	-	329,726

ASSUMED SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS	(525,000)	-	-	(525,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(126,216)	$(69,058)	$-	$(195,274)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED
Continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Discontinued operations	-	-	0.01	0.01
Net income (loss) per common share	$(0.01)	$(0.01)	$-	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and diluted	8,889,644			8,889,644

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

For the nine months ended September 30, 2008	Reported	Adjustment	Discontinued Operations Adjustment		As Restated
REVENUES
Payday loan fees	$7,905,942	$-		$(513,480)	$7,392,462
Check cashing fees	908,941	-		-	908,941
Guaranteed phone/Cricket fees	444,087	-		-	444,087
Title loan fees	433,359	-		(410,510)	22,849
Other fees	145,973	-		(487)	145,486
Total Revenue	9,838,302	-		(924,477)	8,913,825

STORE EXPENSES
Salaries and benefits	2,473,834	1,453		(240,510)	2,234,777
Provisions for loan losses	1,424,441	-		(105,822)	1,318,619
Guaranteed phone/Cricket cost of sales	223,550	-		-	223,550
Occupancy	821,611	-		(146,354)	675,257
Advertising	284,676	-		(3,531)	281,145
Depreciation	126,257	-		(41,044)	85,213
Amortization of intangible assets	120,099	302,444		(105,375)	317,168
Other	1,131,327	-		(158,830)	972,497
Total Store Expense	6,605,795	303,897		(801,466)	6,108,226

INCOME (LOSS) FROM STORES	3,232,507	(303,897)		(123,011)	2,805,599

GENERAL & ADMINISTRATIVE EXPENSE
Salaries and benefits	951,774	19,247		-	971,021
Depreciation	30,477	-		-	30,477
Other	1,125,680	-		-	1,125,680
	2,107,931	19,247		-	2,127,178

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,124,576	(323,144)		(123,011)	678,421

INCOME TAX EXPENSE (BENEFIT)	443,000	(122,700)		(46,400)	273,900

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	681,576	(200,444)		(76,611)	404,521

INCOME FROM DISCONTINUED OPERATIONS	-	-		76,611	76,611

NET INCOME	681,576	(200,444)		-	481,132

ASSUMED SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS	(1,575,000)	-		-	(1,575,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(893,424)	$(200,444)	$		$(1,093,868)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED
Continuing operations	$(0.10)	(0.04)		$-	$(0.14)
Discontinued operations	$-	-		$-	$(0.01)
Net income (LOSS) per common share	$(0.10)	(0.04)		$-	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and diluted	8,644,065				8,644,065

3.	Acquisitions –

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

Under the purchase method of accounting the assets and liabilities of the acquisitions were recorded at their respective estimated fair values as of the applicable purchase date as follows:

2008

Cash	$7,468
Loans receivable (net allowance of $54,000)	216,454
Property and equipment	36,647
Prepaid expenses and other current assets	26,931

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008		2007

Pro forma revenue	$3,751,020	$3,537,910	$10,456,409		$10,325,271
Pro forma net income	396,095	526,140	678,235		1,434,717
Pro forma net income (loss) per common share – basic and diluted	$0.01	$0.00	$(0.10	) )	$(0.12)

4.	Shareholders’ Equity –

During the quarter ended March 31, 2008, 1,475,000 options and warrants (mostly which were held by related parties) were exercised at an exercise price of $.01 per share. Also, 125,000 options and warrants were cancelled.

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

For the nine months ended September 30, 2008 and 2007, the Company had significant revenues by state as follows:

	2008 % of Revenues	2007 % of Revenues
Nebraska	29%	33%
North Dakota	13%	12%

6.	Dividend Declaration and Payment-

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

7.	Other Expense-

A breakout of other expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Store expenses:
Insurance	$29,750	$17,846	$75,544	$61,040
Collection costs	73,349	66,397	201,022	160,672
Repairs & maintenance	48,408	16,759	121,712	61,200
Supplies	27,297	31,785	86,350	106,318
Telephone and utilities	65,610	62,000	199,773	183,430
Other	59,329	56,906	288,096	184,126
	$303,743	$251,693	$972,497	$756,786

General & administrative expenses:
Professional fees	164,575	31,079	853,947	40,950
Other	119,548	63,205	271,733	243,160
	$284,123	$94,284	$1,125,680	$284,110

8.	Subsequent Events-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

As previously described in the “Explanation of our Restatement” preface to this amendment, we have restated our consolidated financial statements for the years ended December 31, 2007 and 2006, and subsequent interim reports for the quarterly periods through September 30, 2008, to correct errors related to the allocation of purchase price to customer relationships as opposed to goodwill for historical acquisitions, correct an understatement of share-based compensation expense for fiscal 2007 and re-categorize $175,000 of costs originally reported as a reduction of proceeds from common stock in the consolidated statement of shareholders’ equity to an expense in the consolidated statements of operations.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement and discontinued operations which is more fully described in Note 2 to our condensed consolidated financial statements.  Except as amended to reflect the restatements previously described, the information in this Item 2 has not been updated and continues to speak as of the date of the original filing.

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

Pursuant to the December 13, 2007 Merger Agreement, WFL Acquisitions Corp. merged with and into Wyoming Financial Lenders, Inc., with Wyoming Financial Lenders remaining as the surviving entity and a wholly owned operating subsidiary of the Company. As indicated above, this transaction is referred to throughout this report as the “Merger.” The Merger was effective as of the close of business on December 31, 2007.

Since the Merger, the Company (primarily through Wyoming Financial Lenders, Inc.) provides retail financial services to individuals in the mid-western and southwestern United States. These services include non-recourse Payday loans, check cashing and other money services. At the close of business on December 31, 2007, the Company owned and operated 52 stores in ten states (Colorado, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming). As of September 30, 2008, we owned and operated a total of 66 stores in the foregoing states and Arizona.

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

We provide short-term consumer loans—known as cash advance or “Payday” loans—in amounts that typically range from $100 to $500. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s post-dated personal check for the aggregate amount of the cash advanced, plus a fee. Approximately 68% of our loan transactions are made for a period of up to four weeks and approximately 32% of our loan transactions involve loans whose initial maturities extend beyond four weeks. The fee we charge for a cash advance or “Payday” loan varies from state to state, based on applicable regulations, and generally ranges from $15 to $22 for each $100 borrowed. To repay the cash advance loans, customers may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection. All of our loans and other services are subject to state regulations (which vary from state to state), federal regulations and local regulation, where applicable.

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

We also have 10,000,000 shares of Series A Convertible Preferred Stock (10% cumulative dividends, $0.01 par value, $2.10 stated value) authorized, issued and outstanding.  Our board of directors votes quarterly to approve this dividend in the amount of $525, which represents an annual cost to us of $2.1 million.  The dividend can be paid either in cash or in shares of our common stock at the investor’s discretion.  This dividend is calculated in to the net income or loss available to common stockholders.

Our obligation to pay dividends significantly impacts our cash flow and our ability to grow through acquisitions, which is the most significant way in which we expect to grow.  For instance, our use of cash in satisfaction of the dividend payment obligations prevents us from using that cash as part of acquisition transactions.  The present condition of the credit markets also makes it difficult for us to surmount this obstacle through borrowing.  In addition, our use of cash in satisfaction of the dividend payment obligations makes it more difficult for us to manage our cash in a way that we will ensure the availability of cash for lending to our cash advance customers during the fall and winter months, which is typically the busiest time of year for payday lending.

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

As of November 19, 2008, legislation was pending in Arizona which would have extended a law permitting cash advance loans. In the absence of such legislation, current law permitting cash advance loans was to “sunset” or expire at the end of 2009. In Nebraska, legislation was introduced to ban all cash advance loans in Nebraska. This bill was ultimately defeated. Nevertheless, since we derive approximately 36% (for the 12 months ended December 31, 2007) of our revenues in Nebraska, any subsequent attempts to pass similar legislation in Nebraska, or other legislation that would restrict our ability to make cash advance loans in Nebraska, would pose significant risks to our business.

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

Included in loans receivable are cash advance loans that are currently due or past due and cash advance loans that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.  Cash advance loans are carried at cost less the allowance for doubtful accounts.  The Company does not specifically reserve for any individual cash advance loan.  The Company aggregates cash advance loans for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends notes in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.  As a result of the Company's collections efforts, it historically writes off approximately 35% of the returned items. Based on days past the check return date, write-offs of returned items historically have tracked at the following approximate percentages: 1 to 30 days - 35%; 31 to 60 days - 60%; 61 to 90 days - 75%; 91 to 120 days - 80%; and 121 to 180 days - 85%.  All returned items are charged-off after 180 days, as collections after that date have not been significant.  The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.  The Company uses a third party collection agency to assist in the collection of the loan collateral related to title loans, when and as the Company determines appropriate.

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

During 2007, we granted 1,600,000 shares of restricted stock options and warrants to certain of our employees and non-employees.  There were 11 recipients of these grants. These options and warrants vested upon the successful completion of the Merger on December 31, 2007.  We estimated that the grant date fair market value of these restricted options and warrants totaled $864,000 ($0.54 per share) at the time of issuance.  The market price of our common stock on November 29, 2007 (the date of issuance) was $1.80, and the exercise price for all of those options and warrants was $0.01 per share.  During 2007, we also granted warrants to a Company adviser for the purchase of up to 400,000 common shares at $0.01 per share.  These warrants vested upon the successful completion of the merger on December 31, 2007.  We estimated that the grant date fair market value of these restricted warrants totaled $216,000 at the time of issuance ($0.54 per share).  These warrants had not been exercised as of November 19, 2008.

The table below summarizes information about the above-referenced grants of options and warrants:

Recipient (security type)	Date	Share-Based Compensation Expense
Steven Staehr (option)	11/29/2007	$297,000
David Stueve (option)	11/29/2007	$135,000
Rich Horner (option)	11/29/2007	$54,000
Ted Dunham (option)	11/29/2007	$54,000
Rose Piel (option)	11/29/2007	$13,500
Brian Chaney (option)	11/29/2007	$13,500
John Quandahl (option)	11/29/2007	$216,000
John Richards (option) *	11/29/2007	$54,000
Tom Griffith (option) *	11/29/2007	$13,500
Lantern Advisors, LLC (warrant)	11/29/2007	$216,000
Donna Mendez (warrant)	11/29/2007	$8,100
Robert Jorgenson (warrant)	11/29/2007	$5,400

Results of Operations - Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

For the three month period ended September 30, 2008, net income was $330,000 compared to net income of $366,000 for the three months ended September 30, 2007. During the three months ended September 30, 2008, income before income taxes was $436,000 compared to income before income taxes of $587,000 for the three months ended September 30, 2007. The major components of each of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense are discussed below.

Revenues

Revenues totaled $3.23 million for the three months ended September 30, 2008 compared to $2.86 million for the three months ended September 30, 2007. This increase resulted from the increase in the number of stores operating during the 2008 interim period due to our acquisition of five stores in North Dakota operating under the name “Ameri-Cash,” the acquisition of National Cash & Credit, LLC and the acquisition of four stores from the “STEN” acquisition. During the three-month period ended September 30, 2008 we originated approximately $20.5 million in cash advance loans compared to $16.2 during the 2007 interim period. Our average loan (including fee) totaled approximately $361 during the period ended September 30, 2008 versus $333 in the 2007 interim period. Our average fee rate for the three months ended September 30, 2008 was $53 compared to $49 for the 2007 interim period. Revenues from check cashing, title loan, guaranteed phone/Cricket phone fees, and other sources totaled $474,000 and $479,000 for the three month periods ended September 30, 2008 and 2007, respectively.

The following table summarizes our revenues for the three months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
			(percentage of revenues)
Payday loan fees	$2,759,648	$2,377,355	85.4%	83.2%
Check cashing fees	279,787	310,509	8.7%	10.9%
Guaranteed phone/Cricket fees	130,405	154,788	4.0%	5.4%
Title loan fees	22,849	-	0.7%	0%
Other fees	40,532	14,200	1.2%	0.5%
Total	$3,233,221	$2,856,852	100.0%	100.0%

Store Expenses

Total expenses associated with store operations for the three months ended September 30, 2008 were $2.14 million compared to $1.90 million for the three months ended September 30, 2007. The most significant components of these expenses were salaries and benefits, provisions for loan losses, guaranteed phone/Cricket costs of sales, occupancy costs, advertising expenses, depreciation of store equipment, amortization of intangible assets and other expenses associated with store operations.

Our most significant increases in store expenses from the two interim periods related to salaries and benefits for our store employees, provisions for loan losses, and our costs of occupancy. As with our fiscal year-end results, guaranteed phone/Cricket phone costs of sales showed continued reductions in expense resulting from slowing guaranteed phone/Cricket phone sales overall. In the three months ending September 30, 2008 we also modestly decreased advertising expenses. A discussion of the various components of our store expenses for the three months ended September 30, 2008 appears below.

Salaries and Benefits. Payroll and related costs at the store level were $747,000 compared to $651,000 for the periods ended September 30, 2008 and 2007, respectively. Increased salaries and benefits expense resulted from of our addition of several store locations. We expect that, with anticipated continued store growth, these salaries and benefits expenses will continue to increase.

Provisions for Loan Losses. For the three months ended September 30, 2008 our provisions for loan losses were $567,000. For the three months ended September 30, 2007 such provisions were $413,000. Our provisions for loan losses represented approximately 20.5% and 17.4% of our loan fee revenue for the three months ended September 30, 2008 and 2007, respectively. We are currently experiencing a more challenging collections environment mainly reflected by increased bankruptcy filings, higher energy and other prices. Presently, we do not foresee any certain end to the current economic downturn and as a result we expect higher loan losses during fiscal 2008 than those we experienced during 2007.

Guaranteed phone/Cricket. Guaranteed phone/Cricket costs (reflecting costs of sales of such items) decreased from $88,000 for the three months ended September 30, 2007 to $50,000 for the three months ended September 30, 2008, a decrease of $38,000. This decrease has followed our expectations that our guaranteed phone/Cricket phone line of business will become increasingly less significant to our overall revenues as consumers move away from home phones in general (which is where the guaranteed phone/Cricket phone product is used) toward cell phones. By the end of fiscal 2008, we do not expect that this line of business will be significant.

Occupancy Costs. Occupancy expenses, comprised mainly of store leases, were $246,000 for the three months ended September 30, 2008 versus $185,000 for the three months ended September 30, 2007. The increase in our occupancy expenses relates to our acquisitions and operation of more stores during the most recent three-month period. In general, as we pursue a growth by small acquisitions strategy, we expect this trend to continue for the foreseeable future.

Advertising. Advertising and marketing expenses were $103,000 during the three-month period ended September 30, 2008 as compared to $106,000 during the three-month period ended September 30, 2007. In general, we expect that our marketing and advertising expenses for fiscal 2008 will remain relatively stable but will increase overall, as compared to fiscal 2007, if we are successful in implementing our acquisition strategy during the year.

Depreciation. Depreciation, relating to store equipment and capital expenditures for stores, increased from $27,200 for the three months ended September 30, 2007 to $26,700 for the three months ended September 30, 2008.

Amortization of Intangible Assets. Amortization of intangible assets was slightly higher for the two interim periods, being $101,000 for the three months ended September 30, 2008 versus $183,000 for the three months ended September 30, 2007.  The significant increase in amortization in 2008 was due to the change in customer relationships recorded as an intangible asset rather than goodwill.

Other. Other expenses were $304,000 for the three months ended September 30, 2008 versus $252,000 for the three months ended September 30, 2007 primarily due higher costs associated with operating a higher number of stores on a year over year basis.

General and Administrative Expenses

Total general and administrative costs for the three months ended September 30, 2008 were $653,000 compared to $365,000 for the period ended September 30, 2007. For the three-month period ended September 30, 2008, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, depreciation of certain headquarters-related equipment, and utilities, office supplies and other minor costs, professional fees for accounting and legal services (collectively grouped as “other” costs). A discussion of the various components of our general and administrative costs for the three months ended September 30, 2008 and 2007 appears below:

Salaries and Benefits. Salaries and benefits expenses for the three months ended September 30, 2008 were $355,000, an $95,000 increase from the $260,000 in such expenses during period ended September 30, 2007. The increase resulted mainly from headquarters and management employees being slightly higher for the period ended September 30, 2008 then they were for the corresponding period ended September 30, 2007. This slight increase is mainly due to our addition of employees since the Merger.

Depreciation. Depreciation for the period ended September 30, 2008 compared to September 30, 2007 was $13,500 and $10,800, respectively. Depreciation relates primarily to equipment and capital improvements at the Company’s corporate headquarters.

Other General and Administrative Expenses. Other general and administrative expenses, which includes professional fees for accounting and legal services, consulting services related to Sarbanes-Oxley compliance, utilities, office supplies, collection costs and other minor costs associated with corporate headquarters activities, aggregated to $284,000 for the three months ended September 30, 2008 versus $94,000 for the three months ended September 30, 2007. We do not expect these types of costs to decrease to their fiscal 2007 levels, as most of them are attributed to efforts to comply with various rules and regulations applicable to public reporting companies.

Total Operating Expenses

Our total operating expenses for the three months ended September 30, 2008 were $2.80 million compared to $2.27 million for the comparable period for 2007. Overall, the $530,000 increase in operating expenses were mainly attributed to our growth in the number of operating stores and increased costs associated with being a public reporting company.

Income Tax Expense

Income tax expense for the period ended September 30, 2008 was $158,000 compared to income tax expense of $221,000 for the period ended September 30, 2007, which decreased primarily as a result of our income before taxes for the 2008 period of $436,000 versus income before taxes for the 2007 period of $587,000.

Discontinued Operations

Income from discontinued operations was $52,197 for the nine months ended September 30, 2008.

Results of Operations - Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

For the nine month period ended September 30, 2008, net income was $481,132 compared to net income of $979,000 for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, income before income taxes was $678,000 compared to income before income taxes of $1.57 million for the nine months ended September 30, 2007. The major components of each of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense, as restated, are discussed below.

Revenues

Revenues totaled $8.91 million for the nine months ended September 30, 2008 compared to $8.46 million for the nine months ended September 30, 2007. This increase resulted from the increase in the number of stores operating during the 2008 interim period due to our acquisition of five stores in North Dakota operating under the name “Ameri-Cash,” the acquisition of National Cash & Credit, LLC and the acquisition of four stores from the “STEN” acquisition.  During the nine-month period ended September 30, 2008 we originated approximately $54.2 million in cash advance loans compared to $45.9 million during the 2007 interim period. Our average loan (including fee) totaled approximately $351 during the period ended September 30, 2008 versus $334 in the 2007 interim period. Our average fee rate for the nine months ended September 30, 2008 was $52 compared to $49 for the 2007 interim period. Revenues from check cashing, title loans, guaranteed phone/Cricket phone fees, and other sources totaled $1.52 million and $1.73 for the nine month periods ended September 30, 2008 and 2007, respectively.

The following table summarizes our revenues for the nine months ended September 30, 2008 and 2007, respectively:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
			(percentage of revenues)
Loan Fees	$7,392,462	$6,724,867	83.0%	79.5%
Check cashing fees	908,941	1,042,249	10.2%	12.3%
Guaranteed phone/Cricket fees	444,087	593,431	5.0%	7.0%
Title loan fees	22,849	-	0.2%	0%
Other fees	145,486	98,620	1.6%	1.2%
Total	$8,913,825	$8,459,167	100.0%	100.0%

Store Expenses

Total expenses associated with store operations for the nine months ended September 30, 2008 were $6.11 million compared to $5.71 million for the nine months ended September 30, 2007. The most significant components of these expenses were salaries and benefits, provisions for loan losses, guaranteed phone/Cricket costs of sales, occupancy costs, advertising expenses, depreciation of store equipment, amortization of intangible assets and other expenses associated with store operations.

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

Salaries and Benefits. Payroll and related costs at the store level were $2.23 million compared to $1.97 million for the nine months ended September 30, 2008 and 2007, respectively. Increased salaries and benefits expense resulted from of our addition of several store locations. We expect that, with anticipated continued store growth, these salaries and benefits expenses will continue to increase.

Provisions for Loan Losses. For the nine months ended September 30, 2008 our provisions for loan losses were $1.32 million. For the nine months ended September 30, 2007 such provisions were $1.06 million. Our provisions for loan losses represented approximately 17.8% and 15.7% of our loan fee revenue for the nine months ended September 30, 2008 and 2007, respectively. We believe that the increased loss ratio for the comparable periods results from both our increased store count, since the processes of integrating acquired store locations frequently involves some amount of time before store management had adopted and implemented our protective pre-transaction measures, and a more challenging consumer collections environment in general. The more challenging environment is mainly reflected by increased bankruptcy filings, higher energy and other prices. Presently, we do not foresee any certain end to the current economic downturn and as a result we expect higher loan losses during fiscal 2008 than those we experienced during 2007.

Guaranteed phone/Cricket. Guaranteed phone/Cricket costs (reflecting costs of sales of such items) decreased from $344,000 for the nine months ended September 30, 2007 to $224,000 for the nine months ended September 30, 2008, a decrease of $120,000. This decrease has followed our expectations that our guaranteed phone/Cricket phone line of business will become increasingly less significant to our overall revenues as consumers move away from home phones in general (which is where the guaranteed phone/Cricket phone product is used) toward cell phones. By the end of fiscal 2008, we do not expect that this line of business will be significant.

Occupancy Costs. Occupancy expenses, comprised mainly of store leases, were $675,000 for the nine months ended September 30, 2008 versus $559,000 for the nine months ended September 30, 2007. The increase in our occupancy expenses relates to our acquisitions and operation of more stores during the most recent six-month period. In general, as we pursue a growth by small acquisitions strategy, we expect this trend to continue for the foreseeable future.

Advertising. Advertising and marketing expenses were $281,000 during the nine month period ended September 30, 2008 as compared to $329,000 during the nine month period ended September 30, 2007. We have made a concerted effort to reduce our advertising expenses, the decrease in advertising and marketing expenses primarily results from the timing of payments. In general, we expect that our marketing and advertising expenses for fiscal 2008 will remain relatively stable but will increase overall, as compared to fiscal 2007, if we are successful in implementing our acquisition strategy during the year.

Depreciation. Depreciation, relating to store equipment and capital expenditures for stores, remained fairly equal at $85,000 for the nine months ended September 30, 2007 and nine months ended September 30, 2008.

Amortization of Intangible Assets. Amortization of intangible assets was roughly equivalent for the two interim periods, being $317,000 for the nine months ended September 30, 2008 versus $601,000 for the nine months ended September 30, 2007.  This is primarily due to the change in recording of our customer relationships as intangible assets.

Other. Other expenses were $972,000 for the nine months ended September 30, 2008 versus $757,000 for the nine months ended September 30, 2007 primarily due higher costs associated with operating a higher number of stores on a year over year basis.

General and Administrative Expenses

Total general and administrative costs for the nine months ended September 30, 2008 were $2.13 compared to $1.19 million for the nine months ended September 30, 2007. For the nine-month period ended September 30, 2008, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, depreciation of certain headquarters-related equipment, and utilities, office supplies and other minor costs, professional fees for accounting and legal services (collectively grouped as “other” costs). A discussion of the various components of our general and administrative costs for the nine months ended September 30, 2008 and 2007 appears below.

Salaries and Benefits. Salaries and benefits expenses for the nine months ended September 30, 2008 were $971,000, an increase of $101,000 over the $870,000 in such expenses during period ended September 30, 2007. Our payment cost for headquarters and management employees are slightly higher for the period ended September 30, 2008 then they were for the corresponding period ended September 30, 2007. This increase is mainly due to our addition of employees since the Merger.

Depreciation. Depreciation for the period ended September 30, 2008, in the amount of $31,000, and $32,000 for the period ended September 30, 2007. Depreciation relates primarily to equipment and capital improvements at the Company’s corporate headquarters.

Other General and Administrative Expenses. Other general and administrative expenses, which includes professional fees for accounting and legal services, consulting services related to Sarbanes-Oxley compliance, utilities, office supplies, collection costs and other minor costs associated with corporate headquarters activities, aggregated to $1.12 million for the nine months ended September 30, 2008 versus $284,000 for the nine months ended September 30, 2007. We do not expect these types of costs to decrease to their fiscal 2007 levels, as most of them are attributed to efforts to comply with various rules and regulations applicable to public reporting companies.

Total Operating Expenses

Our total operating expenses for the nine months ended September 30, 2008 were $8.24 million compared to $6.89 million for the comparable period for 2007. Overall, the $1.35 million increase in operating expenses were mainly attributed to our growth in the number of operating stores and increased costs associated with being a public reporting company.

Income Tax Expense

Income tax expense for the period ended September 30, 2008 was 274,000 compared to income tax expense of $588,000 for the period ended September 30, 2007, which decreased primarily as a result of our income before taxes for the 2008 period of $678,000 versus income before taxes for the 2007 period of $1,567,000.

Discontinued Operations

See Note 2, “Restatement” for information regarding the specific impacts of the discontinued operations to our consolidated balance sheets and consolidated statements of income.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine Months Ended September 30,
	2008	2007

Cash flows provided (used) by :
Operating activities	$(1,091,673)	$1,276,917
Investing activities	(643,611)	(106,281)
Financing activities	3,307,905	(1,204,920)
Net increase in cash	1,572,621	(34,284)
Cash, beginning of period	984,625	1,265,460
Cash, end of period	$2,557,246	$1,231,176

At September 30, 2008 we had cash of $2.40 million compared to cash of $984,000 on December 31, 2007. The increase results mainly from our receipt of cash in the private placement transaction that closed simultaneously with the Merger. For fiscal year 2008, we believe that our available cash, combined with expected cash flows from operations, will be sufficient to fund our liquidity and capital expenditure requirements during fiscal 2008. Our expected short-term uses of cash include funding of operating activities, anticipated increases in payday loans, dividend payments on our Series A preferred stock (to the extent approved by the Board of Directors), and the financing of expansion activities, including new store openings and store acquisitions.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On September 30, 2008, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, except for the item noted below, our disclosure controls and procedures were effective.

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