Form 10-K
period 2008-12-31
WESTERN CAPITAL RESOURCES, INC.
filed 2009-05-04
CIK 1363958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________

Commission File Number 000-52015
_____________________

WESTERN CAPITAL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Minnesota	47-0848102
(State of incorporation)	(I.R.S. Employer Identification No.)

11550 “I” Street, Suite 150 Omaha, Nebraska	68137
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (402) 551-8888

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, no par value per share
_____________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of June 30, 2008 was approximately $9.0 million based on the closing sales price of $4.50 per share as reported on the OTCBB.  As of April 30, 2009, there were 7,971,007 shares of our common stock, no par value per share, outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

Western Capital Resources, Inc.
Form 10-K

Table of Contents

PART I

ITEM 1    BUSINESS

OVERVIEW

Western Capital Resources, Inc. (the “Western Capital Resources,” or “Western Capital,” the “Company,” or “we” or “us”), a Minnesota corporation, provides short-term consumer loans, commonly referred to as cash advance or “payday” loans, through its wholly owned operating subsidiary Wyoming Financial Lenders, Inc. The Federal Trade Commission describes these loans as “small, short term high rate loans.” Our loans are offered and made in exchange for fees that, if treated as interest, are at a rate extraordinarily higher than prime, and are made to individuals who do not typically qualify for prime rate loans. As a consequence, our loans may be considered a type of subprime loan. At December 31, 2007, we operated 54 payday lending stores, with locations in Colorado, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming. At December 31, 2008, we operated 55 payday lending stores, with locations in the same states. During the course of fiscal 2008, we acquired a total of 14 payday lending stores, later disposed of eight stores, and closed five stores. Our provision of payday loans is typically heavily regulated by the various states in which we operate, and our payday lending business is extremely susceptible to the adverse effects of any changes in federal or state laws and regulations that may further restrict or flatly prohibit payday lending.

We also provide ancillary consumer financial products and services that are complementary to our payday lending business, such as check-cashing services, money transfers and money orders. Our check-cashing services involve the cashing of checks for a fee; money-transfer services involve the transfer of money by wire for a fee; and our money-orders services involve the issuing of money orders for a fee. We believe these services are complementary since customers typically come to our stores for financial reasons and to procure financial services (i.e., obtain a loan). Once the loan has been obtained, a customer may, for instance, decide to wire a payment of money or obtain a money order to satisfy a debt or other obligation. Our loans and other services are subject to state regulations (which vary from state to state), and federal and local regulations, where applicable.

In addition, we sell Cricket cellular phones and accessories and guaranteed phone services. Cricket phones are prepaid cellular phones that function for a period of time, without usage limitations and without any long-term contract or commitment required from the consumer, for a flat fee. At December 31, 2008, we operated 11 Cricket stores, with locations in four states (Kansas, Nebraska, Missouri and Texas). Our guaranteed phone service is a home phone (land line) service. We ordinarily sell our guaranteed phone products at only 15 of our current payday lending stores. Revenues from our guaranteed phone business are not significant and are expected to further decline due to the rise in popularity of mobile phones. While there are state regulations that affect our provision of Cricket phone products and services, our Cricket phone business is not highly susceptible to the adverse effects of changes in federal or state laws and regulations.

For the fiscal year ended December 31, 2008, each of our major lines of business (i.e., payday lending and ancillary services, and the sale of Cricket phone products and services), generated associated fees. In fiscal 2008, we generated from continuing operations approximately:

•	$10.19 million in payday lending fees representing approximately 79.2% of our total revenues,
•	$1.13 million in check-cashing fees representing approximately 8.8% of our total revenues, and
•	$1.06 million in guaranteed phone/Cricket phone fees representing approximately 8.2% of our total revenues.

Other business activities resulted in revenues of approximately $.49 million during fiscal 2008, representing approximately 3.8% of our total revenues. We believe that the percentage of operating expenses we incur in pursuit of our major business lines is approximately equal to the percentage of revenues generated by such business lines.

The table below summarizes our financial results and condition as of December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Revenues	$12,874,817	$11,346,524
Net loss available to to common shareholders	$1,495,315	$3,079,217
Current assets	$9,252,235	$10,278,755
Current liabilities	$3,418,196	$3,122,136
Total assets	$21,212,639	$19,439,823
Total liabilities	$5,982,196	$3,122,136
Shareholders' equity	$15,230,443	$16,317,687

The above figures include an assumed preferred stock dividend relating to our Series A Convertible Preferred Stock in the aggregate amount of $2.1 million for fiscal 2007.

PAYDAY LENDING BUSINESS

General Description

The short-term consumer loans we provide are commonly referred to as “cash advance loans” or “payday loans.” Such loans are referred to as “payday loans” because they are typically made to borrowers who have no available cash and promise to repay the loan out of their next paycheck. In some cases, these same types of loans are referred to as “deferred deposit advances” because the borrowers, instead of funding repayment of the loan out of a paycheck, promise to repay the loan with their next regular fixed-income payment, such as a social security check.

When we make cash advance or “payday” loans, we provide a customer with cash in exchange for a promissory note with a maturity of generally up to four weeks that is supported by that customer’s post-dated personal check for the aggregate amount of the loan, plus a fee. During fiscal 2008, we offered payday loans ranging from $20 to $1,200, with the average loan amount being approximately $301, and the principal amounts of over 95% of our payday loans ranging from $100 to $500. Approximately 65% of our loan transactions are made for a period of up to four weeks and approximately 35% of our loan transactions involve loans whose initial maturity extends beyond four weeks. To repay the loans, customers may pay with cash, in which case their personal check is returned to them, or allow their personal check to be presented to their bank for collection.

The Payday Loan Process

Customers seeking to obtain a payday loan must:

•	complete a loan application
•	maintain a personal checking account
•	have a suitable source of income
•	have a valid driver’s license
•	not otherwise be in default on a loan from us where available
•	enter into a standard loan agreement and promissory note with us, and
•	deliver their personal post-dated check.

Our standard loan application with customers provides that we will not cash their check until the due date of the associated loan. A customer’s debt to us is satisfied by: (i) payment of the full amount owed in cash (at which point we return the customer’s personal check); or (ii) deposit of the customer’s check with the bank. Where permitted by state regulation, a customer may renew a loan after full payment in cash of the fee associated with the original loan. When applicable, a customer renewing a loan signs a new promissory note and provides us with a new check.

We require that a customer have and maintain a personal checking account for a number reasons. First, we need to ascertain that the personal post-dated check we receive from that customer is written against a valid and existing checking account. Second, we review recent bank statements from the checking account for proof that the customer’s statements to us, and the representations made to us in the related loan agreement, relating to their employment and level of income are accurate. Third, we also review the recent bank statements for evidence of any returned checks. If an applicant has more than one returned check on their recent bank statements, we are unlikely to extend a loan to that person.

Ordinarily, we deem items such as a recent pay stub, or a bank statement evidencing periodic payroll deposits, as sufficient proof of current employment. We do not, however, independently verify that a borrowing customer is employed at the time of a loan. Furthermore, we do not require or request any information relating to whether a borrowing customer’s employment is on a full-time or part-time, or hourly or salaried, basis; nor do we otherwise make any independent verification regarding these kinds of employment-related facts. We make loans without proof of employment and without a recent bank statement only to repeat customers, who have not previously defaulted on loans we have made to them, in states that do not require those items as prerequisites for a loan. An employment income source is determined to be “suitable” if it appears to be valid from our review of the bank statements and any pay stubs provided to us as evidentiary support for their employment. Nevertheless, we do not advance a customer more than 25% of the monthly income that he or she appears to earn, based on our review of applicable documentation the customer provides to us. We apply this limitation to all of our customers and in all circumstances, including attempts to roll over loans, except for repeat customers who have had repaid all of their prior loans on time.

We do not undertake any formal or informal credit check of borrowers, or any review of their credit history in connection with a proposed loan transaction. When making a loan to a first-time customer, we obtain reports from a third-party vendor that summarize recent credit requests, existing bad debt, and existing delinquencies. These reports are provided by Teletrack. If an applicant has a poor Teletrack report showing multiple recent credit requests or existing delinquencies, or more than one returned check on their recent bank statements, we are unlikely to extend a loan to that person. For repeat customers, we do not order Teletrack reports.

As part of each lending transaction, we enter into a standardized written contract with the borrowing customer. The standardized contracts vary slightly based on state law differences, but all of our standard contracts plainly state in simple terms the annual percentage rate (assuming the fees we charge are computed as interest) in compliance with Regulation Z, and the consequences of defaulting on the loan. We retain copies of our written contracts at the stores where the transactions are processed and also provide copies to our customers. Our standard documentation includes:

•	a promise to repay the loan and associated loan fee
•	an express right to prepay without penalty (but without return of any portion of the associated loan fee)
•	a statement that the borrower will pay an additional fee in the event that the post-dated check is returned for insufficient funds
•
a right of the borrower to rescind the transaction, without cost, at any time prior to the close of business on the business day immediately following the date of the loan, by returning the borrowed amount alone

•	customary representations and warranties
•	a dispute-resolution clause under which the parties agree to submit any claims or controversies to binding arbitration
•	a notice of financial privacy rights
•	an affirmative check-the-box representation about whether the borrower is a member of the U.S. military, and
•	an acknowledgment that the borrower has read and understands the borrowing agreement.

Upon completion of a loan application, the provision of proof of an existing bank account, current income sources, a valid driver’s license, and signed loan agreement and our acceptance of such agreement, the loan approval process is complete. At that point, the customer signs a promissory note and provides us with a personal post-dated check for the principal loan amount plus a specified fee. All documentation is reviewed and payday loans are approved at the store level only, barring extraordinary circumstances. Nearly all of the loans we make are “payday loans” where the borrower provides us with a personal post-dated check. All checks are drawn upon the borrowers bank. We do not accept third-party checks in connection with a payday lending transaction. We make very few “deferred deposit advance” loans, and we estimate that fewer than one percent of our total loans during fiscal 2008 were loans of this type. In part, this is because we require reasonable proof of current employment as a condition to obtaining a loan from us.

Beyond the steps described above, we do not make any independent determination of the ability of a potential borrower to repay the loans we make to them. Instead, we rely on a borrower’s representations to us and proof regarding their employment and ownership of an active bank account, our review of their recent bank statement, and our policy that limits loans to no more than 25% of a borrower’s monthly income.

In general, our lending process and standards are extraordinarily different from those used by banks. To our knowledge, banks typically order and carefully review credit reports, engage in some level of analysis relating to the ability of a potential borrower to repay the loan, and will typically make independent verification of employment and earnings history through payroll deposits, phone calls, reviews of tax returns and other processes—all in an effort to minimize the risk of a loan default. As a result, we generally experience a higher default rate on our personal loans than banks do on their personal loans. At December 31, 2008, we had an aggregate of approximately:

•	$3.95 million in outstanding loan principal due to us
•	$.69 million in payday fees due to us
•	$1.64 million of late loans (customers’ repayment checks presented as NSF within last 180 days)

The Fees We Charge

The fee we charge for a payday loan varies from state to state, based on applicable regulations, and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed. We do not charge interest in connection with our loans. If, however, we calculate the loan fees we charge as an annual percentage rate of interest, such rate would range from 120% for a 60-day loan transacted in Wyoming (on the low end) to approximately 570% for a 14-day loan in Wisconsin (on the high end), with the average actual loan fees we charge involving an imputed annual percentage rate of approximately 343%. The term of a loan significantly affects the imputed APR of the fees we charge for our loans. For instance, when a $15 fee is charged for a two-week loan of $100, the resulting APR is 390%. When the same fee on $100 is charged for a four-week loan, the resulting APR is 195%. When our general range of loan fees is applied to our average fiscal 2008 loan amount of $301, the APR ranges from 388.7% to 570.1% for a two-week loan involving a $15 and $22 fee, respectively; and from 194.4% to 285.0% for a four-week loan involving a $15 and 22 fee, respectively. Currently, we do not charge the maximum fee permitted in all of the states where we operate. We do, however, charge a uniform fee for all transactions processed in any particular state that involve the same range of payday loan amounts and the same term. The table below sets forth the uniform fees we charge and imputed APRs in the states where we operated during fiscal 2008:

State	Fees	APR (%) on a 14- day $100 Loan	APR (%) on a 28- day $100 Loan	APR (%) on a 14- day $301 Loan	APR (%) on a 28- day $301 Loan
Arizona	$17.50 per $100 advanced	455%	228%	605%	302%
Colorado	$20 on first $300 advanced; $7.75 per $100 advanced (up to $500)	520%	260%	238%	120%
Iowa	$15 on first $85 advanced; 11.1% on additional amounts (up to $445)	433%	217%	337%	168%
Kansas	$15 per $100 advanced	390%	195%	518%	259%
Montana	$20.54 per $100 advanced (max. fee of $61.62)	534%	267%	532%	266%
Nebraska	$17.50 per $100 advanced	455%	228%	605%	302%
North Dakota	$20 per $100 advanced	520%	260%	691%	346%
South Dakota	$20 per $100 advanced	520%	260%	691%	346%
Utah	$20 per $100 advanced	520%	260%	691%	346%
Wisconsin	$22 per $100 advanced	572%	286%	760%	380%
Wyoming	$20.54 per $100 advanced (max. fee of $192.84)	534%	267%	710%	355%

Of the 10 states in which we presently operate (as of December 31, 2008 we no longer operate in Arizona), three states (South Dakota, Utah and Wisconsin) do not limit the fees we may charge, or the term (i.e., the length) of the loans we may offer, our customers.  In addition, two of these states (Utah and Wisconsin) do not limit the amount we may loan to customers in a payday lending transaction.  In South Dakota, we offer loans from $21 to $500, charge $20 for each whole or partial increment of $100 that we loan, and offer loan terms from one to 31 days.  Our fiscal 2008 revenue derived from South Dakota amounted to 6.03% of our total 2008 revenue.  In Utah, we offer loans from $20 to $1,650, charge $20 for each whole or partial increment of $100 that we loan, and offer loan terms from one to 31 days.  Our fiscal 2008 revenue derived from Utah amounted to 4.48% of our total 2008 revenue.  In Wisconsin, we offer loans from $20 to $500, charge $22 for each whole or partial increment of $100 that we loan, and offer loan terms from one to 36 days.  Our fiscal 2008 revenue derived from Wisconsin amounted to 6.76% of our total 2008 revenue.

Currently, 15 states and the District of Columbia have laws limiting the amount of fees that may be charged in connection with any lending transaction (including payday lending transactions) when calculated as an annual percentage rate.  These states permit imputed APRs ranging from 16% to 36%.  These limitations, combined with other limitations and restrictions, effectively prohibit us from engaging in payday lending in those jurisdictions. In addition, the federal government has passed the “2007 Military Authorization Act” which prohibits lenders from offering or making payday loans (or similar lending transactions) to members of the U.S. military when the interest, or fees calculated as an annual percentage rate, exceed 36%.  Like the state limitations discussed above, this limitation effectively prohibits us from engaging in payday lending with members of the U.S. military.  As a result of these restrictions, we do not and do not plan to conduct business in these jurisdictions or with U.S. military personnel.

The above-described fees are the only fees we assess and collect from our customers for our loans.  Nevertheless, we also charge a flat fee that ranges from $15 to $30 (depending on the state) for returned checks in the event that a post-dated check we attempt to cash as repayment for our loan is returned.  In fiscal 2008, we had approximately 10,167 checks returned that were assessed a fee, compared to approximately 8,500 such checks during fiscal 2007.  In fiscal 2008, we collected approximately 36.07% of the returned check fees for these bad checks, for a total of approximately $72,940.  In fiscal 2007, we collected approximately 41% of these returned check fees, for a total of approximately $67,375.

Extensions or “Rollovers” of Payday Loans

In addition, when a customer “rolls over” or extends the term of an outstanding loan, we treat that rollover or extension as a brand new loan and we again charge the applicable loan fee for that transaction.  This rollover has no effect on the imputed annual percentage rate of the loan in those cases where the extended term is equal to the initial term of the loan.  For example, a $100 four-week loan that costs $20 to obtain is the APR equivalent of 261%.  If a customer extends the term of that loan for an additional four-week period, the customer will have paid $40 total in fees to obtain the $100 eight-week loan—which is again the APR equivalent of 261%.  In cases where a customer (1) extends or rolls over a loan for a length of time that is less than the original loan or (2) repays the extended loan prior to the expiration of the fully extended term, the imputed APR will increase.  For example, if a customer who obtained an initial $100 four-week loan for $20 in loan fees (the APR equivalent of 261%) later extends the term of that loan for only two additional weeks and pays the additional $20 loan fee, that customer will have borrowed $100 for a six-week period at a total cost of $40—which is the APR equivalent of 347%.  We do not charge any interest on the unpaid fee from the initial term of the loan because, as a condition to agreeing to a loan extension, we will only accept cash payment of the fee for extending the loan.  In fiscal 2008, 16.9% of our total loan fee revenues were derived from loan fees charged and collected upon the extension or rollover of payday loans.

Most states prohibit payday lenders from extending or refinancing a payday loan.  Nevertheless, five states in which we presently operate—Colorado, South Dakota, North Dakota, Utah and Wisconsin—do permit a loan to be extended or “rolled over” for a specified period.  Of these states, Colorado and North Dakota permit only one loan extension; South Dakota permits up to four loan extensions; and Utah and Wisconsin have no limit on the number of loan extensions.  In the aggregate, we extended approximately 16.5% of all our total loans made during fiscal 2008.  Of the total payday loans we made during fiscal 2008 that were eventually extended, the average number of times they were extended was approximately 3.4 times.  In fiscal 2008, the total extended terms (i.e., lengths) of the loans that were rolled over, to the extent we successfully collected fees for such loans, ranged from 1-45 days in Colorado, 1-60 days in North Dakota, 1-120 days in South Dakota, 1-84 days in Utah, and 1-240 days in Wisconsin.  On average, we extended the terms of approximately 56.1% of the total loans we made in these five states, including 11.9% of our loans in Colorado, 24.4% of our loans in North Dakota, 42.3% of our loans in South Dakota, 57.3% of our loans in Utah and 68.2% of our loans in Wisconsin during fiscal 2008.

A summary of key regulatory limits by state is as follows:
State	Minimum Loan	Maximum Loan	Maximum Fee	Maximum Term	Extension/Rollover Permitted
Arizona	$50	$500	15%*	No limit	Yes
Colorado	No minimum	$500	20% of fist $300; 7.5% thereafter	40 days	Yes
Iowa	No minimum	$500	$5+10% of first $100*; 10% thereafter	31 days	No
Kansas	No minimum	$500	$15 per $100	30 days	Not prohibited
Montana	$50	$300	25%	31 days	No
Nebraska	No minimum	$500	15%* per $100	31 days	No
North Dakota	No minimum	$600	20%	60 days	Yes
South Dakota	No minimum	$500	No limit	No limit	Yes
Utah	No minimum	No limit	No limit	No limit	No
Wisconsin	No minimum	No limit	No limit	No limit	Yes
Wyoming	No minimum	No limit	20%	30 days	No

* Denotes that the applicable percentage is calculated on the loan amount plus any finance charges.

Multiple Loans to Single Customers

We occasionally make multiple loans to a single customer if permitted by applicable law and regulations.  Based on our outstanding loans as of December 31, 2008, approximately 6.6% of our customers had more than one loan outstanding.  In these cases, the average number of separate loans outstanding was two and the average aggregate principal amount loaned was approximately $476.

Risks Associated With Our Loans—Default and Collection

Ordinarily, our customers approach us for a loan because they do not at that time have funds sufficient to meet their present obligations, and so rarely if ever do our customers have sufficient funds in their checking accounts to cover the personal post-dated checks they provide us at the time of the loan transaction. The nature of our payday loan transactions present a number of risks, including the ultimate risk that the loan will not be paid back. In addition, we do not obtain security for our payday loans principally because, even assuming our customers would have potential collateral to offer as security for a payday loan, the small size of each particular lending transaction does not justify the time, effort and expense of identifying the collateral and properly obtaining a security interest. As a consequence, all of our payday loans are unsecured. This means that, absent court or other legal action compelling a customer to repay our loans, we rely principally on the willingness and ability of our customers to repay amounts they owe us. In this regard, in many cases the costs of merely attempting to collect the amounts owed to us exceed the amounts we would seek to collect—making it impractical to take formal legal action against a defaulted borrower.

When a customer defaults on a loan, we engage in store-level collection practices that include attempts to contact the customer and obtain payment, and attempts to contact the customer’s bank in order to determine whether funds are available to satisfy their personal post-dated check. If funds are available, we present the check to the bank for repayment and an official check from the bank is obtained to pay off the item. The costs involved in these initial collection efforts are minimal as they involve some employee time and possibly a flat $15-30 fee to the bank to cover the cost of the cashier’s check. If funds are not available, we generally attempt to collect returned checks for up to 180 days through continued attempts to contact the customer. If our attempts remain unsuccessful after 180 days, we assign the item to a collection agency. Assignment to a collection agency may cost us 30-40% of the amount eventually collected (if any) from the customer. Ordinarily, we do not recoup any costs of collection from our customers.

Historically, we collect approximately 50% of all returned checks, which results in approximately 3.4% of our total payday loans being uncollectible. In fiscal 2008, we made approximately 210,682 loan transactions, of which approximately:

•	76.3% were paid in full at or prior to the expiration of the original loan term, accounting for approximately 74.2% of our loan fee revenues
•	16.9% were refinanced, extended, renewed or otherwise paid after the expiration of their original loan term, accounting for approximately 18.6% of our loan fee revenues, and
•	6.8% involved a personal post-dated check that was returned for insufficient funds.

Marketing Strategy

Our advertising and marketing efforts are designed to introduce customers to our services, build customer loyalty and generate repeat visits and transactions. Our principal means of advertising consists of promotional materials and Yellow Page directories used in our active markets.

Industry Information

There are an estimated 22,000 cash advance loan stores in the United States, which in the aggregate provide approximately $40 billion in short-term credit to households experiencing cash-flow shortfalls. Presently, there are 35 states that expressly permit or do not expressly prohibit payday lending. Industry trends indicate that there is likely to be a net decrease in total payday lending stores over the next few years due to store closings resulting from a combination of regulatory changes (e.g., a recent federal law prohibits payday lending to members of the U.S. military), a slowdown in new store growth and general economic conditions. During 2007, the payday lending store base declined by approximately 600 stores, or 2.5%—the first such decline in seven years.

According to the Community Financial Services Association of America (CFSA), payday loan customers typically are middle-income or lower-middle-income, middle-educated individuals who are a part of a young family (See Community Financial Services Association of America, citing to The Credit Research Center, McDonough School of Business, Georgetown University, Gregory Elliehausen and Edward C. Lawrence, “Payday Advance Credit in America: An Analysis of Customer Demand”). The CFSA is a lobbying organization for the payday loan industry. The Credit Research Center study cited by the CFSA was based upon telephone interviews of 427 borrowers of payday loans in 2000 and 2001, and the answers provided in those interviews by the borrowers were not independently verified by the study’s authors. Moreover, the authors of that study note that, of the 5,364 payday loan consumers whom they attempted to contact and interview for the study, 1,113 were not able to be reached because their phones had been disconnected and another 1,043 refused to be interviewed or else quit the interview prior to completion.  We do not possess independent information that corroborates the findings of The Credit Research Center, and we do not collect demographic data about our customers.

The Consumer Federation of America (CFA), a nonprofit consumer advocacy organization, has submitted written comments to the Federal Trade Commission that make assertions very different from those proponed by the CFSA.  For example, the CFA asserts that “payday loan borrowers are typically female, make around $25,000 a year, are renters, and more likely to be minorities than the general population.  Payday lenders have clustered around military bases, in low to moderate income neighborhoods, and in predominantly minority areas.”  (See Comments To the Federal Trade Commission Regarding the Fair Debt Collection Practices Act Collecting Consumer Debts: The Challenges of Change By the Consumer Federation of America, June 20, 2007).  The CFA presently does not make available to the public the research data to support its claims, and as a consequence we are unable to evaluate their accuracy.

Predatory Lending and Regulatory Concerns

The Federal Trade Commission has issued an FTC Consumer Alert (Federal Trade Commission, March 2008, Consumer Alert entitled “Payday Loans Equal Very Costly Cash: Consumers Urged to Consider the Alternatives”) that discourages consumers from obtaining payday loans such as the loans we offer, primarily on the basis that payday loans are very costly and consumers should consider alternatives to accepting a payday loan.  For further information, you may obtain a copy of the alert at www.ftc.gov/bcp/edu/pubs/consumer/alerts.

In general, the payday lending suffers from the perception and widespread belief that payday lenders are in the nature of predatory lenders, offering loans to low income and poorly educated consumers at costs that are too high to be good for consumers.  This perception and belief results in frequent efforts in the U.S. Congress and various state legislatures, often proponed by consumer advocacy groups and lobbyists for traditional financial institutions such as banks, to further regulate and restrict or outrightly prohibit payday lending.  For example, the federal government passed the 2007 Military Authorization Act which prohibits any persons from offering or making loans to members of the military when the interest and loan fees, calculated as an annual percentage rate, exceed 36%.  This limitation effectively prohibits payday lenders from making payday loans to members of the U.S. military.  Moreover, a bill was introduced before the U.S. Senate in July 2008, entitled the “Protecting Consumers from Unreasonable Credit Rates Act of 2008” (an amendment to the Truth in Lending Act), proposing to set a maximum actual or imputed interest rate of 36% on all extensions of credit of any type anywhere in the United States.  The bill is intended to limit the charges and fees payable in connection with payday lending. Presently, the bill is in the Senate Committee on Banking, Housing, and Urban Affairs.  The Company has no further information regarding the bill at this time.  The passage of this bill into law would essentially prohibit the Company from conducting its payday lending business in its current form, and would certainly have a highly material and adverse effect on the Company, its operating results, financial condition and prospects—including its very viability.  For more information, please see “Risk Factors” below.

We do not believe the payday lending is predatory, nor do we believe that our loans are too costly for consumers if they are judiciously obtained.  In fact, we believe that bank overdraft fees by themselves are typically far more costly for consumers, and bouncing a check can often involve other negative consequences such as independent fees levied by the parties to whom a bad check is written, negative publicity, etc.  In this regard, the FDIC released a November 2008 report called “Study of Bank Overdraft Programs.”  The report indicates that the average amount obtained when bank customers overdraw their accounts is $60, and the average overdraft fee charged by the bank is $27.  This equates to an APR of 1,173% and 585% for a two-week and four-week $60 bank “loan,” respectively.  In sum, we believe that many of the bad perceptions about our industry are fueled primarily by:

•	the effects of our loans on consumers who do not judiciously obtain payday loans
•	a lack of genuine understanding about the choices faced by low and middle-income people facing a critical cash shortage, and
•	anti-payday lending lobbying campaigns often funded by traditional financial institutions, such as banks and credit unions, that would economically benefit from the elimination of payday lending.

Finally, we have become aware of fairly recent and aggressive enforcement and prosecution by the FTC against payday lenders using unfair and abusive lending practices in violation of the Truth in Lending Act and Regulation Z, including failures to properly disclose loan terms and imputed APRs.  In particular, we believe that FTC regulators are expanding theories relating to “fair and adequate” disclosure loan terms.  This focus includes marketing and advertising materials (specifically, the layout and presentation of such materials), and specific practices that may detract attention from or diminish the prominence of disclosures relating to loan terms, and the costs and risks involved with payday loans.  Moreover, it has come to our attention that FTC regulators are more keenly scrutinizing whether payday lending business practices match advertised claims.  While we do not presently anticipate any adverse regulatory issues or outcomes relating to our business, it is possible that one or more of our store locations could come under FTC scrutiny and that any such scrutiny could negatively affect store performance and consume considerable time and attention of our management.

Seasonality

We have experienced seasonality in our payday lending operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

Effect of General Economic Conditions on our Payday Lending Business

We do not believe that consumer demand for our payday lending services is being negatively impacted by the present crises in the credit markets and financial services industry.  We also do not believe that a typical recession will have a significant and adverse impact on demand for our payday lending services.  If, however, a recession or other economic downturn or event were to involve a significant rise in unemployment levels, we could then anticipate a negative and material impact on our business since all of our payday loan customers must have an income source in order to obtain a loan from us.  In addition, it seems likely that a continued poor or worsening economic situation could result in greater loan losses than we have recently experienced.  Already, our business has experienced increases in our provision for loan losses.  For instance, our provision for loan losses totaled $1.88 million for 2008, $1.48 million for 2007, and $.88 million for 2006.  Our provision for loan losses as a percentage of payday loan fee revenue was 18.5% during 2008, 16.3% during 2007, and 12.7% during 2006.  The less favorable loss ratio year-to-year reflects in part a more challenging collections environment as a result of an increase in bankruptcy filings, higher energy prices and increased competition in the lending industry.

Due to our inability to foretell the depth and duration of the present economic downturn, we believe there are currently uncertainties in how significant any increased loan losses for fiscal 2009 may be.  In addition, we believe that the tightening of credit in general has made it more difficult for us to make certain we have the liquidity to fund our operations and make loan proceeds available to consumers.  Furthermore, we anticipate that the present condition of the financial markets will make it more difficult for us to borrow money to fund the expansion of our operations through acquisitions.  Finally, due in part to the state of the capital markets we may also have a more difficult time in identifying sellers of businesses who are willing to accept our stock as part of any acquisition consideration.

CRICKET PHONE BUSINESS

General Description

We are an authorized dealer of Cricket Wireless products and services and operate Cricket retail stores in Nebraska, Missouri, Texas and Kansas.  Although Cricket Wireless owns a number of corporate stores, Cricket Wireless is partnering with dealers in order to reach their market-penetration goals.  Authorized dealers are permitted to sell the Cricket line and generally locate their store operations in areas with a strong potential customer base where Cricket does not maintain a corporate storefront.  These locations are generally within the urban core or surrounding areas of a community.  We are an authorized premier Cricket dealer, and as such, we are only permitted to sell the Cricket line of prepaid cellular phones at our Cricket retail stores.  In addition, each store we operate must resemble a Cricket corporate store.  Once we identify an area to locate a new store, we contact Cricket Wireless to obtain approval.   Once Cricket Wireless approves our recommended location, we establish the storefront.  Cricket Wireless provides assistance with exterior signage cost, marketing funds for the launch and premier kits for display.

We profit in this business through retail telephone sales used in Cricket services, sales of phone accessories (e.g., face plates and phone chargers), fees charged when a customer changes service providers, or whenever a customer pays his or her Cricket invoice at one of our store locations.

We bear no risk of non-payment because of the prepaid nature of the service.  Service automatically terminates upon nonpayment.

Market Information and Marketing

At December 31, 2008, Cricket cellular phone service was offered in 30 states and had approximately 3.8 million customers.  Leap Wireless Communications, Inc., a Delaware corporation and public reporting corporation and the owner of Cricket Wireless, plans to expand its network footprint by launching Cricket service in new markets and increasing and enhancing coverage in our existing markets.  Cricket Wireless service offers customers unlimited wireless voice and broadband data services for a flat monthly rate.  In addition, our retail stores offer Cricket PAYGo™ services, which is an unlimited prepaid wireless service, in select markets.  Cricket PAYGo is a daily pay-as-you-go service designed for customers who prefer the flexibility and control offered by traditional prepaid services but who are seeking greater value for their dollar.

Cricket products and services are primarily targeted to market segments that are underserved by traditional communications companies.  Based on disclosures made by Leap Wireless Communications, Cricket customers tend to be younger, have lower incomes and include a greater percentage of ethnic minorities.  Cricket services are designed to appeal to customers who value unlimited wireless services with predictable billing and who use the majority of those wireless services from within Cricket service areas.  In contrast, the majority of wireless customers in the U.S. subscribe to post-pay services that may require credit approval and a contractual commitment from the subscriber for a period of at least one year and may include overage charges for call volumes in excess of a specified maximum.  According to International Data Corporation, U.S. wireless market penetration was approximately 89% at December 31, 2008.  Like Leap Wireless Communications, we believe that a significant portion of the remaining growth potential in the U.S. wireless market consists of customers who are price-sensitive, who have lower credit scores or who prefer not to enter into fixed-term contracts.  We believe that our authorized Cricket store business directly caters and appeals strongly to these customer segments.

We expect that consumers may wish to prepay their phone service or purchase prepaid cellular/Cricket phones:

•	to avoid costly phone purchase and long-term and expensive service contracts with wireless carriers
•	because poor credit histories may prevent them from successfully obtaining a service contract with a wireless carrier, or
•
due to a short-term need and circumstances in which they expect to engage in heavy usage of phones, and so they wish to pay a flat fee for a period of time instead of risking additional per-minute charges on their phone usage.

Nevertheless, we do not formally query our customers who purchase our phone products or services as to their motivations in purchasing those products or services, and we do not have customer data indicating the extent to which our phone customers cannot obtain a service contract from a long-term contract carrier of phone service or some other phone service provider.

Market Strategy

We believe that our business model is scalable and can be expanded successfully into adjacent and new markets as we perfect our operational protocols and our administrative office functions relating to our Cricket business.  We are looking to acquire additional Cricket dealerships in the midwest and launch additional stores in new Cricket markets that are currently underserved by competing service providers.

Products and Services

Our authorized Cricket retail stores offer the following products and services:

•
Cricket Wireless service plans, each designed to attract customers by offering simple, predictable and affordable wireless voice and data services that are a competitive alternative to traditional wireless and wireline services by offering plans with a flat-rate and unlimited usage within Cricket service areas, and without requiring fixed-term contracts, early termination fees or credit checks

•
Cricket Wireless plan upgrades (e.g., international calling minutes to Canada and/or Mexico; roaming service packages, text messages) and applications (including customized ring tones, wallpapers, photos, greeting cards, games and news and entertainment message deliveries) on a prepaid basis

•	Cricket handsets
•	Cricket broadband service affording customers unlimited wireless access to the Internet through their computers at a flat rate with no long-term commitments or credit checks, and
•	Cricket PAYGo service, an unlimited prepaid (daily pay-as-you-go) wireless service available in select markets.

The payment options for Cricket customers include:

•	point of activation, which can be either through automatic charge against a debit or credit card on bill cycle due date
•	check payment by mail
•	payment at any corporate Cricket store, dealer location or alternative payment locations (e.g., a local grocery store), and
•	payment by telephone using a credit or debit card.

Customers also have an option on the purchase of their cellular phone.  The customer can either purchase a new phone from us or purchase a used phone from a previous customer.  All phones must be paid for in full because there is no contract for the monthly prepaid service.  Phones range in price from $49 (with limited features) to high-end telephones at $299.

Seasonality

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base.  We generally expect new sales activity to be highest in the first and fourth quarters.  Nevertheless, our revenues can be strongly affected by the launch of new markets, promotional activity and competitive actions, any of which have the ability to reduce or outweigh certain seasonal effects.

REGULATION

We are subject to regulation by federal, state and local governments that affect the products and services we provide. Generally, these regulations are designed to protect consumers who deal with us and are not designed to protect our shareholders.

Regulation of Payday Lending

In those states where we currently operate, we are licensed as a payday lender where required and are subject to various state regulations regarding the terms and conditions of our payday loans and our lending policies, procedures and operations.  In some states, payday lending is referred to as “deferred presentment,” “cash advance loans” or “deferred deposit loans” or “consumer installment loans.”  State regulations normally limit the amount that we may lend to any single consumer and may limit the number of loans that we may make to any consumer at one time, or in the course of a single year.  State regulations also limit the amount of fees that we may assess in connection with any loan transaction and may limit a customer’s ability to extend or “rollover” a loan with us.  Often, state regulations also specify minimum and maximum maturity dates for payday loans and, in some cases, specify mandatory cooling-off periods between transactions.

Our payday lending practices must also comply with the disclosure requirements of the Federal Truth-In-Lending Act and Regulation Z under that Act.  Our collection activities for delinquent loans are generally subject to consumer protection laws regulating debt-collection practices.  Finally, our payday lending business subjects us to the Equal Credit Opportunity Act and the Gramm-Leach-Bliley Act.

During the last few years, legislation has been introduced in the U.S. Congress and in certain state legislatures proposing various restrictions or an outright prohibition on payday lending.  Currently, state laws in Oregon and Georgia have effectively eliminated the ability to conduct payday lending activities in those states, and payday lending will be prohibited in Arizona in July 2010.  In addition, a recent federal law prohibits loans of any type to U.S. military personnel and their family members with charges or interest in excess of 36% per annum.

Financial Reporting Regulation

Regulations promulgated by the United States Department of the Treasury under the Bank Secrecy Act require us to report all transactions involving currency in an amount greater than $10,000.  Generally, every financial institution must report each deposit, withdrawal, exchange of currency or other payment or transfer that involves an amount greater than $10,000.  In addition, multiple currency transactions must be treated as a single transaction if we have knowledge that the transactions are by or on behalf of any one person and result, in a single business day, in the transfer of cash in or out totaling more than $10,000.  In addition, the regulations require us to maintain information concerning sales of monetary instruments for cash in amounts from $3,000 to $10,000.  The Bank Secrecy Act requires us, under certain circumstances, to file a suspicious activity report.

The Money Laundering Act of 1994 requires us, as a money service business, to register with the United States Department of the Treasury.  Money services businesses include check cashers and sellers of money orders.  Money services businesses must renew their registrations every two years, maintain a list of their agents, update the agent list annually, and make the agent list available for examination.

Finally, we have established various procedures designed to comply, and we continue to monitor and evaluate our business methods and procedures to ensure compliance, with the USA PATRIOT Act.

Privacy Regulation

We are subject to a variety of federal and state laws and regulations restricting the use and seeking to protect the confidentiality of customer identity and other personal nonpublic customer information. We have identified our systems that capture and maintain nonpublic personal information, as that term is understood under the Gramm-Leach-Bliley Act and associated regulations. We disclose our public information policies to our customers as required by that law. We also have systems in place intended to safeguard this information as required by the Gramm-Leach-Bliley Act, which specifically governs certain aspects of our payday lending business.

COMPETITION

Like most other payday lenders, we believe that the primary competitive factors in our business are location and customer service. We face intense competition in an industry with relatively low barriers to entry, and we believe that the payday lending markets are becoming more competitive as the industry matures and consolidates. We compete with other payday lending and check cashing stores, and with financial service entities and retail businesses that offer payday loans or similar financial services. For example, we consider credit card companies that offer payday features, credit unions, banks that offer small loans, and creditors and loan services that can extend payment terms an outstanding loans, to be our competitors. In addition, we compete in part with services offered by traditional financial institutions, most particularly with respect to the “overdraft protection” services those institutions may offer and the charges they levy for checks written with insufficient funds.

Additional areas of competition have recently arisen. Businesses now offer loans over the internet as well as “loans by phone,” and these services have begun to compete with the services we offer. There also has been increasing penetration of electronic banking and related services into the check cashing and money transfer industry, including direct deposit of payroll checks, payroll cards, stored-value cards and electronic transfer of government benefits.

We also believe that customer service is critical to developing loyalty. In our industry, we believe that quality customer service means:

•	assisting with the loan application process and understanding the loan terms,
•	treating customers respectfully, and
•	processing transactions with accuracy, efficiency and speed.

Our Cricket store business competes primarily with other actual or potential authorized sellers and distributors of Cricket products and services. The authorization to sell Cricket products and services is granted by Cricket Communications, a Delaware corporation (sometimes referred to as “Cricket Wireless, Inc.”) and wholly owned subsidiary of Leap Wireless International, Inc. Presently, we believe that our ability to compete with other would-be sellers of Cricket products and services will materially depend on the success with which we operate those store locations for which we presently have a license to operate. If we successfully manage those stores and are able to develop and maintain a strong working relationship with Cricket Communications, we expect that we may be able to effectively compete for additional store locations when and as they come available. Nevertheless, it is possible that other authorized sellers may be stronger operators than us, or appear to be stronger operators than us merely because they have better locations, either of which may negatively affect our ability to win authorizations for new locations and grow our Cricket business. In addition, it is possible that Cricket Communications may itself, at some point in the future, determine to become more involved in the direct operation of its retail stores and move away from an authorized distributor business model. In any such event, our ability to maintain and grow our Cricket business will be negatively impacted.

TECHNOLOGY AND INFORMATION

We maintain an integrated system of software applications and platforms for processing the various types of financial transactions we offer. These systems provide us with customer service, internal control mechanisms, record-keeping and reporting information. We have one point-of-sale system used by all of our payday store locations. On a daily basis, transaction data is collected and integrated into our management information systems. These systems are designed to provide summary, detailed and exception information to regional, area and store managers as well as corporate staff. We utilize a point-of-sale system designed to collect customer information that can be utilized for demographic analysis, as well as the financial tracking of purchases, returns and Cricket service payments.

SECURITY

We believe the principal security risks to our payday lending operations are robbery and employee theft. We have established extensive security systems, dedicated security personnel and management information systems to address both areas of potential loss. To protect against robbery, most store employees work behind bullet-resistant glass and steel partitions, and the back office, safe and computer areas are locked and closed to customers. Our security measures in each store include safes, electronic alarm systems monitored by third parties, control over entry to customer service representative areas, detection of entry through perimeter openings, walls and ceilings and the tracking of all employee movement in and out of secured areas. Employees use cellular phones to ensure safety and security whenever they are outside the secure customer service representative area. Additional security measures include alarm systems in all stores, remote control over alarm systems, the arming, disarming and changing of user codes, and mechanically and electronically controlled time-delay safes.

Since we have high volumes of cash and negotiable instruments at our locations, and particularly at our payday lending stores, we believe that daily monitoring, unannounced audits and immediate responses to irregularities are critical to security and play an important role in our internal controls. Our regional managers perform weekly unannounced store audits and cash counts at our stores as well as random inventory counts of cellular phones and accessories. We self-insure for employee theft and dishonesty at the store level.

INTELLECTUAL PROPERTY

Our business is not materially dependent upon licenses or similar rights or on any single patent or group of related patents. While we make efforts to protect our trade secret information, others may independently develop or otherwise acquire substantially equivalent proprietary information or techniques or gain access to our proprietary process or technology or disclose such processes or technology. Any of these factors could harm our business.

EMPLOYEES

At December 31, 2008, we had approximately 159 employees, consisting of 148 store personnel (120 of whom were employed at payday loan stores and 28 of which were employed at Cricket retail stores), three field managers and eight corporate office employees. We believe our relationship with our employees is good, and we have not suffered any work stoppages or labor disputes. We do not have any employees that operate under collective-bargaining agreements.

CORPORATE INFORMATION

General

Our principal offices are located at 11550 “I” Street, Suite 150, Omaha, Nebraska 68137, and our telephone number at that office is (402) 551-8888.

Western Capital Resources, Inc. was originally incorporated and organized as a Minnesota corporation under the name URON Inc. in November 2001. From its incorporation until August 2006, URON was wholly owned by Multiband Corporation, a Minnesota corporation. Multiband spun off URON to Multiband’s shareholders in August 2006. In connection with this spin-off transaction, URON filed a Form 10-SB registration with the SEC and Multiband distributed an information statement to its shareholders. In the spin-off transaction, Multiband distributed to its shareholders approximately 49% of the issued and outstanding shares of URON common stock, and retained for itself ownership of approximately 51% of the issued and outstanding shares of URON common stock. The spin-off dividend was effected on August 10, 2006 for shareholders of record of Multiband common stock as of May 1, 2006. On August 11, 2006, Multiband sold its remaining approximate 51% interest in URON Inc. to Lantern Advisers, LLC for $75,000 in cash.

URON’s principal business was the provision of dial-up internet service to residential and commercial customers, principally in the midwestern United States, Texas, South Carolina and Florida. URON’s customers paid a monthly recurring fee for such services. In December 2007, we engaged in a merger transaction with Wyoming Financial Lenders, Inc., a Wyoming corporation. Further information about the reverse merger transaction is set forth below. At the time of the Merger, URON had no full-time employees involved in the business of providing internet service. Instead, URON utilized billing and customer service personnel from its former parent company, Multiband Corporation pursuant to a written agreement between URON and Multiband. In July 2008, we changed our corporate name from URON Inc. to “Western Capital Resources, Inc.”

The Company’s fiscal year ends December 31, 2008. Neither the Company nor any of its predecessors have been in bankruptcy, receivership or any similar proceeding.

Reverse Merger Transaction

Pursuant to an Agreement and Plan of Merger and Reorganization dated December 13, 2007 (referred to throughout this report as the “Merger Agreement”), by and among URON Inc. (the Company), WFL Acquisition Corp. (a Wyoming corporation and then our wholly owned subsidiary), and Wyoming Financial Lenders, Inc., a Wyoming corporation, WFL Acquisition Corp. merged with and into Wyoming Financial Lenders with Wyoming Financial Lenders remaining as the surviving entity and our wholly owned operating subsidiary. This transaction is referred to throughout this report as the “Merger.” The Merger became effective as of the close of business on December 31, 2007.

At the effective time of the Merger, the legal existence of WFL Acquisition Corp. ceased and all shares of capital stock of Wyoming Financial Lenders that were outstanding immediately prior to the Merger were cancelled, with one share of common stock of such corporation issued to the Company. Simultaneously, WERCS, Inc., a Wyoming corporation and the former sole holder of capital stock of Wyoming Financial Lenders, Inc., received:

•	1,125,000 shares of our common stock, representing approximately 17.9% of our common stock outstanding immediately after the Merger, and
•
10,000,000 shares of our newly created preferred stock, designated as “Series A Convertible Preferred Stock,” which was then and presently remains convertible into our common stock on a share-for-share basis, subject to adjustment.

On an aggregate and as-if-converted basis, WERCS received and held 11,125,000 common shares representing approximately 63.3% of our common stock immediately after the Merger. In addition, WERCS received a cash payment of $278,845 in return of capital as part of the Merger.

Each share of our Series A Convertible Preferred Stock has a stated value of $2.10. Upon any event resulting in our liquidation, each holder of Series A Convertible Preferred Stock would be entitled to receive $2.10 per preferred share, plus accrued but unpaid dividends. Dividends on the Series A Convertible Preferred Stock accrue at the per annum rate of 10%, and are payable in cash (subject to the option of the holder to receive shares of common stock in lieu of cash).

Based on the foregoing, the shares of Series A Convertible Preferred Stock issued in the Merger had, and presently still have, an aggregate liquidation value of $21 million. We believe that the liquidation value of our Series A Convertible Preferred Stock approximated the fair value of such stock on the date of issuance. The shares of our common stock issued in the Merger had an approximate aggregate value of $1.35 million, based on a $1.20 per share valuation for such shares—the same per share price at which 3,331,669 shares were sold in a private placement that closed on the same date as the Merger. Accordingly, and after considering the return of capital payment issued to WERCS in connection with the Merger, the total consideration issued to WERCS in the Merger aggregated approximately $22.6 million.

We engaged in the Merger in order to acquire the business of Wyoming Financial Lenders, Inc., having met with the management of that company and investigated its business. Prior to the Merger, our business consisted of providing dial-up internet service to residential and commercial customers, principally in the midwestern United States, Texas, South Carolina and Florida. Because of the proliferation of more advanced and attractive alternatives to dial-up modems for accessing the Internet, URON’s business was rapidly dwindling for a period of time prior to the Merger and its operations were deemed insignificant enough to have the Company classified as a “shell company” under applicable SEC rules.

The Merger resulted in the change of control of the Company and a change in our Board of Directors. In that change of control, and as contemplated by the Merger Agreement, WERCS, Inc., the former owner of Wyoming Financial Lenders, became our controlling shareholder (beneficially owning, immediately after the Merger, approximately 63.3% of our common stock) and the sole director serving on our Board of Directors prior to the Merger resigned immediately after approving an increase in the number of directors comprising the Board of Directors, and appointing five new directors at the effective time of the Merger. Nevertheless, certain management-level appointments were made several weeks prior to the Merger. For instance, at the time of the Merger our Chief Operating Officer (Mr. John Quandahl) was the Chief Operating Officer of Wyoming Financial Lenders. Our executive management was changed on November 29, 2007, in anticipation of the Merger. At that time, it was the determination of the URON Board of Directors that, since a letter of intent had already been entered into with Wyoming Financial Lenders with respect to a possible merger transaction, the process of integrating the two companies would proceed far more smoothly if day-to-day operational decisions respecting such integration could be made by persons who were intimately familiar with the business to be acquired. This decision was significantly influenced by the fact that (i) the management personnel appointed on November 29, 2007 were not involved in URON’s dwindling dial-up internet business and (ii) our Board of Directors remained unaffected and wholly controlled by our pre-Merger shareholders. Accordingly, if the parties had failed to promptly reach a definitive Merger Agreement and eventually engage in the Merger, our Board of Directors would have removed the newly appointed executives without effect on URON’s dial-up internet business. Furthermore, our Board of Directors was fully informed about the conflicts of interest presented by the management appointments, and expressly retained final discretion to approve the closing of the Merger transaction—even after the Merger Agreement had been executed and delivered on December 13, 2007.

Prior to the Merger, we effected a 1-for-10 share combination (i.e., reverse stock split) of our capital stock that was effective as of December 27, 2007. The share combination was approved by our Board of Directors pursuant to the provisions of the Minnesota Business Corporation Act together with a corresponding reduction in the number of shares of authorized capital stock. The reverse stock split was deemed necessary by the parties to Merger Agreement in order to obtain a post-Merger capitalization that would properly apportion the Company’s equity in a manner consistent with the intent expressed in the Merger Agreement. In this regard, the Merger Agreement made the effectuation of the reverse stock split a condition to the consummation of the Merger. The effect of the reverse stock split upon the shareholders of URON prior to the Merger was to reduce the absolute number of shares of capital stock which each possessed by a factor of ten, maintain their percentage ownership in the Company until the Merger, and then, upon the effectiveness of the Merger, reduce their collective percentage ownership in the Company to approximately 9.5%.

Neither the Merger nor the Merger Agreement was approved by the shareholders of URON. This is because Minnesota corporate law does not require any such approval from the shareholders of a Minnesota corporation who will acquire another company in a merger transaction structured as a triangular merger. A triangular merger is a merger in which the legal entities engaged in the merger itself are an acquisition target (in our case, Wyoming Financial Lenders) and an acquisition subsidiary (in our case, a subsidiary formed and owned by URON that was named WFL Acquisition Corp.). In a reverse triangular merger, the acquisition subsidiary merges with and into the acquisition target; the outstanding stock of the acquisition subsidiary and the acquisition target is cancelled; a new ownership interest in the acquisition target is issued to the parent corporation of the acquisition subsidiary (in our case, URON); and shares of the parent corporation are issued to the former owners of the acquisition target. In other words, although URON was a party to the Merger Agreement and was involved in the transactions associated with the Merger, URON did not itself merge with any other entity. Minnesota law requires shareholder approval of a merger only when a Minnesota corporation is itself merging with or into another entity.

RECENT DEVELOPMENTS

Acquisition of PQH Wireless

On October 15, 2008, we entered into and consummated certain transactions contemplated by a Stock Purchase Agreement with PQH Wireless, Inc., a Nebraska corporation, and Mark Houlton, Charles Payne and John Quandahl, the three stockholders of PQH Wireless. Under the Stock Purchase Agreement, we acquired all of the outstanding shares of PQH Wireless for a total purchase price of $3,035,000. The purchase price was paid by making a cash payment of $535,000 to Charles Payne and issuing a 7% promissory note to Mr. Payne in the principal amount of $500,000, and issuing a 10% promissory note in the amount of $1,000,000 to each of Mark Houlton and John Quandahl. All of the promissory notes mature on October 1, 2011.

At the time of the acquisition, PQH Wireless operated nine Cricket Wireless stores in Nebraska, Missouri and Texas. For further information about our acquisition of PQH Wireless, please see Item 13 “Certain Relationships and Related Transactions and Director Independence” below. In March 2009, PQH Wireless launched eight new Cricket Wireless stores in Indiana.

Revolving Credit Line with Banco Popular

On November 13, 2008, Wyoming Financial Lenders entered into a Business Loan Agreement and associated agreements with Banco Popular North America, located in Rosemont, Illinois. The Business Loan Agreement provides Wyoming Financial Lenders with a one-year revolving line of credit in an amount of up to $2,000,000. Amounts borrowed under the Business Loan Agreement accrue interest at the per annum rate equal to one point over the Banco Popular North America Prime Rate (which rate is presently 4.5%). As permitted by the Business Loan Agreement, we are making interest-only payments on a monthly basis. All accrued and unpaid interest, together with all outstanding principal, will be due on October 30, 2009.

Amounts advanced under the Business Loan Agreement are guaranteed by Western Capital and personally by Christopher Larson, formerly our Chief Executive Officer. In connection with the Business Loan Agreement, both Wyoming Financial Lenders and Western Capital granted security to Banco Popular. In particular, Wyoming Financial Lenders granted Banco Popular a security interest in substantially all of its assets, and Western Capital pledged its entire ownership interest in Wyoming Financial Lenders. For further information regarding our line of credit with Banco Popular, please see Items 1A, 7 and 9B of this Annual Report.

Redemption Agreement

On December 31, 2008, we entered into a Redemption Agreement with Christopher Larson, formerly our Chief Executive Officer. Under the Redemption Agreement, we redeemed 1,291,290 shares of our common stock from Mr. Larson. As payment for the redeemed shares, we assigned to Mr. Larson our entire ownership interest in National Cash & Credit and WCR Acquisition Co., a Minnesota corporation. Each of National Cash & Credit and WCR Acquisition was our wholly owned subsidiary prior to the transaction.

In addition, we assigned and delegated to National Cash & Credit all of our rights and obligations under an Asset Purchase Agreement which we caused WCR Acquisition Co. to enter into on July 31, 2008 in order to acquire four payday lending stores in Arizona and associated assets from affiliates of STEN Corporation. Similarly, we assigned and delegated to National Cash & Credit all of our rights and obligations under certain promissory notes that we had delivered to STEN Corporation in connection with the Asset Purchase Agreement. Finally, pursuant to the Redemption Agreement we paid (in the first quarter of 2009) National Cash & Credit the total amount of principal due in January, together with interest accrued on those promissory notes as of December 31, 2008, which payment aggregated to $104,687.50. For further information regarding the Redemption Agreement, please see Item 13 “Certain Relationships and Related Transactions and Director Independence” below.

Changes in Management

In the past several months, there have been several changes in our executive management and Board of Directors. In particular:

•
On December 31, 2008, Christopher Larson, our former director, President and Chief Executive Officer, resigned his positions on the Board of Directors and as our President and Chief Executive Officer. On the same date, Mr. Steven Staehr also resigned his position as our Chief Financial Officer.

•
On December 31, 2008, our Board of Directors appointed John Quandahl to serve as our Chief Executive Officer and interim Chief Financial Officer. Mr. Quandahl continues to serve as our Chief Operating Officer. On March 9, 2009, our Board of Directors appointed Mr. Quandahl to our Board of Directors.

•	On March 18, 2009, John H. Klassen IV resigned from our Board of Directors. Mr. Klaasen’s seat remains vacant as of the date of this report.

Acquisition of VZ Wireless

On January 14, 2009, our PQH Wireless subsidiary purchased certain assets of VZ Wireless, LLC, a Wisconsin limited liability company. Under the related Asset Purchase Agreement, PQH Wireless acquired 12 Cricket Wireless store locations and related assets for a cash purchase price of $1,828,000. The acquired stores and assets are located in Kansas City, Missouri (four stores) and St. Louis, Missouri (eight stores).

Settlement Agreement

On May 1, 2009, we entered into a Settlement Agreement with Christopher Larson, our former Chief Executive Officer. We entered into the Settlement Agreement to settle certain disputes that we had with Mr. Larson. Under the Settlement Agreement, we, together with Wyoming Financial Lenders, WERCS and John Quandahl (collectively, the “Western Parties”), fully released Mr. Larson and National Cash & Credit (together, the “Larson Parties”) from any and all claims, known and unknown, and the Larson Parties similarly fully released the Western Parties from any and all claims, known and unknown. In addition, the Settlement Agreement required Mr. Larson to place all 550,000 shares of his common stock in the Company in an escrow arrangement that will result in either the complete redemption of those shares or the release of those shares back to him under certain circumstances. In particular:

•
the shares will be fully redeemed in the event that either Mr. Larson’s personal guaranty of debt owed by Wyoming Financial Lenders to Banco Popular North America is terminated or revoked, or all amounts owed by Wyoming Financial Lenders to Banco Popular are fully paid; or

•
the shares will be released back to Mr. Larson in the event that Mr. Larson pays money in satisfaction of the guaranty or WERCS breaches the terms of an agreement it has with Mr. Larson to indemnify him in the event he is required to perform any obligations under his personal guaranty.

For further information regarding the Settlement Agreement, please see Item 9B, “Other Information,” below.

ITEM 1A RISK FACTORS

You should consider the following risk factors, in addition to the other information presented or incorporated by reference into this Annual Report on Form 10-K, in evaluating our business and your investment in us.

The payday loan industry is highly regulated under state laws. Changes in state laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations, could negatively affect our business.

Our business is regulated under numerous state laws and regulations, which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of the date of this report, approximately 34 states and the District of Columbia had legislation permitting or not prohibiting payday loans. During the last few years, legislation has been adopted in some states that prohibits or severely restricts payday loans. For example, in 2006, Oregon passed a ballot initiative that caps interest rates and origination fees on payday loans at 36%, among other limitations. Before that, Georgia law effectively prohibited direct payday lending in 2004.

There are nearly always bills pending in various states to alter the current laws governing payday lending. Any of these bills, or future proposed legislation or regulations prohibiting payday loans or making them less profitable, could be passed in any state at any time, or existing payday loan laws could expire. Recently, proposed legislation banning payday loans was introduced in Nebraska. This bill was ultimately defeated. However, since we derive approximately 36% of our revenues in Nebraska, the passage of any such legislation in Nebraska would have a highly material and negative effect on our business.

Statutes authorizing payday loans typically provide state agencies that regulate banks and financial institutions with significant regulatory powers to administer and enforce the laws relating to payday lending. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, that affect the way we do business and may force us to terminate or modify our operations in those jurisdictions. They may also impose rules that are generally adverse to our industry. Finally, in many states, the attorney general has scrutinized or continues to scrutinize the payday loan statutes and the interpretations of those statutes.

Any adverse change in present laws or regulations, or their interpretation, in one or more such states (or an aggregation of states in which we conduct a significant amount of business) would likely result in our curtailment or cessation of operations in such jurisdictions. Any such action would have a corresponding highly material and negative impact on our results of operations and financial condition, primarily through a material decrease in revenues, and could also negatively affect our general business prospects as well if we are unable to effectively replace such revenues in a timely and efficient manner.

Our business is subject to complex federal laws and regulations governing lending practices, and changes in such laws and regulations could negatively affect our business.

Although states provide the primary regulatory framework under which we offer payday loans, certain federal laws also affect our business. For example, because payday loans are viewed as extensions of credit, we must comply with the federal Truth-in-Lending Act and Regulation Z under that Act. Additionally, we are subject to the Equal Credit Opportunity Act, the Gramm-Leach-Bliley Act and certain other federal laws. Additionally, anti-payday loan legislation has been introduced in the U.S. Congress in the past. These efforts culminated in federal legislation in 2006 that limits the interest rate and fees that may be charged on any loans, including payday loans, to any person in the military to the equivalent of 36% per annum. The military lending prohibition became effective on October 1, 2007.

In July 2008, a bill was introduced before the U.S. Senate, entitled the “Protecting Consumers from Unreasonable Credit Rates Act of 2008” (an amendment to the Truth in Lending Act), proposing to set a maximum actual or imputed interest rate of 36% on all extensions of credit of any type. The bill is intended to limit the charges and fees payable in connection with payday lending. Presently, the bill is in the Senate Committee on Banking, Housing, and Urban Affairs. Additionally, the Obama presidential campaign platform included support for a nationwide 36% interest rate cap. We have no further information regarding the bill or any legislative efforts that the Obama Administration may propone at this time. The passage of this bill or any similar bill into law would essentially prohibit us from conducting our payday lending business in its current form, and would certainly have a material and adverse effect on the Company, operating results, financial condition and prospects and even its viability.

Any adverse change in present federal laws or regulations that govern or otherwise affect payday lending could result in our curtailment or cessation of operations in certain jurisdictions or locations. Furthermore, any failure to comply with any applicable federal laws or regulations could result in fines, litigation, the closure of one or more store locations or negative publicity. Any such change or failure would have a corresponding impact on our results of operations and financial condition, primarily through a decrease in revenues resulting from the cessation or curtailment of operations, decrease in our operating income through increased legal expenditures or fines, and could also negatively affect our general business prospects as well if we are unable to effectively replace such revenues in a timely and efficient manner or if negative publicity effects our ability to obtain additional financing a needed.

Changes in local regulations could have a material adverse effect on our business, results of operations and financial condition.

In addition to state and federal laws and regulations, our business is subject to various local rules and regulations such as local zoning regulations and permit licensing. We are aware of increasing efforts by local jurisdictions to restrict payday lending through the use of local zoning and permitting laws. Any actions taken in the future by local zoning boards or other governing bodies to require special use permits for, or impose other restrictions on, payday lenders could have a material adverse effect on the growth of our business and business prospects primarily by restricting any efforts to grow our business “organically” by opening more lending store locations.

Litigation and regulatory actions directed toward our industry or us could adversely affect our operating results, particularly in certain key states.

During the last few years, our industry has been subject to regulatory proceedings, class action lawsuits and other litigation regarding the offering of payday loans, and we could suffer losses resulting from interpretations of state laws in those lawsuits or regulatory proceedings, even if we are not a party to those proceedings. For example, the North Carolina Commissioner of Banks recently issued a ruling in which it determined that Advance America, which marketed, originated, serviced and collected payday loans on behalf of a state-chartered bank located in Kentucky, violated various North Carolina consumer-protection statutes. Thus, the losses we could suffer could be directly incurred through our involvement in litigation or regulatory proceedings, or could be indirectly incurred through negative publicity regarding the industry in general that is generated by litigation on regulatory proceedings involving third parties.

In addition, regulatory actions taken with respect to a particular non-payday lending financial service that we offer could negatively affect our ability to offer such other financial services. For example, if we were the subject of regulatory action related to our check-cashing business, that regulatory action could adversely affect our ability to maintain our licenses for payday lending. Moreover, the suspension or revocation of our license or other authorization in one state could adversely affect our ability to maintain licenses in other states. Accordingly, a violation of a law or regulation with respect to otherwise unrelated products or in other jurisdictions could affect other parts of our business and adversely affect our business and operations as a whole.

We will likely need additional financing in the future and any such financing may dilute our existing shareholders.

We anticipate that we will continue to experience growth in our income and expenses for the foreseeable future and that our operating expenses will be a material use of cash resources. Presently, we believe we have cash sufficient to maintain operations through fiscal 2009, through a combination of operating cash flow and/or the partial payment of dividends on our Series A Convertible Preferred Stock. Our expectation in this regard accounts for $2 million in borrowing that will become due in October 2009. In the event that our income does not meet our expectations, we may sooner require additional financing for working capital. In addition, if we determine to grow our business through acquisitions, any acquisitions we consummate will likely involve outside financing. Any additional financing, for whatever purpose and for whatever reason, may dilute our existing shareholders.

Additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities (including equity-linked or convertible debt securities), loans from banks, loans from our affiliates or other financial institutions. We may not, however, be able to sell any securities or obtain any such additional financing when needed, or do so on terms and conditions acceptable or favorable to us, if at all. If financing is not available, we may be forced to consider strategic alternatives, such as (but not limited to) curtailing certain aspects of our operations or closing certain operating locations. If we successfully enter into a financing transaction, any additional equity or equity-linked financing would be dilutive to shareholders, and additional debt financing, if available, may involve restrictive covenants.

Failure to achieve and maintain effective internal controls could limit our ability to detect and prevent fraud and thereby adversely affect our business and stock price.

Effective internal controls are necessary for us to provide reliable financial reports. Nevertheless, all internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our most recent evaluation of our internal controls resulted in our conclusion that our disclosure controls and procedures were not effective due to a variety of reasons, including the failure to maintain a tone of control consciousness and effective controls over the period-end financial reporting process, expenditures, intangibles and goodwill, payroll processes, as well as the preparation of the income tax provision and related deferred and current tax calculations.

Our failure to achieve and maintain an effective internal control environment could cause us to be unable to produce reliable financial reports or prevent fraud. This may cause investors to lose confidence in our reported financial information, which could in turn have a material adverse effect on our stock price.

The concentration of our revenues in certain states could adversely affect us.

We currently provide payday lending services in 10 states. For the year ended December 31, 2008, revenues from our locations in Nebraska represented approximately 30% of our total revenues. For the foreseeable future, we expect that a material and significant portion of our revenues will continue to be generated in Nebraska. As a result, changes to prevailing economic, demographic, regulatory or any other conditions, including the legislative, regulatory or litigation risks mentioned above, in the markets in which we operate, and in Nebraska in particular, could lead to a reduction in demand for our payday loans and result in a decline in our revenues or an increase in our provision for doubtful accounts, or even an outright legal prohibition on the conduct of our business. Any of these outcomes could in turn result in a material and swift deterioration of our financial condition principally by impairing our revenues and affecting our ability to obtain financing and operating liquidity, our operating results and our business prospects (again, principally by reducing our revenues and impairing our ability to grow our business).

A default under our borrowing agreements with Banco Popular could require us to seek financing on a short-term basis that may be disadvantageous to the Company and could result in our inability to redeem and retire 550,000 shares of our common stock presently held in an escrow arrangement.

On November 13, 2008, Wyoming Financial Lenders, Inc. entered into a Business Loan Agreement and associated agreements with Banco Popular North America, located in Rosemont, Illinois. The Business Loan Agreement provides Wyoming Financial Lenders with a one-year revolving line of credit in an amount of up to $2,000,000. All accrued and unpaid interest, together with all outstanding principal, will be due on October 30, 2009. We have guaranteed all amounts advanced to Wyoming Financial Lenders under the Business Loan Agreement. In addition, the obligations of Wyoming Financial Lenders under the Business Loan Agreement are guaranteed personally by Christopher Larson, our former Chief Executive Officer. As detailed elsewhere in this report, Mr. Larson resigned from his officer and director positions on December 31, 2008 and is no longer associated with the Company.

As we explain under the caption “Banco Popular Line of Credit” in Items 7 and 9B below, we notified Banco Popular about our separation with Mr. Larson and the transactions contemplated under the Redemption Agreement that we entered into with him. Furthermore, we notified Banco Popular in April 2009 about our inability to deliver certain financial information in a timely manner as required under the Business Loan Agreement. Our delay in delivering the financial information required under the Business Loan Agreement (audited financial statements and tax returns) resulted primarily from our need to restate our financial statements for the year ended December 31, 2007 and the subsequent interim periods ending September 30, 2008. On April 30, 2009, Banco Popular furnished us with their written waiver of our failure to timely deliver such information. As a result, presently neither the departure of Christopher Larson or any of the transactions effected in connection with the Redemption Agreement nor restatement of our financial statements for the year ended December 31, 2007 and the subsequent interim periods ending September 30, 2008 have had an adverse impact upon our revolving credit line with Banco Popular under the Business Loan Agreement.

Nevertheless, it is possible that other difficulties may arise in relation to our Business Loan Agreement with Banco Popular. For instance, since we have separated with Mr. Larson, it is possible that Mr. Larson may revoke or breach the terms of his guaranty agreement, resulting in a default under the Business Loan Agreement. It is also possible that we may, at some point in the future, be unable to meet a material covenant under the Business Loan Agreement or may otherwise find ourselves in default. Defaults occur under the Business Loan Agreement in the event of:

•	a default in payment
•	a default in a representation, warranty or covenant under the Business Loan Agreement or any of the other agreements entered into in connection therewith
•	a default under any other material agreement to which Wyoming Financial Lenders or any guarantor is a party
•	the insolvency of Wyoming Financial Lenders
•	an adverse change in the financial condition of Wyoming Financial Lenders
•	the defective collateralization or the commencement of creditor proceedings against borrower or against any collateral securing the obligations under the Business Loan Agreement, or
•	a change in control of more than 25% of the common stock of Wyoming Financial Lenders

In the event of any default, Banco Popular may accelerate all amounts due subject to a ten-day right to cure applicable in certain circumstances. This right may require us to take steps that would otherwise be adverse to us in order to meet our accelerated payment obligations, including such steps as selling additional securities or assets of the Company or obtaining financing on terms that are disadvantageous.

In connection with the Business Loan Agreement, both Wyoming Financial Lenders and Western Capital granted security to Banco Popular. In particular, Wyoming Financial Lenders granted Banco Popular a security interest in substantially all of its assets, and we pledged our ownership (i.e., shares of common stock) in Wyoming Financial Lenders. Because Wyoming Financial Lenders conducts our payday lending business, this means that if we were unable to meet our accelerated payment obligations in the event of a default, we could lose some or all of our ownership of our payday lending business.

Finally, as disclosed in Item 9B below, we entered into a Settlement Agreement with Christopher Larson on May 1, 2009 to settle certain disputes that we had with Mr. Larson. Under the Settlement Agreement, Mr. Larson has placed all 550,000 shares of his common stock in the Company in an escrow arrangement that will result in either the complete redemption of those shares or the release of those shares back to him under certain circumstances. In particular:

•
the shares will be fully redeemed in the event that either Mr. Larson’s guaranty of debt owed by Wyoming Financial Lenders to Banco Popular is terminated or revoked, or all amounts owed by Wyoming Financial Lenders to Banco Popular are fully paid; or

•
the shares will be released back to Mr. Larson in the event that Mr. Larson pays money in satisfaction of the guaranty or WERCS breaches the terms of an agreement it has with Mr. Larson to indemnify him in the event he is required to perform any obligations under his personal guaranty.

Therefore, if we were unable to meet our accelerated payment obligations in the event of a default, we could lose our right to redeem and retire the 550,000 shares of common stock presently held in the name of Mr. Larson.

Unpredictability in financing markets could impair our ability to grow our business through acquisitions.

We anticipate that opportunities to acquire similar businesses will materially depend on the availability of financing alternatives with acceptable terms. As a result, poor credit and other market conditions or uncertainty in the financing markets could materially limit our ability to grow through acquisitions since such conditions and uncertainty make obtaining financing more difficult.

Public perception of payday lending as being predatory or abusive could adversely affect our business.

Recently, consumer advocacy groups and media reports have advocated governmental action to prohibit or severely restrict payday loans. The consumer groups and media reports typically focus on the cost to a consumer for this type of loan, which is higher than the interest typically charged by credit card issuers. The consumer groups and media reports typically characterize these transactions as predatory or abusive toward consumers. If this negative characterization of our business becomes widely accepted by consumers, demand for our payday loans could significantly decrease, which could adversely affect our results of operations primarily by decreasing our revenues. Negative perception of our business activities could also result in our industry being subject to more restrictive laws and regulations and greater exposure to litigation.

Any disruption in the availability of our information systems could adversely affect our operations.

We rely upon our information systems to manage and operate our business. Each location is part of an information network that permits us to maintain adequate cash inventory, reconcile cash balances daily, and report revenues and loan losses in a timely manner. Our security measures could fail to prevent a disruption in the availability of our information systems or our back-up systems could fail to operate properly. Any disruption in the availability of our information systems could adversely affect our results of operations by impairing our ability to efficiently effect transactions.

If we lose key managers or are unable to attract and retain the talent required for our business, our operating results could suffer.

Our future success depends to a significant degree upon the members of our executive management, particularly John Quandahl, who is our Chief Executive Officer and interim Chief Financial Officer. Accordingly, the loss of the services of Mr. Quandahl would likely materially and adversely affect our business. Importantly, we do not currently have an employment agreement with Mr. Quandahl, and thus we cannot be certain that Mr. Quandahl will feel obligated to continue providing services to us for any particular period of time. Our continued growth will also depend upon our ability to attract and retain additional skilled management personnel. Competition for highly skilled and experienced management is intense and likely to continue and increase. To the extent that we are unable to attract and retain the talent required for our business, our operating results could suffer.

We lack product and business diversification, which creates a risk that our future revenues and earnings will be susceptible to fluctuations.

Our primary business activity is offering and servicing payday loans. We also provide certain related and other services, such as check cashing, money transfers and money orders, and guaranteed phone and Cricket phone services, which in the aggregate accounted for approximately 20.8% of our revenues in fiscal 2008. If we are unable to diversify our business products and services, we may experience fluctuations in our revenues and earnings, which may be significant, relating to our payday lending business. Such fluctuations could result from legal or regulatory changes in one or more jurisdictions, changes in economic conditions in the jurisdictions where we provide payday loans, or result from other risks or adverse events befalling us. Our susceptibility to fluctuations or the actual happening of significant fluctuations in our revenues or earnings could cause our Company to be perceived as a less stable and therefore less attractive investment in general, which would likely negatively affect the market price of our common stock and our ability to obtain additional financing an acceptable terms.

Competition in the retail financial services industry is intense and could cause us to lose market share and revenues.

We believe that the primary competitive factors in the payday loan industry are store location and customer service. We face intense competition in the payday loan industry, and we believe that the payday lending market is becoming more competitive as this industry matures and begins to consolidate. The payday loan industry has low barriers to entry, and new competitors may enter the market easily. We currently compete with services, such as overdraft protection offered by traditional financial institutions, and with other payday loan and check cashing stores and other financial service entities and retail businesses that offer payday loans or other similar financial services, as well as a rapidly growing internet-based payday loan market. Some of our competitors have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. As a result, we could lose market share and our revenues could decline, thereby affecting our earnings and potential for growth.

General economic conditions affect our loan losses, and accordingly, our results of operations could be adversely affected by a general economic slowdown.

Provision for loan losses, net of recoveries, is one of our largest operating expenses, constituting approximately 15% of total revenues for the fiscal year ended December 31, 2008, with payday loan losses comprising most of the losses. At the end of each fiscal quarter, management considers recent collection history to develop expected loss rates, which are used to establish the allowance for loan losses. Any changes in economic factors that adversely affect our customers, such as a continued economic downturn or worsening economy, could result in higher loan loss experiences than anticipated, which could in turn adversely affect our loan charge-offs and operating results.

If estimates of our loan losses are not adequate to absorb actual losses, our financial condition and results of operations may be adversely affected.

We maintain an allowance for loan losses at levels to cover the estimated incurred losses in the collection of our loan portfolio outstanding at the end of each applicable period. At the end of each period, management considers recent collection history to develop expected loss rates, which are used to establish the allowance for loan losses. Our allowance for loan losses was $1.41 million on December 31, 2008. Our allowance for loan losses is an estimate, and if actual loan losses are materially greater than our allowance for losses, our financial condition and results of operations could be adversely affected.

Because we maintain a significant supply of cash in our locations, we may experience losses due to employee error and theft.

Because our business requires us to maintain a significant supply of cash in our stores, we are subject to the risk of cash shortages resulting from employee error and theft. We periodically experience employee error and theft in stores, which can significantly increase the operating losses of those stores for the period in which the employee error or theft is discovered. We self-insure for employee error and theft at the store level. If our controls to limit our exposure to employee error and theft at the store level and at our corporate headquarters do not operate effectively or are structured ineffectively, our operating margins could be adversely affected by costs associated with increased security and preventative measures.

Regular turnover among our location managers and employees makes it more difficult for us to operate our locations and increases our costs of operation.

We experience a relatively stable workforce among our location managers and employees. Turnover interferes with implementation of operating strategies. Increases in our workforce turnover in the future would likely increase our operating pressures and operating costs and could restrict our ability to grow. Additionally, high turnover would create challenges for us in maintaining high levels of employee awareness of and compliance with our internal procedures and external regulatory compliance requirements. In sum, high turnover would increase our training and supervisory costs, and result in decreased earnings with corresponding greater risks of regulatory non-compliance.

Our directors, officers and our controlling shareholder possess controlling voting power with respect to our common stock and voting preferred stock, which will limit practically your influence on corporate matters.

Our officers and directors collectively possess beneficial ownership of approximately 11,942,137 shares of our common stock, which currently represents approximately 66.5% of our common stock. This includes all of the 1,125,000 common shares and 10,000,000 shares of Series A Convertible Preferred Stock (presently convertible into our common stock on a share-for-share basis) held by WERCS, the former sole stockholder of Wyoming Financial Lenders, Inc. As a result, our directors, officers and WERCS (our most significant shareholder), will have the ability to outrightly control our management and affairs through the election and removal of our directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. In fact, Mr. Robert Moberly, our Chairman, beneficially owns all of the shares held by WERCS and therefore has beneficial ownership of 11,125,000 common shares, which gives him alone beneficial ownership of 61.9% of our common stock on a voting basis. Therefore, Mr. Moberly has the power, alone, to control the composition of our Board of Directors and the outcome of any matters submitted to a vote of the shareholders. In addition, Mr. Joseph A. Geraci, II possesses beneficial ownership of 800,000 common shares (indirectly through Mill City Ventures, LP). Mr. Geraci is also a part owner of Lantern Advisers, LLC, which was instrumental in arranging for and structuring important terms of the reverse merger transaction in which the Company acquired Wyoming Financial Lenders. Mr. Geraci does not, however, have investment or voting control over shares of our Company held by Lantern Advisers.

When the shares held by of our officers and directors are aggregated with those beneficially owned by Mr. Geraci, such persons beneficially own and control over 70.1% of our common stock. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

Our articles of incorporation grant our Board of Directors the power to issue additional shares of common and preferred stock and to designate other classes of preferred stock, all without shareholder approval.

Our authorized capital consists of 250 million shares of capital stock. Pursuant to authority granted by our articles of incorporation, our Board of Directors, without any action by our shareholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our common shares. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock. Furthermore, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute our book value per share.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

Additional risks to our investors may exist since we became public through a “reverse merger.” Security analysts of major brokerage firms may not provide coverage of the Company since, because we became public through a reverse merger, there is no incentive to brokerage firms to recommend the purchase of our common stock. In addition, because of past abuses and fraud concerns stemming primarily from a lack of public information about newly public businesses, there are many people in the securities industry and business in general who view reverse merger/public shell transactions with suspicion. Without brokerage firm and analyst coverage, there may be fewer people aware of us and our business, resulting in fewer potential buyers of our securities, less liquidity, and depressed stock prices for our investors.

Wyoming Financial Lenders, Inc. may have material liabilities of which we are not aware, or vice versa.

Although each of the parties to the Merger conducted a due-diligence review of the financial condition and legal status of the other, the Company may have material liabilities that Wyoming Financial Lenders, Inc. was not aware of and has not yet discovered; or conversely, Wyoming Financial Lenders, Inc. may have material liabilities that the Company was not aware and did not discover prior to the consummation of the Merger. Furthermore, although the Merger Agreement contained customary representations and warranties from both parties concerning their assets, liabilities, financial condition and affairs, it is possible that none of URON Inc., Wyoming Financial Lenders, Inc. (as the operating entity after the Merger) or the pre-Merger owners of either entity will have any material recourse against another party or its former or current owners or principals in the event such representations and warranties prove to be untrue, with resulting damages.

We are subject to the Sarbanes-Oxley Act and the reporting requirements of federal securities laws, which can be expensive.

As a public reporting company we are subject to the Sarbanes-Oxley Act and, accordingly, subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws. The costs of compliance with Sarbanes-Oxley, of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, furnishing audited reports to our shareholders, and other legal, audit and internal resource costs attendant with being a public reporting company will cause our expenses to be significantly higher than they would be if Wyoming Financial Lenders, Inc. had remained privately held. As a result, our historical financial information for fiscal 2007 that is contained in this report may fail to capture the true costs of operating the company as a public reporting company, and our future operating results may fail to match our historical operating results because of such costs.

Our common stock trades only in an illiquid trading market.

Trading of our common stock is conducted on the over-the-counter bulletin board. This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us and our common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

In addition, there has been very little trading activity in our common stock. Over the three months from January 1 through March 31, 2009, the average daily trading volume (as reported by Yahoo Finance) was fewer than 100 shares, with only seven trading days during that period involving any trading activity and 54 trading days involving no trades. The small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, small trading volumes generally depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

We do not intend to pay dividends on our common stock for the foreseeable future. We will, however, pay dividends on our convertible preferred stock.

We have paid dividends to WERCS, Inc. as the holder of 10,000,000 shares of “Series A Convertible Preferred Stock,” each share of which carries a $2.10 stated value. Our Series A Convertible Preferred Stock entitles its holders to (i) a cumulative 10% dividend, compounded and payable on a quarterly basis; (ii) in the event of a liquidation or dissolution of the Company, a preference in the amount of all accrued but unpaid dividends plus the stated value of such shares, before any payment shall be made or any assets distributed to the holders of any junior securities; (iii) convert their preferred shares into our common stock on a share-for-share basis, subject to adjustment; and (iv) vote their preferred shares on an as-if-converted basis.

We have the right to redeem some or all such preferred shares, at any time upon 60 days’ advance notice, at a per-share price of $3.50 plus accrued but unpaid dividends. Holders of Series A Convertible Preferred Stock have no preemptive or cumulative-voting rights.

We do not anticipate that we will pay any dividends for the foreseeable future on our common stock. Accordingly, any return on an investment in us will be realized only when you sell shares of our common stock.

ITEM 1B UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 PROPERTIES

Our headquarters is in Omaha, Nebraska. There, we have a 2,440-square-foot space which is sufficient for our projected near-term future growth. The monthly lease amount is currently $1,000 and the term runs through November 2010. The corporate phone number is (402) 551-8888.

As of the date of this report, we have 55 payday store locations. Our payday store locations typically range in size from 1,000 square feet to 2,000 square feet, and have varying lease terms (none of which, however, have remaining terms of more than five years). As of the date of this report, we have payday lending stores in the following cities:

• Sterling, Colorado	• Minot, North Dakota
• Council Bluffs, Iowa	• Aberdeen, South Dakota
• Des Moines, Iowa (four locations)	• Rapid City, South Dakota
• Sioux City, Iowa	• Sioux Falls, South Dakota
• Dodge City, Kansas	• Watertown, South Dakota
• Garden City, Kansas	• Salt Lake City, Utah
• Billings, Montana (two locations)	• Sandy, Utah
• Butte, Montana	• Taylorsville, Utah
• Great Falls, Montana	• West Jordan, Utah
• Columbus, Nebraska	• Kenosha, Wisconsin
• Grand Island, Nebraska	• Pleasant Prairie, Wisconsin
• Hastings, Nebraska	• Racine, Wisconsin (two locations)
• Lincoln, Nebraska (three locations)	• Casper, Wyoming (two locations)
• North Platte, Nebraska	• Gillette, Wyoming
• Omaha, Nebraska (seven locations)	• Laramie, Wyoming
• Bismarck, North Dakota (two locations)	• Sheridan, Wyoming
• Grand Forks, North Dakota (three locations)	· Rock Springs, Wyoming
• Fargo, North Dakota (four locations)

As of the date of this report, we have 11 Cricket store locations. Our Cricket store locations typically range in size from 1,000 square feet to 2,500 square feet, and have varying lease terms (none of which, however, have remaining terms of more than five years). Our Cricket store locations are in the following cities:

• Kansas City, Missouri (two locations)	• Kansas City, Kansas
• Omaha, Nebraska (five locations)	• San Antonio, Texas (three locations)

ITEM 3 LEGAL PROCEEDINGS

We are involved in a variety of legal claims and proceedings incidental to our business, including customer bankruptcy and employment-related matters from time to time, and other legal matters that arise in the normal course of business. We believe these claims and proceedings are not out of the ordinary course for a business of the type and size in which we are engaged. While we are unable to predict the ultimate outcome of these claims and proceedings, management believes there is not a reasonable possibility that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of fiscal year 2008 to a vote of security holders.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed for trading on the over-the-counter bulletin board under the symbol “WCRS.OB.” The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2008 and 2007. The Company’s common shares did not begin trading on the OTC Bulletin Board until February 2007. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

Market Price (high/low)
For the Fiscal Year	2008	2007
First Quarter	$6.00 – 2.60	$4.00 – 1.30
Second Quarter	$5.60 – 3.30	$4.00 – 1.10
Third Quarter	$4.95 – 2.10	$3.00 – 0.50
Fourth Quarter	$4.00 – 1.00	$3.00 – 0.50

HOLDERS

As of the date of this report, we had 7,971,007 shares of common stock outstanding held by approximately 550 holders of record.

DIVIDENDS

Holders of our common stock are entitled to share pro rata in dividends and distributions with respect to the common stock when, as and if declared by our Board of Directors out of funds legally available therefor. We have not paid any dividends on our common stock and intend to retain earnings, if any, to finance the development and expansion of our business. In addition, we must first pay preferred dividends on its Series A Convertible Preferred Stock as described under the caption “Description of Equity Securities” below. The current dividend payable to the holders of Series A Convertible Preferred Stock aggregates to $525,000 on a quarterly basis. Other than with respect to shares of Series A Convertible Preferred Stock, future dividend policy is subject to the sole discretion of our Board of Directors and will depend upon a number of factors, including future earnings, capital requirements and our financial condition.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The table below sets forth certain information, as of the close of business on December 31, 2008, regarding equity compensation plans (including individual compensation arrangements) under which securities of Western Capital were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	None	n/a	None
Equity compensation plans not approved by securityholders	None	n/a	2,000,000	(1)

(1)
In January 2008, our Board of Directors adopted the 2008 Stock Incentive Plan which permits the issuance of various incentives, including options or similar rights to purchase or acquire up to 2,000,000 shares of common stock. As of the date of this report, no incentives have been issued under such plan. We are not required by applicable state law or the listing standards of any self-regulatory agency (e.g., the OTC Bulletin Board, NASD, AMEX or NYSE) to obtain the approval of its securityholders prior to issuing any such compensatory options, warrants or other rights to purchase securities of the Company.

SALES OF UNREGISTERED SECURITIES AND REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

For sales of unregistered securities made by Western Capital during the period covered by this report, please refer to our current report on Form 8-K filed on March 3, 2008.

The table below sets forth information respecting our redemption of shares from Christopher Larson, our former Chief Executive Officer, on December 31, 2008. For further information about the redemption transaction, please see Item 13 “Certain Relationships and Related Transactions and Director Independence” below.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 2008	1,291,290	(1)	$1.20	(2)	0	$0

(1)	As explained above, all shares were purchased pursuant to our December 31, 2008 Redemption Agreement with Christopher Larson.
(2)
Shares were redeemed in exchange for our assignment of our entire ownership interest in National Cash & Credit, LLC and WCR Acquisition Co. On the date of redemption, the market value of our shares was $1.20.

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

Of our 250 million shares of authorized capital, we have designated 10,000,000 for issuance as “Series A Convertible Preferred Stock.” Each share of Series A Convertible Preferred Stock carries a $2.10 stated value and entitles its holders to (i) a cumulative 10% dividend, compounded and payable on a quarterly basis; (ii) in the event of a liquidation or dissolution of the Company, a preference in the amount of all accrued but unpaid dividends plus the stated value of such shares, before any payment shall be made or any assets distributed to the holders of any junior securities; (iii) convert their preferred shares into common shares of the Company on a share-for-share basis (subject to adjustment); and (iv) vote their preferred shares on an as-if-converted basis. The Company has the right to redeem some or all of such preferred shares, at any time upon 60 days’ advance notice, at a price of $3.50 per share plus accrued but unpaid dividends. Holders of Series A Convertible Preferred Stock have no preemptive or cumulative-voting rights.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes that appear elsewhere in this report. This discussion contains forward-looking statements that involve significant uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” elsewhere in this report. For further information, see “Forward-Looking Statements” below.

OVERVIEW

We provide (through Wyoming Financial Lenders, Inc.) retail financial services to individuals primarily in the midwestern and southwestern United States. These services include non-recourse cash advance loans, check cashing and other money services, including title loans. At the close of business on December 31, 2008 and as of the date of this report, we owned and operated 55 stores in 10 states (Colorado, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming).

We provide short-term consumer loans—known as “payday” or “cash advance” loans—in amounts that typically range from $100 to $500. Payday loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s post-dated personal check for the aggregate amount of the cash advanced, plus a fee. The fee varies from state to state, based on applicable regulations, and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed. To repay a payday loan, a customer may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection. All of our payday loans and other services are subject to state regulations (which vary from state to state), federal regulations and local regulation, where applicable.

In October 2008, we began operating Cricket Wireless retail stores as an authorized dealer of Cricket Wireless products and services. Authorized dealers are permitted to sell the Cricket line and generally locate their store operations in areas with a strong potential customer base where Cricket does not maintain a corporate storefront. These locations are generally within the urban core or surrounding areas of a community. We are an authorized premier Cricket dealer, and as such, we are only permitted to sell the Cricket line of prepaid cellular phones at our Cricket retail stores. In addition, each store we operate must resemble a Cricket corporate store. Once we identify an area to locate a new store, we contact Cricket Wireless to obtain approval. Once Cricket Wireless approves our recommended location, we establish the storefront. Cricket Wireless provides assistance with exterior signage cost, marketing funds for the launch and premier kits for display. At the close of business on December 31, 2008 we owned and operated 11 stores in four states (Nebraska, Missouri, Kansas and Texas). As of April 28, 2009 we owned and operated a total of 30 stores in six states (Nebraska, Missouri, Kansas, Indiana, Illinois and Texas).

Our expenses primarily relate to the operations of our various stores. The most significant expenses include salaries and benefits for our store employees, provisions for payday loan losses, occupancy expense for our leased real estate, cost of phones sold and advertising. Our other significant expenses are general and administrative, which includes compensation of employees, professional fees for consulting, accounting, audit and legal services.

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

We evaluate our stores based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of revenues), with consideration given to the length of time the branch has been open and its geographic location. We evaluate changes in comparable branch financial and other measures on a routine basis to assess operating efficiency. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the annual analysis we undertook as of December 31, 2008 have been open at least 24 months on that date. We monitor newer branches for their progress toward profitability and rate of loan growth.

Payday loan revenues totaled $10.19 million in 2008 compared to $9.10 million in 2007.  Income from stores decreased to $3.45 million in 2008 compared to $3.70 in 2007. Revenues from our Cricket/guaranteed phone operations during 2008 were $1.06 million compared to $.75 million during 2007. We incurred general and administraive salaries and benefits expense in 2008 of $.72 million compared to $1.96 million in 2007, a decrease that resulted mainly from the absence of significant share-based compensation expense for 2008. Our 2008 tax rate on income before taxes (including discontinued operations) was 35.4% compared to 130.9% of the pre-tax loss in 2007. The higher tax rate for 2007 resulted from the non-deductibility of certain Merger transaction and employee stock expenses in 2007. Primarily as a result of these factors, net income was $.60 million in 2008 compared to our net loss of $.98 million in 2007.

We have 10,000,000 shares of Series A Convertible Preferred Stock (10% cumulative dividends, $0.01 par value, $2.10 stated value) authorized, issued and outstanding. Our Board of Directors votes quarterly to approve this dividend in the amount of $525,000, as appropriate and permitted by Minnesota law, which represents an annual cost to us of up to $2.1 million. The dividend can be paid either in cash or in shares of our common stock at the discretion of the preferred shareholder. This dividend is calculated in to the net income or loss available to common shareholders. As a result, we had a net loss available to common shareholders in 2008 and 2007.

Our obligation to pay dividends significantly impacts our cash flow and our ability to grow through acquisitions, which is the most significant way in which we expect to grow. For instance, our use of cash in satisfaction of the dividend-payment obligations prevents us from using that cash as part of acquisition transactions. The present condition of the credit markets also makes it difficult for us to surmount this obstacle through borrowing. In addition, our use of cash in satisfaction of the dividend-payment obligations makes it more difficult for us to manage our cash in way that we will ensure the availability of cash for lending to our payday loan customers during the fall and winter months, which is typically the busiest time of year for payday lending.

The dividend obligation also significantly affects our net income available to common shareholders. For example, absent the dividend payment, fiscal 2008 would have resulted in net income available to common shareholders of over $.60 million. For this reason, we are exploring ways in which we may be able to retire or redeem the Series A Convertible Preferred Stock.

The growth of the payday loan industry has followed, and continues to be significantly affected by, payday lending legislation and regulation in the various states and nationally. We actively monitor and evaluate legislative and regulatory initiatives in each of the states and nationally, and are involved with the efforts of the various industry lobbying efforts. To the extent that states enact legislation or regulations that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business could be adversely affected. In Nebraska, legislation was recently introduced (and subsequently defeated) to ban all cash advance or payday loans in Nebraska. Despite the defeat of this legislation, since we derived approximately 29% of our 2008 total payday lending revenues in Nebraska, any subsequent attempts to pass similar legislation in Nebraska, or other legislation that would restrict our ability to make cash advance loans in Nebraska, would pose significant risks to our business.

In addition to expanding our geographic reach, our strategic expansion plans also involve the expansion and diversification of our product and service offerings. For this reason, we have focused a significant amount of time and attention on the development of our Cricket Wireless retail stores. We believe that successful expansion, both geographically and product- and service-wise, will help to mitigate the regulatory and economic risk inherent in our business by making us less reliant on (i) cash advance lending alone and (ii) any particular aspect of our business that concentrated geographically.

RESULTS OF OPERATIONS:
YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

For the year ended December 31, 2008, net income was $.60 million compared to a net loss of $.98 million in 2007. Income from continuing operations before income taxes was $1.11 million in fiscal 2008 compared to a loss of $.42 million in fiscal 2007. The major components of each of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense are discussed below.

Revenues

Revenues totaled $12.87 million in 2008 compared to $11.35 million in 2007, an increase of $1.52 million or 13.4%. The increase in revenues was primarily a result of higher per-transaction loan amounts and increased loan transactions. We originated approximately $75.61 million in payday loans during 2008 compared to $62 million during the prior year. The average loan (including fee) totaled $359 in 2008 versus $332 in the prior year. Our average fee for 2008 was $51.69 compared to $47.51 for 2007. We acquired 14 store locations during 2008, later disposing of eight of those stores and closing five additional stores. Same store revenue increased by $.3 million in 2008 compared to 2007. Revenues from Cricket/guaranteed phone services totaled $1.06 million in 2008 compared to $.75 million in 2007, and other revenues, including check cashing, title loans and other sources, totaled $1.62 million and $1.49 million for 2008 and 2007, respectively.

The following table summarizes revenues:

	Year Ended December 31,		Year Ended December 31,
	2008	2007	2008	2007
Payday loan fees	$10,193,324	$9,104,545	79.2%	80.2%
Check cashing fees	1,128,169	1,333,123	8.8%	11.7%
Phones and accessories	1,060,002	749,475	8.2%	6.7%
Other income, fees and rebates	489,962	159,381	3.8%	1.4%
Title loan fees	3,360	-	0.0%	-
Total	$12,874,817	$11,346,524	100.0%	100.0%

We also expect that our sources of revenue for fiscal 2009 may begin to diversify as we become more involved in our Cricket retail operations.

Store Expenses

Total expenses associated with store operations for the year ended December 31, 2008 were $9.42 million compared to $7.64 million for the year ended December 31, 2007. The major components of these expenses are salaries and benefits for our store employees, provision for loan losses, costs of sales for our guaranteed phone/Cricket phone business, occupancy costs primarily relating to our store leaseholds, advertising expenses, depreciation of store equipment, amortization of intangible assets and other expenses associated with store operations.

Overall, our most significant increases in store expenses from fiscal 2008 to fiscal 2007 related to salaries and benefits for our store employees, provisions for loan losses, and our costs of occupancy. Our most significant decrease in store expenses over that same period relates to our costs of sales for our guaranteed phone/Cricket phone business. A discussion and analysis of the various components of our store expenses appears below.

Salaries and Benefits. Payroll and related costs at the store level were $3.78 million in 2008 compared to $2.64 million in 2007, an increase of $1.14 million as headcount increased mostly due to an increase in the number of store locations during the year. As a result of added store locations since the close of fiscal 2008 (most notably with respect to added Cricket retail store locations), we expect that salaries and benefits for fiscal 2009 will continue to increase for the foreseeable future.

Provisions for Loan Losses. Our provision for losses for 2008 totaled $1.88 million and $1.48 million for 2007. Our provision for loan losses as a percentage of loan fee revenue was 18.5% during 2008 versus 16.3% during 2007. The less favorable loss ratio year-to-year reflects our accelerated rate of unit store growth during 2008, and a more challenging collections environment as a result of an increase in bankruptcy filings, higher energy prices and increased competition in the lending industry. Due primarily to a continued and increased economic downturn, we expect that fiscal 2009 may ultimately involve a greater loss ratio than fiscal 2008. Due to our inability to foretell the depth and duration of the present economic downturn, we believe there are currently uncertainties in how significant any increased loan losses for fiscal 2009 may be.

Guaranteed phone/Cricket. Guaranteed phone/Cricket costs increased to $.64 million in 2008 compared to $.44 million in 2007. We believe the increase was due to our increased efforts in the later part of 2008 at building our Cricket retail store business. In contrast, our expenses (and revenues) from guaranteed phone service has steadily decreased as land line phones gradually become disfavored. In general, we expect this trend to continue with the result that our guaranteed phone revenue (and associated expense) will decline while Cricket phone revenue (and associated expense) will increase.

Occupancy Costs. Occupancy expenses, consisting primarily of store leases were $.91 million during 2008, compared to $.75 million in 2007, an increase of $.16 million primarily resulting from the addition of stores during 2008. Occupancy expenses as a percentage of revenues increased from 6.7 % in 2007 to 7.1% in 2008, primarily due to the higher number of stores—many of which were opened recently and had lower profitability compared to the more mature locations. Because we have added and plan to add additional stores during fiscal 2009, we believe that our occupancy costs for fiscal 2009 will likely rise from their fiscal 2008 levels.

Advertising.  Advertising and marketing related expense was $.38 million in 2008 compared to $.42 million in 2007. Despite this decrease, we believe that our advertising expenses in fiscal 2009 may increase slightly over those in fiscal 2008, mainly as a result of our anticipation that we will be adding new store locations during fiscal 2009.

Depreciation. Depreciation increased slightly by $47,068 in 2008 due to depreciation associated with capital expenditures for stores. Depreciation was $.16 million for 2008 and $.11 million for 2007.

Amortization of Intangible Assets. Amortization of the customer relationship intangible assets was .42 million for 2008 and $.70 million for 2007.

Other Store Expenses. Other store expenses increased from $1.09 million in 2007 to $1.25 million in 2008. Other store expenses include bank fees, collection costs, repair and maintenance, supplies, telephone, utilities and network lines, and others.

General and Administrative Expenses

Total general and administrative costs for the year ended December 31, 2008 were $2.34 million compared to $4.13 million for the year ended December 31, 2007. The major components of these costs for 2008 are salaries and benefits for our corporate headquarters operations and executive management, depreciation of certain headquarters-related equipment, and other general and administrative expenses. Notably, our fiscal 2008 expenses did not include any expenses relating to our December 31, 2007 Merger transaction, which was a significant component of overall general, administrative and other costs for fiscal 2007. Nevertheless, ongoing costs associated with maintaining our public reporting status, including professional fees and expenses for tax services, Sarbanes-Oxley consulting services, independent accounting services and legal services incurred in 2008 mostly offset the absence of Merger-related expenses.

Salaries and Benefits. Salaries and benefits expenses for fiscal 2008 were $.72 million compared to $1.96 million for fiscal 2007, with the decrease being mainly attributed to the absence of significant share-based compensation expense during 2008. The Company expects that during fiscal 2009 salaries and benefits expenses associated with executive management and corporate headquarters will slightly increase from their fiscal 2008 levels as a result of the recent changeover in management and the hiring of new personnel.

Merger Transaction Expense. The Company incurred $1.80 million of expenses in 2007 related to the Merger. No such costs were incurred in 2008.

Interest Expense. The Company had $.79 million of interest expense in 2008. In 2007 the Company had not utilized debt financing

Other General and Administrative Expenses. Other general and administrative expenses, such as utilities, office supplies, collection costs and other minor costs associated with corporate headquarters activities were $1.55 million in fiscal 2008, which is an increase of $1.2 million over the $.35 million in such expenses incurred during fiscal 2007. For fiscal 2009, management does not expect any significant changes in these types of expenses from their fiscal 2008 levels.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2008 remained constant with the year ended December 31, 2007 at $11.77 million.

Income Tax Expense

Income tax expense decreased on continuing operations to $.27 million in 2008 compared to $.56 million in 2007. In 2007 the Company incurred many expenses related to the Merger which were not deductible for income tax reporting.

Discontinued Operations. In 2008 the Company both acquired and disposed of payday loan stores acquired through the acquisition on National Cash & Credit, LLC and assets acquired from affiliates of STEN Corporation. These discontinued operations resulted in a net loss to the Company of $.22 million.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows:

	Year Ended December 31,
	2008	2007
Cash flows provided (used) by :
Operating activities	$(1,207,459)	$1,909,595
Investing activities	(1,280,670)	(149,715)
Financing activities	4,862,051	(2,040,715)
Net increase (decrease) in cash	2,372,922	(280,835)
Cash, beginning of year	984,625	1,265,460
Cash, end of year	$3,358,547	$984,625

At December 31, 2008 we had cash of $3.36 million compared to cash of $.98 million on December 31, 2007. The increase results mainly from cash provided by financing activities. For fiscal 2009, we believe that our available cash, combined with expected cash flows from operations, will be sufficient to fund our liquidity and capital expenditure requirements for the remainder 2009. Our expected short-term uses of cash include the funding of our operating activities, anticipated increases in payday loans, and dividend payments on our Series A Convertible Preferred Stock (to the extent approved by the Board of Directors).

Banco Popular Line of Credit

On November 13, 2008, Wyoming Financial Lenders, Inc. entered into a Business Loan Agreement and associated agreements with Banco Popular North America, located in Rosemont, Illinois. The Business Loan Agreement provides Wyoming Financial Lenders with a one-year revolving line of credit in an amount of up to $2,000,000. Under a related promissory note, interest on advanced amounts accrues at the per annum rate of one point over the Banco Popular North America Prime Rate, which at December 31, 2008 was 3.25%, resulting in interest accruing at the rate of 4.25%. Payments consisting solely of accrued interest were made on a monthly basis beginning on November 29, 2008. All accrued and unpaid interest, together with all outstanding principal, will be due on October 30, 2009. Amounts advanced under the Business Loan Agreement are guaranteed by Western Capital and personally by our former Chief Executive Officer. These guarantees are for payment and performance (not of collection), which means that Banco Popular may enforce either or both of the guarantees without having earlier exhausted its remedies against Wyoming Financial Lenders.

Defaults occur under the Business Loan Agreement in the event of:

•	a default in payment
•	a default by Wyoming Financial Lenders under the Business Loan Agreement or any of the other agreements entered into in connection with the Business Loan Agreement
•	a default under any other material agreement to which Wyoming Financial Lenders or any guarantor is a party
•	the insolvency of Wyoming Financial Lenders
•	an adverse change in the financial condition of Wyoming Financial Lenders
•	the defective collateralization or the commencement of creditor proceedings against borrower or against any collateral securing the obligations under the Business Loan Agreement, or
•	a change in control of more than 25% of the common stock of Wyoming Financial Lenders

In the event of any default, Banco Popular may accelerate all amounts due subject to a ten-day right to cure applicable in certain circumstances.

In connection with the Business Loan Agreement, both Wyoming Financial Lenders and Western Capital granted security to Banco Popular.  In particular, Wyoming Financial Lenders granted Banco Popular a security interest in substantially all of its assets, and we pledged our ownership (i.e., shares of common stock) in Wyoming Financial Lenders.

We entered into a Redemption Agreement with Christopher Larson on December 31, 2008.  Under the Redemption Agreement, we redeemed 1,291,290 shares of common stock from Mr. Larson.  As payment for the redeemed shares, we assigned to Mr. Larson all of our rights, title and interest in and to (i) our entire membership interest in National Cash & Credit, LLC, and (b) all of our capital stock in WCR Acquisition Co., a Minnesota corporation that was formed to acquire certain payday lending stores and related assets from STEN Corporation on July 31, 2008.  Each of National Cash & Credit and WCR Acquisition was a wholly owned subsidiary of the Company prior to the transaction.  Also under the Redemption Agreement, Mr. Larson resigned his position on our Board of Directors and his position as our President and Chief Executive Officer.  For further information about the Redemption Agreement, please see Item 13, “Certain Relationships and Related Transactions and Director Independence,” below.

We notified Banco Popular about the departure of Mr. Larson and the transactions contemplated under the Redemption Agreement shortly after we entered into the Redemption Agreement.  Furthermore, we notified Banco Popular in April 2009 about our inability to deliver certain financial information in a timely manner as required under the Business Loan Agreement.  Our delay in delivering the financial information required under the Business Loan Agreement (audited financial statements and tax returns) resulted primarily from our need to restate our financial statements for the year ended December 31, 2007 and the subsequent interim periods ending September 30, 2008.  On April 30, 2009, Banco Popular furnished us with their written waiver of our failure to timely deliver such information.  As a result, presently neither the departure of Christopher Larson or any of the transactions effected in connection with the Redemption Agreement nor restatement of our financial statements for the year ended December 31, 2007 and the subsequent interim periods ending September 30, 2008 have had an adverse impact upon our revolving credit line with Banco Popular under the Business Loan Agreement.

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

Our significant accounting policies are discussed in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the notes to our audited consolidated financial statements included in this report. We believe that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Loans Receivable/Loan Loss Allowance

We maintain a loan loss allowance for anticipated losses for our payday loans. To estimate the appropriate level of the loan loss allowance, we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current loan loss allowance is based on our net write offs, typically expressed as a percentage of loan amounts originated for the last 12 months applied against the principal balance of outstanding loans that we write off. We also periodically performs a look-back analysis on our loan loss allowance to verify the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. We are aware that as conditions change, we may also need to make additional allowances in future periods.

Included in loans receivable are payday loans that are currently due or past due and payday loans that have not been repaid. This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons. Payday loans are carried at cost less the allowance for doubtful accounts. We do not specifically reserve for any individual payday loan. We aggregate payday loans for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio. This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates. We utilize a software program to assist with the tracking of its historical portfolio statistics. As a result of the Company’s collection efforts, it historically writes off approximately 45% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximate percentages:  1 to 30 days – 45%; 31 to 60 days – 68%; 61 to 90 days – 85%; 91 to 120 days – 90%; and 121 to 180 days – 93%. All returned items are charged-off after 180 days, as collections after that date have not been significant. The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

At December 31, 2008 and 2007 our outstanding loans receivable aging was as follows:

	December 31,
	2008	2007
Current	$4,988,000	$4,017,000
31 to 60	253,000	208,000
61 to 90	310,000	210,000
91 to 120	252,000	221,000
121 to 150	259,000	211,000
151 to 180	241,000	226,000
	6,303,000	5,093,000
Allowance for losses	(1,413,000)	(976,000)
	$4,890,000	$4,117,000

A rollforward of our loans receivable allowance for the years ended December 31, 2008 and 2007 is as follows:

	Year Ended December 31
	2008	2007
Loans receivable allowance, beginning of year	$976,000	$762,000
Provision for loan losses charged to expense:
Continuing operations	1,884,000	1,485,000
Discontinued operations	266,000	—
Charge-offs, net	(1,713,000)	(1,271,000)

Loans receivable allowance, end of year	$1,413,000	$976,000

Valuation of Long-lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable; goodwill is tested on an annual basis. Factors that could trigger an impairment review include significant underperformance relative to expected historical or projected future cash flows, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured based on the excess of the assets' carrying value over the estimated fair value.

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

During 2007, we granted 1,600,000 shares of restricted stock options and warrants to certain of our employees and non-employees.  There were 11 recipients of these grants. These options and warrants vested upon the successful completion of the Merger on December 31, 2007.  We estimated that the grant date fair market value of these restricted options and warrants totaled $864,000 ($0.54 per share) at the time of issuance.  The market price of our common stock on November 29, 2007 (the date of issuance) was $1.80, and the exercise price for all of those options and warrants was $0.01 per share.  During 2007, we also granted warrants to a Company adviser for the purchase of up to 400,000 common shares at $0.01 per share.  These warrants vested upon the successful completion of the merger on December 31, 2007.  We estimated that the grant date fair market value of these restricted warrants totaled $216,000 at the time of issuance ($0.54 per share).  In January 2009, 397,325 of outstanding warrants were exercised.

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

* option was later cancelled.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

FORWARD-LOOKING STATEMENTS

Some of the statements made in this report are “forward-looking statements,” as that term is defined under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon our current expectations and projections about future events. Whenever used in this report, the words “believe,” “anticipate,” “intend,” “estimate,” “expect” and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this report are primarily located in the material set forth under the headings “Description of Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are found in other parts of this report as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We will not update forward-looking statements even though our situation may change in the future.

Specific factors that might cause actual results to differ from our expectations or may affect the value of the common stock, include, but are not limited to:

•	Changes in local, state or federal laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations

•	Litigation and regulatory actions directed toward our industry or us, particularly in certain key states

•	Our need for additional financing, and

•	Unpredictability or uncertainty in financing markets which could impair our ability to grow our business through acquisitions.

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described in the “Risk Factors” section and of this report.

Industry data and other statistical information used in this report are based on independent publications, government publications, reports by market research firms or other published independent sources.  Some data are also based on our good faith estimates, derived from our review of internal surveys and the independent sources listed above.  Although we believe these sources are reliable, we have not independently verified the information.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX OF FINANCIAL INFORMATION

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board Directors
Western Capital Resources, Inc.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of Western Capital Resources, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Capital Resources, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Lurie Besikof Lapidus & Company, LLP
Minneapolis, Minnesota

May 4, 2009

WESTERN CAPITAL RESOURCES, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$3,358,547	$984,625
Loans receivable (less allowance for losses of $1,413,000 and $976,000)	4,889,940	4,117,497
Stock subscriptions receivable	-	4,422,300
Inventory	198,430	-
Prepaid expenses and other	247,318	92,333
Deferred income taxes	558,000	662,000
TOTAL CURRENT ASSETS	9,252,235	10,278,755

PROPERTY AND EQUIPMENT	815,980	631,736

GOODWILL	10,253,744	7,905,746

INTANGIBLE ASSETS	756,849	347,586

DEFERRED INCOME TAX	-	109,000

OTHER	133,831	167,000

TOTAL ASSETS	$21,212,639	$19,439,823

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$998,653	$1,733,844
Note payable - short-term	2,100,000	-
Accounts payable - related parties	-	1,125,935
Deferred revenue	319,543	262,357
TOTAL CURRENT LIABILITIES	3,418,196	3,122,136

LONG-TERM LIABILITIES
Notes payable - long-term	2,500,000	-
Deferred income taxes	64,000	-
TOTAL LONG-TERM LIABILITIES	2,564,000	-
TOTAL LIABILITIES	5,982,196	3,122,136

SHAREHOLDERS’ EQUITY
Series A convertible preferred stock, 10% cumulative dividends, $0.01 par value, $2.10 stated value, 10,000,000 shares authorized, issued and outstanding	100,000	100,000
Common stock, no par value, 240,000,000 shares authorized, 7,598,354 and 6,299,753 shares issued and outstanding	-	-
Additional paid-in capital	18,478,337	18,434,318
Retained earnings (deficit)	(3,347,894)	(2,216,631)
TOTAL SHAREHOLDERS’ EQUITY	15,230,443	16,317,687

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,212,639	$19,439,823

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2008	2007
REVENUES
Payday loan fees	$10,193,324	$9,104,545
Phones and accessories	1,060,002	749,475
Check cashing fees	1,128,169	1,333,123
Other income, fees and rebates	493,322	159,381
	12,874,817	11,346,524

STORE EXPENSES
Salaries and benefits	3,777,970	2,639,225
Provisions for loan losses	1,884,166	1,484,754
Phone and accessories cost of sales	639,606	442,845
Occupancy	912,007	754,648
Advertising	379,322	419,732
Depreciation	160,232	113,164
Amortization of intangible assets	420,769	696,868
Other	1,250,649	1,090,737
	9,424,721	7,641,973

INCOME FROM STORES	$3,450,096	3,704,551

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	715,357	1,958,622
Depreciation	4,634	27,474
Merger transaction expense	-	1,795,524
Interest expense	79,425	-
Other	1,545,322	347,148
	2,344,738	4,128,768

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,105,358	(424,217)

INCOME TAX EXPENSE	272,000	555,000

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	833,358	(979,217)

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of $12,000 income tax expense	(349,546)	-
Gain on disposal, net of $47,000 income tax expense	120,873	-
	(228,673)	-

NET INCOME (LOSS)	604,685	(979,217)

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS (assumes all paid including 2007)	(2,100,000)	(2,100,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,495,315)	$(3,079,217)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED
Continuing operations	$(0.15)	$(2.70)
Discontinued operations	(0.02)	-
Net loss per common share	$(0.17)	$(2.70)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING -
Basic and diluted	8,705,795	1,139,177

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

BALANCE - December 31, 2006	10,000,000	$100,000	1,125,000	$-	$13,358,158	$349,001	$13,807,159

Common stock issued, net of $172,995 costs	-	-	4,403,544	$-	4,325,005	-	4,325,005
Share-based compensation	-	-	-	-	1,080,000	-	1,080,000
Reverse Merger Transaction:
Previously issued WCR, Inc. stock	-	-	771,209	-	369,919	(419,919)	(50,000)
Elimination of accumulated deficit	-	-	-	-	(419,919)	419,919	-
Return of capital to WERCS	-	-	-	-	(278,845)	-	(278,845)
Dividends	-	-	-	-	-	(1,586,415)	(1,586,415)
Net loss	-	-	-	-	-	(979,217)	(979,217)

BALANCE - December 31, 2007	10,000,000	100,000	6,299,753	-	18,434,318	(2,216,631)	16,317,687

Stock option exercise January 2008 at a per share strike price of $0.01	-	-	1,475,000	-	14,750	-	14,750
Issuance of common stock for purchase of National Cash and Credit, LLC valued at $1.20 per share on February 26, 2008	-	-	1,114,891	-	1,337,869	-	1,337,869
Credits received in 2008 for common stock issuance costs incurred in 2007	-	-	-	-	80,000	-	80,000
Redemption of common stock in exchange for National Cash and Credit, LLC and WCR Acquisition Corp (STEN acquisition) December 31, 2008 (valued at $1.20 per share on December 31, 2008)	-	-	(1,291,290)	-	(1,388,600)	(160,948)	(1,549,548)
Dividends	-	-	-	-	-	(1,575,000)	(1,575,000)
Net income	-	-	-	-	-	604,685	604,685
	10,000,000	$100,000	7,598,354	$-	$18,478,337	$(3,347,894)	$15,230,443

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007

OPERATING ACTIVITIES
Net Income	$604,685	$(979,217)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Share-based compensation	-	1,080,000
Depreciation	224,620	140,638
Amortization	571,304	696,868
Impairment of NCC intangibles	326,193	-
Deferred income taxes	277,000	(611,000)
Loss on disposal of property and equipment	13,169	25,979
Gain on disposal of discontinued operations	(167,873)	-
Changes in operating assets and liabilities
Loans receivable	(955,468)	(224,722)
Inventory	(171,952)	-
Prepaid expenses and other assets	4,161	74,655
Accounts payable and accrued liabilities	(2,016,610)	1,694,170
Deferred revenue	83,312	12,224
Net cash provided (used) by operating activities	(1,207,459)	1,909,595

INVESTING ACTIVITIES
Purchases of property and equipment	(291,404)	(140,747)
Acquisition of stores, net of $236,342 cash acquired in 2008	(789,576)	(8,968)
Store cash transferred with NCC stock redemptionh	(199,690)	-
Net cash used by investing activities	(1,280,670)	(149,715)

FINANCING ACTIVITIES
Proceeds from short-term debt	2,000,000	-
Payments on notes payable	-	(530,000)
Stock sales and Proceeds from stock option exercises	14,751	75,700
Subscriptions receivable	4,422,300	-
Dividends	(1,575,000)	(1,586,415)
Net cash provided (used) by financing activities	4,862,051	(2,040,715)

NET INCREASE (DECREASE) IN CASH	2,373,922	(280,835)

CASH
Beginning of year	984,625	1,265,460
End of year	$3,358,547	$984,625

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid (2007 primarily to WERCS)	$92,500	$1,176,044
Interest paid	$42,926	$-

Noncash investing and financing activities:
Stock issued for NCC acquisition	$1,337,869	$-
Stock retired in NCC disposal ($1,388,600 paid in capital, $160,948 retained deficit)	1,549,548	-
Notes issued/relieved in Sten Acquisition/NCC disposal	287,500	-
Notes issued for PQH acquisition	2,500,000
Credits received for cast of capital in accrued expenses	80,000
Stock sold on subscriptions	-	4,422,300
Cost of raised capital in accounts payable	-	172,995
Return of capital to WERCS in accounts payable	-	278,845
Other assets in accounts payable	-	167,000
Reverse merger of URON, Inc.	-	50,000

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Nature of Business/ Basis of Presentation

Western Capital Resources, Inc. (WCR) formerly URON Inc. (URON) through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL), National Cash & Credit, LLC (NCC) and PQH, Inc. (PQH), collectively referred to as the Company, provides retail financial services and retail cellular phone sales to individuals primarily in the Midwestern United States  As of December 31, 2008, the Company operated 66 stores in 12 states (Nebraska, Wyoming, Utah, Iowa, North Dakota, South Dakota, Kansas, Wisconsin, Montana, Colorado, Texas and Missouri).  As of December 31, 2007, the Company operated 52 stores in 10 states (Nebraska, Wyoming, Utah, Iowa, North Dakota, South Dakota, Kansas, Wisconsin, Montana and Colorado). The consolidated financial statements include the accounts of WCR, WFL, NCC and PQH. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company, through its “payday” division, provides non-recourse cash advance loans, check cashing and other money services.  As of December 31, 2008, 55 of the retail locations are payday stores.  Our loans and other services are subject to federal, state and local regulations.  The short-term consumer loans, known as cash advance loans or “payday” loans, are in amounts that typically range from $20 to $1,200. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s personal check for the aggregate amount of the cash advanced plus a fee. The fee varies from state to state, based on applicable regulations and generally ranges from $15 to $22 per each $100 borrowed. To repay the cash advance loans, customers may pay with cash, in which their personal check is returned to them, or allowing their check to be presented to the bank for collection.

The Company also provides title loans and other ancillary consumer financial products and services that are complementary to its cash advance-lending business, such as check-cashing services, money transfers and money orders.  In our check cashing business, we primarily cash payroll checks, but we also cash government assistance, tax refund and insurance checks or drafts. Our fees for cashing payroll checks average approximately 2.5% of the face amount of the check, subject to local market conditions, and this fee is deducted from the cash given to the customer for the check. We display our check cashing fees in full view of our customers on a menu board in each store and provide a detailed receipt for each transaction. Although we have established guidelines for approving check-cashing transactions, we have no preset limit on the size of the checks we will cash.

Our loans and other related services are subject to state regulations (which vary from state to state), federal regulations and local regulations, where applicable.

The Company also operates a Cricket Wireless Retail division that is a non-recourse reseller of guaranteed phone service and is an dealer for Cricket Wireless, Inc. reselling cellular phones and accessories and accepting service payments from Cricket customer. Of the 66 locations at December 31, 2008, 11 are Cricket cellular phone resellers.

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

As a result of the Merger, WERCS, a Wyoming corporation and the former sole stockholder of WFL, received: (i) 1,125,000 shares of the WCR’s common stock, and (ii) 10,000,000 shares of Series A Convertible Preferred Stock. On an aggregate and as-if-converted basis, WERCS received 11,125,000 common shares representing approximately 68% of the Company’s outstanding common stock after the Merger. In addition, WERCS received a $278,845 return of capital for excess assets at the Merger date as defined in the Merger Agreement.

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

Revenue Recognition

The Company recognizes fees on cash advance loans on a constant-yield basis ratably over the loans’ terms. Title loan fees are recognized using the interest method.  The Company records revenue from check cashing fees, guaranteed phone/Cricket fees, phones and accessories and all other services in the period in which the sale or service is completed.  The Company records cellular phone and accessory sales revenue in the period the sale is completed.

Loans Receivable/Loan Loss Allowance

We maintain a loan loss allowance for anticipated losses for our payday loans. To estimate the appropriate level of the loan loss allowance, we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current loan loss allowance is based on our net write offs, typically expressed as a percentage of loan amounts originated for the last 12 months applied against the principal balance of outstanding loans that we write off. The Company also periodically performs a look-back analysis on its loan loss allowance to verify the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. The Company is aware that as conditions change, it may also need to make additional allowances in future periods.

Included in loans receivable are payday loans that are currently due or past due and cash advance loans that have not been repaid. This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons. Payday loans are carried at cost less the allowance for doubtful accounts. The Company does not specifically reserve for any individual payday loans. The Company aggregates payday loans for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio. This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates. The Company utilizes a software program to assist with the tracking of its historical portfolio statistics. As a result of the Company’s collections efforts, it historically writes off approximately 45% of the returned items. Based on days past the check return date, write-offs of returned items historically have tracked at the following approximate percentages: 1 to 30 days - 45%; 31 to 60 days - 68%; 61 to 90 days - 85%; 91 to 120 days - 90%; and 121 to 180 days - 93%. All returned items are charged-off after 180 days, as collections after that date have not been significant. The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A rollforward of the Company’s loans receivable allowance for the years ended December 31, 2008 and 2007 is as follows:

	Year Ended December 31,
	2008	2007

Loans receivable allowance, beginning of year	$976,000	$762,000
Provision for loan losses charged to expense:
Continuing operations	1,884,000	1,484,000
Discontinued operations	266,000	-
Charge-offs, net	(1,713,000)	(1,270,000)

Loans receivable allowance, end of year	$1,413,000	$976,000

Inventory

Inventory, consisting of phones and accessories, is stated at the lower of cost, determined on a first-in, first-out basis, or market.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets. Useful lives generally range from five to seven years for furniture, equipment, and vehicles. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the related assets or the leases term, and this amortization is included with depreciation.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired using purchase accounting and is not amortized.

Intangible Assets

Customer relationships represent the fair values management assigned to relationships with customers acquired through business acquisitions and is amortized over three years on an accelerated basis based on management’s estimates of attrition of the acquired customers.

Long- Lived Assets

Goodwill is reviewed, at least annually, for impairment. Property and equipment and customer relationships are reviewed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recognized when the fair value of the asset is less than the carrying value of the asset.

Concentrations of Credit Risk

Financial instruments  that potentially subject the Company to concentrations of credit risk consist of cash and loans receivable. The Company’s cash is placed with high quality financial institutions. From time to time, cash balances exceed federally insured limits. The Company has not experienced any significant losses with respect to its cash. Loans receivable, while concentrated in geographical areas, are dispersed among numerous customers.

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

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	2008	2007

Series A Convertible Preferred Stock	10,000,000	10,000,000
Stock options	-	1,575,000
Stock warrants	400,000	425,000

	10,400,000	12,000,000

Fair Value of Financial Instruments

The amounts reported in the balance sheets for cash, loans receivable, stock subscriptions receivable notes payable, and accounts payable are short-term in nature and their carrying values approximate fair values.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The Company does not expect there to be any impact on basic earnings per share as a result of FSP EITF 03-6-1.

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161), which requires enhanced disclosures about an entity's derivative and hedging activities. The effective date of SFAS 161 is the Company's fiscal year beginning January 1, 2009. The Company does not expect the adoption of SFAS 161 to have an impact on its consolidated financial statement disclosures.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  SFAS 141R expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations.  SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a material effect on the Company's consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interest and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interests holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company expects the adoption of SFAS No. 160 to have no impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS 157 establishes a common definition for fair value to be applied to generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on January 1, 2008 with no impact on its consolidated financial statements.

The FASB delayed the effective date to first quarter 2009 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis, in accordance with FASB Staff Position 157-2, Effective Date of FASB 157, (FSP 157-2). Non-financial assets include fair value measurements associated with business acquisitions and impairment testing of tangible and intangible assets. The Company expects that the provisions of FSP 157-2 will not have a material effect on its consolidated financial statements.

In June 2008, the FASB's Emerging Issues Task Force updated EITF No 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock. This abstract provided guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. The Company has not yet determined whether this update will have a material impact on its financial statements.
2.	Merger –

The following is a summary of the significant Merger-related transactions:

In contemplation of the Merger, WCR entered into a subscription agreement with the Company’s former Chief Executive Officer (CEO). Under the agreement, the CEO purchased 1,071,875 shares of WCR common stock for an aggregate purchase price of $500,000. At December 31, 2007, the purchase price was included in subscriptions receivable and has since been collected.

In contemplation of the Merger, WCR entered into various stock option agreements with executive and non-executive management personnel. In addition, WCR granted stock warrants to certain other parties. In total, WCR granted stock options and warrants to eleven parties, to purchase an aggregate of 1,600,000 shares of common stock at the per-share price of $0.01. These options and warrants include 550,000 issued to the Company’s Chief Financial Officer (CFO) and 400,000 issued to the Company’s former Chief Operating Officer (COO).

WCR issued a warrant to Lantern Advisers, LLC for the purchase of up to 400,000 shares of common stock at the per-share price of $0.01 for professional services.

The Company assumed $50,000 of liabilities of WCR.

The Company was responsible for certain fees to various brokers, advisors and others for expenses related to the Merger.

In contemplation of the Merger, WCR entered into subscription agreements to sell 3,331,669 shares of its common stock for an aggregate purchase price of $3,998,000. As of December 31, 2007, $75,700 of the subscriptions receivable was collected and the remaining amount was collected in 2008. Costs incurred in 2007 related to the issuance of these shares were $172,995. In 2008, the Company received $80,000 in credits against these costs.

WERCS, the former sole owner of WFL common stock, received an aggregate of 1,125,000 shares of WCR’s common stock and 10,000,000 shares of WCR Series A Convertible Preferred Stock.

3.	Acquisitions/Dispositions –

In 2008 and 2007, the Company purchased the assets of various stores in separate transactions. The aggregate purchase price totaled $5,151,287 in 2008 and $10,849 in 2007.  Two of the 2008 acquisitions, NCC and STEN, were subsequently disposed of in the same year.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s former CEO had a material financial interest in NCC. The former CEO’s ownership and conditions of the Exchange Agreement were disclosed to the Company's Board of Directors, which approved the Exchange Agreement.

NCC was formed approximately two years ago and owned and operated five stores located in suburban Phoenix, Arizona. NCC principally offered cash advance loans ranging from $100 to $2,500 and title loans ranging from $500 to $2,000.

These stores, together with the STEN stores identified below, were exchanged for 1,291,290 shares of outstanding WCR stock on December 31, 2008.  The activity related to these stores is presented as loss from discontinued operations on the Consolidated Statement of Income (Note 16).

Acquisition of North Dakota Stores

On March 1, 2008 the Company acquired, for $390,917 in cash five stores offering cash advance loans in Fargo, Grand Forks, Bismarck, and Minot, North Dakota. These stores currently operate under the Ameri-Cash name.

Acquisition of STEN Stores

On July 31, 2008, the Company purchased four payday loan and check cashing stores and an on-line lending website, which included all related assets including store level working capital, from Sten Corporation, a Minnesota corporation. Three of the stores are located in Salt Lake City, Utah and one store is located in Tempe, Arizona. The purchase price of the acquisition was $287,500, financed through the issuance of seller notes and contingent consideration in the amount of 50% of net cash flows as defined in the agreement. The contingent consideration is limited to the greater of 50% of net cash flows as described in the agreement (calculated and due annually) through July 31, 2012 or an aggregate of $800,000.

As previously noted, these stores were exchanged for outstanding WCR stock on December 31, 2008.

Acquisition of PQH Stores (Cricket)

On October 15, 2008, the Company entered into a Stock Purchase Agreement with PQH Wireless, Inc., a Nebraska corporation, and the stockholders of PQH Wireless. Under the Stock Purchase Agreement, the stockholders sold all of the outstanding capital stock in PQH Wireless to the Company for a total purchase price of $3,035,000. The transaction was financed by a combination of cash of $535,000 and notes payable to the sellers totaling $2,500,000.

A director of the Company and the Company’s current CEO and interim Chief Financial Officer are stockholders of the Company, each had a direct material financial interest in PQH Wireless. The ownership of PQH Wireless and the material terms and conditions of the Stock Purchase Agreement were disclosed to the disinterested members of the Company’s audit committee, which approved the Stock Purchase Agreement and the transactions contemplated thereby.

PQH Wireless was formed approximately two years ago and owns and operates nine stores at locations in Missouri, Kansas, Nebraska, and Texas as an authorized seller of Cricket cellular phones.

Under the purchase method of accounting the assets and liabilities of the aforementioned acquisitions were recorded at their respective fair values as of the purchase date as follows:

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2008	2007
Cash	$236,342	$1,881
Loans receivable	1,030,781	7,968
Other current assets	164,727	-
Property and equipment	314,157	1,000
Intangible assets	1,161,580	-
Goodwill	2,493,164	-
Current liabilities	(249,464)	-

	$5,151,287	$10,849

The results of the operations for the acquired locations have been included in the condensed consolidated financial statements since the date of the acquisitions. The following table presents the unaudited pro forma results of continuing operations for the years ended December 31, 2008 and 2007 (sold December 31, 2008), as if the retained acquisitions had been consummated at the beginning of each period presented and excluding the operating results of NCC and STEN (sold December 31, 2008). The pro forma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the year presented or the results which may occur in the future.

	Year Ended December 31,
	2008	2007
Pro forma revenue	$15,625,000	$15,520,000
Pro forma net income	1,166,000	(393,000)
Pro forma net loss per common share - basic and diluted	(. 05)	(2.19)

4.	Segment Information –

The Company has grouped its operations into two segments – Payday Operations and Cricket Wireless Retail Operations.  The Payday Operations segment provides financial and ancillary services (Note 1).  The Cricket Wireless Retail Operations segment originated in October 2008 and is a dealer for Cricket Wireless, Inc., reselling cellular phones and accessories and serving as a payment center for Cricket customers.

Segment information related to the year ended December 31, 2008 follows:

	Payday	Cricket Wireless Retail	Total
Revenues from continuing operations	$11,506,178	$1,368,639	$12,874,817
Interest expense	—	79,425	79,425
Depreciation and amortization from continuing operations	513,237	72,398	585,635
Income tax expense	244,000	28,000	272,000
Income from continuing operations	605,452	227,906	833,358
Loss from discontinued operations	(349,546)	—	(349,546)
Gain on disposal of discontinued operations	120,873	—	120,873
Total segmented assets	17,760,154	3,452,485	21,212,640
Expenditures for segmented assets	2,116,287	3,035,000	5,151,287

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2008	2007
Furniture and equipment	$839,112	$553,714
Leasehold improvements	421,669	400,931
Other	69,702	62,160
	1,330,483	1,016,805
Less accumulated depreciation	514,503	385,069

	$815,980	$631,736

Depreciation expense on all operations for the year ended December 31, 2008 and 2007 was $224,610 and $140,638, respectively.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Intangible Assets –

Intangible assets consisted of the follows:

	December 31,
	2008	2007
Customer relationships	$3,259,912	$2,429,887
Less accumulated amortization	2,503,063	2,082,301

	$756,849	$347,586

As of December 31, 2008, estimated future amortization expense for the customer relationships is as follows:

2009	$362,000
2010	241,000
2011	154,000
$757,000

7.	Note Payable – Short Term

The Company’s short-term debt is as follows:

	December 31,
	2008	2007
Note payable to bank with interest at a variable rate adjusted daily. The rate is the bank’s prime rate (3.25% at December 31, 2008) plus 1%. The note is due October 30, 2009, is collateralized by substantially all assets of the Company and shares of stock of WFL, and contains certain financial and compliance covenants, as defined.	$2,000,000	$-
Unsecured note payable due January 31, 2009 without interest.	100,000	-
	$2,100,000	$-

The Company obtained waivers from the bank in 2009 for violations related to the delivery of financial statements and tax returns and on dividend approval requirements to bank.

8.	Notes Payable – Long Term

The Company’s long-term debt is as follows:

	December 31,
	2008	2007
Note payable to a related party with interest payable monthly at 10%, due October 1, 2011 and collateralized by substantially all assets of PQH.	$1,000,000	$-
Note payable to a related party with interest payable monthly at 10%, due October 1, 2011 and collateralized by substantially all assets of PQH.	1,000,000	-
Note payable with interest payable monthly at 7%, due October 1, 2011 and collateralized by substantially all assets of PQH.	500,000
	$2,500,000	$-

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income Taxes

Prior to the Merger, the Company operated under an informal tax allocation agreement with WERCS, which required the Company to pay its fair share of its income taxes as if the Company were a stand-alone entity.

The Company’s provision for income taxes is as follows:

	Year Ended December 31,
	2008	2007
Current:
Federal	$45,000	$996,000
State	9,000	170,000
	54,000	1,166,000
Deferred:
Federal	233,000	(494,000)
State	44,000	(117,000)
	277,000	(611,000)

	$331,000	$555,000
Allocated to:
Continuing Operations	$272,000	$555,000
Discontinued Operations	59,000	-
	$331,000	$555,000

Deferred income tax assets (liabilities) are summarized as follows:

	December 31,
	2008		2007
	Current	Noncurrent	Current	Noncurrent
Deferred income tax assets
Allowance for loans receivable	$536,000	$-	$367,000	$-
Stock-based compensation	-	-	207,000	-
Goodwill and intangible assets	-	-	-	134,000
Net operating loss		13,000	66,000
Other	22,000	-	22,000	-
	558,000	13,000	662,000	134,000
Deferred income tax liabilities
Property and equipment	-	(77,000)	-	(25,000)
Goodwill and intangible assets	-	-	-	-
	-	(77,000)	-	(25,000)

Net	$558,000	$(64,000)	$662,000	$109,000

In 2007, the Company changed its income tax reporting method of accounting for late loans receivable and deferred revenue, to more closely match its financial reporting and elimating any deferred tax consequences related to them.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations from the statutory federal income tax rate to the effective income tax rate are as follows:

	Year Ended December 31,
	2008	2007
Income tax expense using the statutory federal rate	$318,000	$(144,000)
State income taxes, net of federal benefit	4,000	(15,000)
Permanent differences, primarily merger transaction expenses	9,000	714,000

Income tax expense	$331,000	$555,000

The Company adopted the provisions of FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes - an Interpretation No. 109,” on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” As required by FIN No. 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN No. 48 did not have a material impact on the consolidated financial statements.

It is the Company’s practice to recognize penalties and/or interest related to income tax matters in interest and penalties expense. As of December 31, 2008, the Company had an immaterial amount of accrued interest and penalties.

The Company is subject to income taxes in the U.S. federal jurisdiction and various states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for the years before 2005. The Company is not currently under examination by any taxing jurisdiction.

10.	Shareholders’ Equity –

Capitalization

At December 31, 2007, the Company’s authorized capital stock consists of 20,000,000 shares of no par value capital stock. All shares have equal voting rights and are entitled to one vote per share.

Of the 240,000,000 shares of authorized capital, 230,000,000 have been designated as common stock and 10,000,000 as Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has a 10% cumulative dividend and can be converted on a share-for-share basis into common stock. The Company has the right to redeem some or all of the Series A Convertible Preferred Stock at any time, upon 60 days notice, at $3.00 per share prior to April 1, 2009, or $3.50 per share afterwards, plus any cumulative unpaid dividends.

Stock Options and Warrants

The Company prior to 2007 granted no stock options or stock warrants. In 2007, stock option (2007 stock options) and stock warrants were granted in connection with the Merger, became immediately vested and exercisable with the Merger, and had a grant date fair value of $0.54. The Company intends or has to issue new shares upon exercise of stock option and warrants.

2008 Stock Incentive Plan

On February 2, 2008, the Board of Directors of the Company approved and adopted the Company’s 2008 Stock Incentive Plan (2008 stock options), pursuant to which an aggregated of 2,000,000 shares of common stock have been reserved for issuance.  No options under this plan have been granted as of December 31, 2008

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options and stock warrants outstanding at December 31, 2008, consisted of the following:

	2007 Stock Options	Stock Warrants
Exercise price	$0.01	$0.01
Units outstanding	-	400,000
Remaining contractual life	-	1 year

The aggregate intrinsic value of all outstanding vested options and warrants at December 31, 2008 is approximately $480,000.

Stock options and stock warrants activity for 2008 and 2007 consisted of the following:

	2007 Stock Options	Stock Warrants
Outstanding, December 31, 2006	-	-
Granted	1,575,000	425,000
Exercised	-	-
Outstanding, December 31, 2007	1,575,000	425,000
Granted	-	-
Exercised	(1,475,000)	-
Forfeited	(100,000)	(25,000)
Outstanding, December 31, 2008	-	400,000

The 2007 fair value of stock options and stock warrants granted is estimated using the Black-Scholes-Merton option pricing model (using estimated value of WCR) with the following weighted average assumptions:

Description	Assumption
Risk-free interest rate	3.14%
Expected life	0.50 years
Expected volatility	247.00%
Expected dividend rate	0.00%

11.	Operating Lease Commitments –

The Company leases its facilities under operating leases with terms ranging from two to six years, with rights to extend for additional periods. Rent expense on all operations was approximately $1,198,000 and $757,000 in 2008 and 2007 respectively.  Future minimum lease payments are approximately as follows:

Year Ending December 31,	Amount
2009	$831,000
2010	512,000
2011	342,000
2012	178,000
2013	92,000

$1,955,000

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Related Party Transactions –

At December 31, 2007, accounts payable included approximately $576,000 payable to the Company’s CEO for reimbursement of Merger and equity transaction related costs and $550,000 payable to WERCS for merger transaction related costs and return of capital.

The Company leases two properties from an officer of the Company and another related party under operating leases that extend through 2011 requiring monthly lease payments of $2,400.

Interest expense for 2008 on two related party notes payable was approximately $50,000.

13.	Employee Savings Plan –

The Company began a defined contribution retirement plan in 2007 intended to be qualified under Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the Plan after approximately one year of employment. The Plan allows each participant to make elective contributions subject to statutory limits. The Company matches employee contributions up to 100 % of the first 5% of the participating employees’ annual compensation. Company matching contributions to the Plan were approximately $0 and  $32,000 in 2008 and 2007.  The Plan was terminated during 2008 and all account balances were distributed.

14.	Risks Inherent in the Operating Environment –

The Company’s payday or short-term consumer loan activities are regulated under numerous local, state, and federal laws and regulations, which are subject to change. New laws or regulations could be enacted that could have a negative impact on the Company’s lending activities. Over the past few years, consumer advocacy groups and certain media reports have advocated governmental and regulatory action to prohibit or severely restrict deferred presentment cash advances.

The Federal Trade Commission has issued an FTC Consumer Alert (Federal Trade Commission, March 2008, Consumer Alert entitled “Payday Loans Equal Very Costly Cash: Consumers Urged to Consider the Alternatives”) that discourages consumers from obtaining payday loans such as the loans we offer, primarily on the basis that the types of loans we offer are very costly and consumers should consider alternatives to accepting a payday loan. For further information, you may obtain a copy of the alert at www.ftc.gov/bcp/edu/pubs/consumer/alerts. As noted above, the federal government has recently passed legislation, the 2007 Military Authorization Act, prohibiting us from offering or making our loans to members of the military when the interest and fees calculated as an annual percentage rate exceed 36%. This limitation effectively prohibits us from utilizing our present business model for cash advance or “payday” lending when dealing with members of the U.S. military, and as a result we do not and do not plan to conduct payday lending business with U.S. military personnel. These facts evidence the widespread belief that our charges relating to our loans are too expensive to be good for consumers. Some consumer advocates and others have characterized payday lending as “predatory.” As a result, there are frequently attempts in the various state legislatures, and occasionally in the U.S. Congress, to limit, restrict or prohibit payday lending.

In July 2008, a bill was introduced before the U.S. Senate, entitled the “Protecting Consumers from Unreasonable Credit Rates Act of 2008” (an amendment to the Truth in Lending Act), proposing to set a maximum actual or imputed interest rate of 36% on all extensions of credit of any type. The bill is intended to limit the charges and fees payable in connection with payday lending. Presently, the bill is in the Senate Committee on Banking, Housing, and Urban Affairs. The Company has no further information regarding the bill at this time. Similar bills have been proposed in various states as well.

The passage of this bill into law, or similar bills at state levels, would essentially prohibit the Company from conducting its payday lending business in its current form, and would certainly have a material and adverse effect on the Company, operating results, financial condition and prospects and even its viability.

Negative perception of deferred presentment cash advances could also result in increased regulatory scrutiny and increased litigation and encourage restrictive local zoning rules, making it more difficult to obtain the government approvals necessary to continue operating existing stores or open new short-term consumer loan stores.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2008 and 2007, the Company’s continuing operations revenues by state in excess of 10% were approximately as follows:

	% of Revenues
State	2008	2007
North Dakota	14%	13%
Nebraska	30%	36%
Wyoming	11%	*
IOWA	*	12%
UTAH	10%	*
Wisconsin	10%	*
UNOEL	10%

The Cricket Agency division revenue is concentrated in the states of Nebraska, Missouri and Texas which provide 47%, 31% and 13% of the division revenue, respectively.

15.	Other Expenses –

A breakout of other expense is as follows:

	Year Ended December 31,
	2008	2007
Store expenses
Bank fees	$108,552	$83,762
Collection costs	263,825	227,871
Repair and Maintenance	159,036	28,707
Supplies	121,125	133,614
Telephone	123,235	114,806
Utilities and network lines	215,804	184,290
Other	259,072	317,687
	$1,250,649	$1,090,737

Other general & administrative expenses for 2008 included approximately $900,000 of professional fees.

16.	Discontinued Operations –

On December 31, 2008, the Company exchanged the NCC and STEN assets, liabilities, obligations, and operations for 1,291,290 shares (valued at $1,549,548) of the Company’s outstanding common stock that were owned by the Company’s former President, Chief Executive Officer and director.  The redeemed shares were subsequently retired.  WCR retained a liability related to the STEN purchase for $100,000 of principal and $4,688 of accrued interest.

Summarized results for the discontinued operations for 2008 are as follows:

2008
Revenue	$1,586,220
Costs and expenses	1,935,766
Loss from discontinued operations	(349,546)

17.	Subsequent Events –

Exercise of Warrants

In January 2009, outstanding warrants of 397,325 were exercised for a total proceeds of $3,973

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of 12 Cricket Wireless Stores in Missouri

On January 14, 2009 PQH acquired for $1,828,000 in cash 12 existing Cricket Wireless Stores in an asset purchase from VZ Wireless, LLC.  The stores are located in Kansas City, Missouri (4 stores) and St. Louis, Missouri (8 stores).

In February 2009, PQH acquired the authorization for seven locations in Northern Indiana for $300,000 plus sellers’ expenses, not to exceed $50,000, and in March 2009, PQH launched eight new Cricket Wireless stores in Indiana.

Dividend Declaration and Payment

In 2009, the Board of Directors of the Company declared $525,000 of the fourth quarter 2008 dividends on the Company’s Series A Convertible Preferred Stock. These amounts have been subsequently paid.

Withdrawal of SEC Registration Statement

On January 26, 2009, the Company withdrew it Registration Statement filed with the Securities and Exchange Commission on Form S-1/A.

Settlement Agreement with former Chief Executive Officer

On May 1, 2009, the Company entered into a Settlement Agreement with its former Chief Executive Officer to settle certain disputes regarding disbursement made to him through December 31, 2008. In addition, the settlement agreement required the former Chief Executive Officer to place all 550,000 shares of his common stock of the Company in to an Escrow Arrangement that will result in either complete redemption of those shares or the release or those shares back to him under certain circumstances.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2 to this report. This Item 9A(T) includes information concerning the controls and control evaluations referred to in those certifications.

Background

On December 19, 2008, we filed a Current Report on Form 8-K with the SEC in which we announced that, due to the allocation of purchase price to customer relationships as opposed to goodwill for historical acquisitions, it may be necessary for us to restate the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and the interim financial statements contained in our Quarterly Reports on Form 10-Q for the periods ended March 31, June 30, and September 30, 2008.

On March 31, 2009, we filed a second Current Report on Form 8-K with the SEC in which we announced that, due to an understated calculation of our share-based compensation expense for fiscal year 2007, we would need to restate the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. In that report we also disclosed that the Company’s Board of Directors was conducting an internal review of the propriety and categorization of certain expense reimbursements during 2008 and other transactions, and that any impact to the Company’s annual and interim period financial statements was then undetermined.

We have now quantified the impact of the items described above. As a result, management has identified several deficiencies in our internal control over financial reporting which are discussed in more detail below in Management’s Report on Internal Control over Financial Reporting. The control deficiencies failed to prevent or detect a number of accounting errors and irregularities within Western Capital Resources, Inc. and our former subsidiary National Cash & Credit, and represent material weaknesses in our internal control over financial reporting that require corrective and remedial action. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In addition to the control deficiencies related to the restatement referenced above, several additional control deficiencies were identified during management’s assessment of internal control for the fiscal year ended December 31, 2008, each of which also require corrective and remedial action as outlined below under the caption “Management’s Remediation Plan.”

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined by as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, the restatement of previously issued financial statements described above, and the identification of certain material weaknesses in internal control over financial reporting described below, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were ineffective as of December 31, 2008.

Nevertheless, as a result of a review of the restatement items referenced above (i.e., our allocation of purchase price to customer relationships as opposed to goodwill, and the share-based compensation expense we recorded for fiscal 2007), the completion of our independent review of certain transactions, and remedial actions taken by management, we believe that the consolidated financial statements contained in this report present fairly, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented in conformity with generally accepted accounting principles in the Unites States of America (“GAAP”). In addition, we have created and are implementing a wide-ranging plan to remediate the material deficiencies described below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets

•
provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2008. Under those criteria, a material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2008:

•
The Company did not maintain an effective control environment including a tone of control consciousness that consistently emphasized strict adherence to GAAP accounting principles at Western Capital Resources, Inc. and its former subsidiary National Cash & Credit, LLC. This control deficiency included inadequate operation of entity-level controls, including monitoring controls, which were not sufficiently sensitive in scope and therefore failed to detect and prevent on a timely basis management override of controls at both entities. In certain instances, information critical to an effective review of transactions and accounting entries was not disclosed to management’s internal and external auditors.

•
Western Capital Resources, Wyoming Financial Lenders and National Cash & Credit failed to maintain effective controls over the period-end financial reporting process, including controls with respect to journal entries, account reconciliations and proper segregation of duties. Journal entries, both recurring and nonrecurring, were not always accompanied by sufficient supporting documentation and were not adequately reviewed and approved for validity, completeness and accuracy. Account reconciliations over balance sheet accounts were not always properly performed and approved for validity and accuracy of supporting documentation. Furthermore, the entities frequently failed to uphold proper segregation of duties within their accounting departments with respect to financial reporting. In certain instances, persons responsible to review the transactions for validity, completeness and accuracy did not perform these responsibilities. Finally, in certain instances, accurate and complete information critical to an effective review of transactions and accounting entries was not disclosed to management’s internal and external auditors.

•
Western Capital Resources, Wyoming Financial Lenders and National Cash & Credit failed to maintain effective controls over expenditure processes, including controls with respect to contracts for services, executive expense reports, invoice approval, disbursement issuance, budget-to-actual-expenditure review, and the segregation of duties.

•
Western Capital Resources did not maintain effective controls over the intangibles and goodwill process, including controls with respect to the proper accounting treatment of customer relationships (customer lists) in accordance with GAAP.

•
Our Wyoming Financial Lenders, Inc. subsidiary did not maintain effective controls over the payroll process, including controls relating to the proper approval of timesheets, verification of accuracy, and proper segregation of duties. In addition, Wyoming Financial Lenders used a payroll service provider that failed to meet minimum internal control standards.

•
Western Capital Resources did not maintain effective controls over the preparation of the income tax provision and related deferred and current tax calculations. Specifically, account analyses and reconciliations were not prepared for various tax accounts, nor was any review conducted to ensure accuracy and proper income-tax calculations with respect to the recording of intangible assets or the valuation of the stock options and warrants granted to certain employees or nonemployee members. As a result, inaccurate entries were posted to the tax accounts which were neither detected nor corrected in a timely manner.

Management’s assessment of and conclusion on the effectiveness of our internal control over financial reporting as of December 31, 2008 excluded the internal controls present in several subsidiary operations, including WCR Acquisition Co., which acquired four store locations and related assets from STEN Corporation in August 2008, and PQH Wireless, Inc., which we acquired in October 2008 and whose financial results and positions are included in our 2008 consolidated financial statements and accounted for $252,000 (1%) and $880,000 (6%) of our consolidated revenue for fiscal 2008 and total assets at December 31, 2008, respectively. The timing of these acquisitions provided an insufficient period of time to design and implement internal controls that would have been subject to management’s evaluation during fiscal 2008.

As a result of these material weaknesses described above, management has concluded that, as of December 31, 2008, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO. Our remediation plan, which we have created to specifically address each of the material weaknesses, is discussed in detail below. This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary SEC rules permitting us to provide only management’s report in this SEC filing.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We have initiated a wide range of remediation activities which are summarized below under the caption “Management’s Remediation Plan,” incorporated herein by this reference.

MANAGEMENT’S REMEDIATION PLAN

Based on the control deficiencies identified in section “Management’s Report on Internal Control Over Financial Reporting” above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•
Our senior management and our controller at Western Capital Resources were removed or resigned their positions as of the end of fiscal 2008. Our Board of Directors immediately appointed John Quandahl as our new Chief Executive Officer and interim Chief Financial Officer effective December 31, 2008. Mr. Quandahl was previously serving as our Chief Operating Officer and continues to hold that position. We also immediately created a new position—“Senior Director of Accounting”—and on January 1, 2009 hired an individual with significant prior tax experience in a mid-sized public accounting firm to fill that position. In addition, we have relied and will continue to rely upon outside experienced consultants as necessary to develop and assist us with the implementation of remediation efforts and our external reporting requirements.

•
The Board of Directors is reviewing the size and makeup of the board and assessing the feasibility of adding additional independent members. The Board of Directors has also committed to, and is more actively involved in, providing additional oversight of the Company’s internal controls, more formal review of our financial statements, conducting an analysis of our budget to actual expenditures, requiring expense reports and supporting documentation for reimbursements to our management personnel, reviewing the interim management reports on the effectiveness of our internal controls, reviewing complex or unusual accounting transactions, and closely reviewing the draft periodic reports we anticipate filing with the SEC.

•
We will realign our anonymous reporting process to direct these reports to the audit committee chair for discussion with the Company’s legal counsel, as necessary, and establish a reporting mechanism between our internal audit consultant and the audit committee chair or the Company’s legal counsel. Upon learning the status of the internal control assessment, our new Chief Executive Officer communicated the importance of compliance and reporting of noncompliance throughout the entire organization, and has ordered additional training on internal controls and the importance of their effectiveness for all Company employees involved in the performance of these controls to occur at the earliest possible date.

•
We have initiated efforts to ensure our employees understand the importance of internal controls and compliance with corporate policies and procedures. We will implement a reporting and certification process for management involved in the performance of internal controls and the preparation of the Company’s financial statements. This certification process will be conducted quarterly and managed by our internal audit consultant.

•	We will implement a formal financial reporting process that includes review by our Chief Executive Officer and the full Board of Directors of financial statements prior to filing with the SEC.

•
Internal audit activities are being expanded and will include documenting and testing of controls at locations or subsidiaries deemed out of scope, and an expansion of assessment procedures beyond internal control testing and Sarbanes-Oxley compliance.

•
We are in the process of completing a review and revision of the documentation of the Company’s internal control procedures and policies and will provide additional training to all employees involved with the performance of or compliance with those procedures and policies.

•
We have completed an upgrade to our financial software application and are in the process of thoroughly reviewing the roles and responsibilities of our staff involved in the performance of internal controls to ensure that duties are properly segregated and that access rights within our financial software application comply with designated roles and responsibilities and support proper segregation of duties. In addition, we have designed our upgraded financial software application to provide subsidiary and consolidated financial statements and eliminated the previous manual process that enabled management to override internal controls.

•
We are currently in the process of reviewing our corporate human resources policy to ensure that appropriate disciplinary actions may be taken in the event an employee fails to properly perform their responsible internal controls or intentionally overrides any internal control within our financial reporting process.

•
We are currently in the process of reviewing payroll service providers that are Type 2 SAS 70 certified as well as in discussions with our current payroll service provider to implement a stronger internal control environment.

Although the control deficiencies identified in section “Evaluation of Disclosure Controls and Procedures” included National Cash & Credit, LLC, we divested ourselves of that subsidiary, as well as the four stores we acquired in the asset purchase from STEN Corporation, as of December 31, 2008. Therefore, a specific remediation plan to address those deficiencies is not required or identified above.

ITEM 9B	OTHER INFORMATION

Settlement Agreement

On May 1, 2009, we entered into a Settlement Agreement with Christopher Larson, our former Chief Executive Officer. Also parties to the Settlement Agreement were Wyoming Financial Lenders, Inc. (our payday lending subsidiary), WERCS, Inc. (our controlling shareholder), John Quandahl (our current Chief Executive Officer), and National Cash & Credit, LLC (formerly a subsidiary of ours, but now wholly owned by Christopher Larson). We entered into the Settlement Agreement to settle certain disputes that we had with Mr. Larson which related primarily to (i) disbursements made to him during 2008, either by him or at his direction, that were supposed to have been reimbursements for expenses he incurred in 2007 and 2008 in connection with the Merger transaction or otherwise, (ii) increases in salary payments to him and other members of management during 2008, (iii) certain payments made to third parties at his direction during 2008, and (iv) certain other transactions effected at our National Cash & Credit subsidiary during 2008, together with the manner in which those transactions were reflected on the books of National Cash & Credit.

The disputes that we settled pursuant to the Settlement Agreement arose in connection with our internal review, begun by our current management and eventually conducted under the supervision of our Board of Directors, of the above-described matters together with certain other transactions. We filed a Current Report on Form 8-K on March 31, 2009 that disclosed and briefly described the subject matter of our review.

Under the Settlement Agreement, Western Capital, together with Wyoming Financial Lenders, WERCS and John Quandahl (collectively, the “Western Parties”), fully released Mr. Larson and National Cash & Credit (together, the “Larson Parties”) from any and all claims, known and unknown, and the Larson Parties similarly fully released the Western Parties from any and all claims, known and unknown. In addition, the Settlement Agreement required Mr. Larson to place all 550,000 shares of his common stock in the Company in an escrow arrangement that will result in either the complete redemption of those shares or the release of those shares back to him under certain circumstances. In particular:

•
the shares will be fully redeemed in the event that either Mr. Larson’s personal guaranty of debt owed by Wyoming Financial Lenders to Banco Popular North America is terminated or revoked, or all amounts owed by Wyoming Financial Lenders to Banco Popular are fully paid; or

•
the shares will be released back to Mr. Larson in the event that Mr. Larson pays money in satisfaction of the guaranty or WERCS breaches the terms of an agreement it has with Mr. Larson to indemnify him in the event he is required to perform any obligations under his personal guaranty.

The Settlement Agreement also contained certain other terms, including our transfer to Mr. Larson of certain bad debt receivables formerly associated with WCR Acquisition Co., a Minnesota corporation through which we had purchased, on July 31, 2008, certain payday lending assets owned indirectly by STEN Corporation. We had obtained the receivables prior to transferring to Mr. Larson our entire ownership interest in WCR Acquisition Co. in connection with our December 31, 2008 Redemption Agreement with him. In addition, the Settlement Agreement contained our agreement not to alter our articles of incorporation or corporate bylaws in such a manner as to compromise Mr. Larson’s right to claim indemnification from the Company.

Our discussion of the Settlement Agreement is qualified in its entirety by the full text of the Settlement Agreement, which is being filed together with this report as Exhibit 10.10.

Banco Popular Line of Credit

On November 13, 2008, Wyoming Financial Lenders, Inc. entered into a Business Loan Agreement and associated agreements with Banco Popular North America, located in Rosemont, Illinois. The Business Loan Agreement provides Wyoming Financial Lenders with a one-year revolving line of credit in an amount of up to $2,000,000. Among other things, a default occurs under the Business Loan Agreement in the event of any breach thereunder by Wyoming Financial Lenders. In the event of any default, Banco Popular may accelerate all amounts due subject to a ten-day right to cure applicable in certain circumstances.

We notified Banco Popular in April 2009 about our inability to deliver certain financial information in a timely manner as required under the Business Loan Agreement. Our delay in delivering the financial information required under the Business Loan Agreement (audited financial statements and tax returns) resulted primarily from our need to restate our financial statements for the year ended December 31, 2007 and the subsequent interim periods ending September 30, 2008. On April 30, 2009, Banco Popular furnished us with their written waiver of our failure to timely deliver such information. As a result, the restatement of our financial statements for the year ended December 31, 2007 and the subsequent interim periods ending September 30, 2008, and our delay in furnishing Banco Popular with the required information, have not had an adverse impact upon our revolving credit line with Banco Popular under the Business Loan Agreement.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Our Board of Directors consists of Robert W. Moberly (Chairman), James Mandel, Mark Houlton and John Quandahl. The following table sets forth the name and position of each of our current directors and executive officers.

Name	Age	Positions
John Quandahl	42	Chief Executive Officer, Chief Operating Officer, Interim Chief Financial Officer and Director
Robert W. Moberly	56	Director (Chairman)
Mark Houlton	44	Director
James Mandel	52	Director

The biographies of the above-identified individuals are set forth below:

Robert W. Moberly has been employed with WERCS since 1987 as its Chief Operating Officer. WERCS owned all of the outstanding capital stock of Wyoming Financial Lenders, Inc., which the Company acquired on December 31, 2007. WERCS is presently an affiliate of the Company. Mr. Moberly is responsible for locating and evaluating business acquisitions for WERCS and its affiliates. Mr. Moberly also develops WERCS, business strategies. Mr. Moberly holds many licenses in insurance and securities, including: Property and Casualty, Life and Health, Surplus Lines in insurance and Registered Representative Series 7, Financial Operations Principal Series 27, General Principal Series 24, Municipal Securities Registered Representative Series 53 and Options Principal Series 4 in securities. Prior to joining WERCS, Mr. Moberly worked for two years as a securities broker for Dain Bosworth and 15 years as the owner of a contracting business. Mr. Moberly, a native of Greybull, Wyoming, graduated from Worland High School and attended the University of Wyoming. Mr. Moberly become a director of the Company on December 31, 2007 in connection with the Merger.

James Mandel has been the Chief Executive Officer and a director of Multiband Corporation (NasdaqCM: MBND) since October 1, 1998. Prior to August 2006, Multiband was an affiliate of the Company, owning approximately 51%, of the Company after the remaining 49%, of the Company’s shares had been spun-off to Multiband shareholders of record as of August 10, 2006. Multiband is a Minnesota corporation based in New Hope, Minnesota, and is principally engaged in the business of offering voice, data and video series to residents of multi-dwelling units, and also serves as the master service operator and marketer of DirecTV services to residents of multi-dwelling units. Mr. Mandel was co-founder of Call 4 Wireless, LLC, a telecommunications company specializing in wireless communications, and served as its Chairman and a member of its Board of Directors from December 1996 until October 1998, and as its interim Chief Executive Officer from December 1996 until December 1997. From October 1991 to October 1996, he was Vice President of Systems for Grand Casinos, Inc., where his duties included managing the design, development, installation and on-going maintenance for the 2,000 room, $507 million Stratosphere Hotel, Casino and Tower in Las Vegas. Mr. Mandel also managed the systems development of Grand Casino Mille Lacs, in Onamia, Minnesota, Grand Casino Hinckley in Hinckley, Minnesota and six other casinos nationwide. He formerly served as Chairman of the Board of Directors for CorVu Corporation, an international software development company which was sold in June of 2007, and currently serves as a director for NewMarket Technologies, an international technology company based in Dallas, Texas. Mr. Mandel has served as a director of the Company since December 31, 2007.

Mark Houlton founded Houlton Enterprises, Inc. and opened his first check-cashing / payday advance store in Omaha, Nebraska in 1997. Over the course of his ownership, this single store company grew to a total of 24 stores in Nebraska, Iowa, North Dakota and Wisconsin. In 2005, Mr. Houlton sold his stock to WERCS, Inc. and Houlton Enterprises was merged into Wyoming Financial Lenders, Inc. Since the merger of Houlton Enterprises into WERCS, Mr. Houlton has been involved as a partner in PQH Wireless, a Nebraska based business that serves as a dealer for Cricket Communications. Mr. Houlton is a 1988 graduate of the University of Nebraska, Lincoln, having received a B.S. in management. Mr. Houlton became a director of our Company on December 31, 2007 in connection with the Merger.

John Quandahl, the Company’s Chief Executive and Operating Officer and interim Chief Financial Officer, currently also serves as the President of Wyoming Financial Lenders, Inc., a position he has held since 2007. From 2005 until joining Wyoming Financial Lenders, Mr. Quandahl was the President of Houlton Enterprises, Inc., and prior to that served as that corporation’s Chief Operating Officer from 1999 until 2004. During his tenure at Wyoming Financial Lenders and Houlton Enterprises, Mr. Quandahl and the respective employers were based in Omaha, Nebraska. Mr. Quandahl was the controller as Silverstone Group, Inc., from 1993 until 1998, and before that began his career at the Nebraska Department of Revenue as a tax auditor in 1989. Mr. Quandahl is a certified public accountant (inactive) and earned a degree in accounting from the University of Nebraska - Lincoln. Mr. Quandahl became our Chief Operating Officer prior to the consummation of the Merger in November 2007 primarily to prepare for the integration of the Company and Wyoming Financial Lenders. He has continued to serve as our Chief Operating Officer since the Merger on December 31, 2007, and effective January 1, 2008 was appointed as our Chief Executive Officer and interim Chief Financial Officer. Mr. Quandahl was appointed to the Board of Directors on March 9, 2009.

Under our corporate bylaws, all of our directors serve for indefinite terms expiring upon the next annual meeting of our shareholders.

FAMILY RELATIONSHIPS

The Board of Directors has affirmatively determined that there are no familial relationships among any of our officers or directors.

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

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that at least one member of the audit committee, Mr. Mandel, is an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Exchange Act. Mr. Mandel’s relevant experience is detailed in ITEM 10 above. Mr. Mandel qualifies as an “independent director,” as such term is defined in Section 5605(a)(2) and 5605(c)(2)(A) of National Association of Securities Dealers’ listing standards. The Board of Directors has determined that each of the audit committee members is able to read and understand fundamental financial statements and that at least one member of the audit committee has past employment experience in finance or accounting.

CODE OF ETHICS

We have adopted a Code of Ethics which governs the conduct of our officers, directors and employees in order to promote honesty, integrity, loyalty and the accuracy of our financial statements. You may obtain a copy of the Code of Ethics without charge by writing us and requesting a copy, attention: John Quandahl, 11550 “I” Street, Omaha, Nebraska 68137. You may also request a copy by calling us at (402) 551-8888.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no applicable filings were required, the Company believes that all such filings were filed on a timely basis for the fiscal year 2008 except that a Form 4 for Christopher Larson, relating to the Company’s redemption of 1,291,290 shares of common stock on December 31, 2008, was filed late on January 20, 2009.

ITEM 11	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for awarded to or earned by: (i) each individual who served as the principal executive officer of Western Capital during the year ended December 31, 2008; and (ii) each other individual that served as an executive officer of either Western Capital or Wyoming Financial Lenders, Inc. at the conclusion of the year ended December 31, 2007 and who received more than $100,000 in the form of salary and bonus during such fiscal year. For purposes of this report, these individuals are collectively the “named executives” of the Company.

Name and Principal Position		Salary	Other Annual Compensation		Stock Option Awards (1)	Total
John Quandahl (2)	2008	$246,000	$0		$0	$246,000
Pres. and Chief Operating Officer	2007	$229,000	$0		$216,000	$445,000
Christopher Larson (3)	2008	$173,000	$37,120	(4)	$0	$210,120
Pres. and Chief Executive Officer	2007	$0	$175,000	(5)	$0	$175,000
Steven Staehr (6)	2008	$127,500	$0		$0	$127,500
Chief Financial Officer	2007	$0	$0		$297,000	$297,000

(1)
Amounts listed reflect the dollar amounts related to option awards recognized for financial statement reporting purposes with respect to the fiscal years indicated, in accordance with FAS 123(R) (disregarding the estimate of forfeitures related to service-based vesting conditions).  In each case, the exercise price of the option was $0.01 per share; the market price of our common stock on the date the options were granted was $1.80; and the value ascribed to the stock option awards for financial statement reporting purposes was calculated at $.54 per share.  Assumptions used in the calculation of these amounts are included in Note 7, “Shareholders’ Equity,” to our audited consolidated financial statements for the year ended December 31, 2008, which are contained in this report.

(2)
Mr. Quandahl is the President and Chief Operating Officer of Wyoming Financial Lenders, Inc., the wholly owned and principal operating subsidiary of Western Capital that offers payday lending services.  Mr. Quandahl also began serving as the Chief Operating Officer of Western Capital effective November 29, 2007, and continues to serve in that capacity.  Effective January 1, 2009, Mr. Quandahl was also appointed to serve as the Company’s Chief Executive Officer and interim Chief Financial Officer.  2007 compensation in the form of salary was paid by Wyoming Financial Lenders, Inc., and 2007 compensation in the form of stock options was awarded by the Company.

(3)	Mr. Larson became the President and Chief Executive Officer of the Company on November 29, 2007 and resigned those positions effective December 31, 2008.

(4)	Figure represents $29,120 in disbursements made during 2008 to third parties for the personal benefit of Mr. Larson, and $8,000 disbursed to Mr. Larson in December 2008.

(5)
Figure represents a disbursement made on January 14, 2008, which Mr. Larson originally obtained as a reimbursement for expenses incurred in connection with the equity transaction associated with the Merger and which the Company recorded as a reduction of proceeds from common stock issued.  In connection with the Company’s internal review of certain expense reimbursements and certain other transactions (which review was concluded by the Board of Directors on or about April 9, 2009), the Company has recharacterized this amount as compensation to Mr. Larson.

(6)	Mr. Staehr became the Chief Financial Officer of the Company on November 29, 2007 and resigned that position effective December 31, 2008.

Since the Merger, the Company (on a combined basis) has not entered into and does not have any employment agreements with any named executives or any other members of its executive management.  The Company’s current arrangements with John Quandahl, the sole named executive still employed by the Company, is to pay him an annual salary of $246,000.

WYOMING FINANCIAL LENDERS, INC. EXECUTIVE COMPENSATION PRIOR TO THE MERGER

Prior to the Merger, Wyoming Financial Lenders, Inc. paid cash compensation, but did not issue any options, warrants, restricted stock or other stock-based compensation to John Quandahl, its principal executive officer during the years ended December 31, 2006 and 2007. Furthermore, Wyoming Financial Lenders did not have an employment agreement with Mr. Quandahl during that time. Nevertheless, Wyoming Financial Lenders did have an arrangement with Mr. Quandahl at the time of the Merger to pay him an annual salary of $246,000.

URON EXECUTIVE COMPENSATION PRIOR TO THE MERGER

Prior to the Merger, URON did not pay any cash or cash-equivalent remuneration to any executive officer or any director during its last most recently completed years ended December 31, 2006 and 2007. URON issued no options, warrants, restricted stock or other stock-based compensation to any officer or director during the year ended December 31, 2006. In February 2007, URON entered into an employment agreement with Donald Miller, thereby employing him as its Chief Executive Officer. Under that agreement, Mr. Miller’s sole compensation was the issuance of 50,000 shares of common stock (after giving effect to the December 27, 2007 reverse stock split) with restricted transferability. On November 29, 2007, in connection with the appointment of Mr. Christopher Larson as URON’s President and Chief Executive Officer and the resignation of Mr. Miller from such position, URON and Mr. Miller terminated the aforementioned employment agreement.

Also on November 29, 2007, in connection with their appointments as Chief Operating Officer and Chief Financial Officer of URON, respectively, John Quandahl and Steven Staehr received non-vested contingent options to purchase shares of common stock at the per-share price of $0.01. Under their respective option agreements, Mr. Staehr had the right to purchase up to 550,000 common shares and Mr. Quandahl had the right to purchase up to 400,000 common shares. By their terms, the options did not vest or become exercisable until URON engaged in a change in control, as defined in the option agreements. The closing of the Merger constituted a change in control, as defined in such agreements. The option agreements provided that the shares purchasable thereunder were not to be affected by any stock combination (i.e., reverse stock split) effected in connection with the Merger. The value ascribed to the component of executive compensation represented by the stock options, in accordance with FAS 123(R), is set forth in the Summary Compensation Table (see above) in column captioned “Long-Term Compensation Awards—Securities Underlying Options.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

We had no outstanding equity awards as of December 31, 2008 for any named executives.

EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

We do not currently have any employment or change-in-control agreements with any named executives or any other current members of our executive management. Nevertheless, we may consider entering into employment agreements and change-in-control agreements with members of our senior management. As indicated above, we do have an arrangement with Mr. Quandahl, our Chief Executive and Operating Officer and interim Chief Financial Officer, to pay him an annual salary of $246,000.

COMPENSATION OF DIRECTORS

Currently, our directors receive no compensation pursuant to any standard arrangement for their services as directors. Nevertheless, we may in the future determine to provide our directors with some form of compensation, either cash or options or contractually restricted securities.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of the close of business on April 30, 2009, we had outstanding two classes of voting securities—common stock, of which there were 7,971,007 shares issued and outstanding; and Series A Convertible Preferred Stock, of which there were 10,000,000 shares issued and outstanding. Each share of capital stock is currently entitled to one vote on all matters put to a vote of our shareholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of April 30, 2009, by:

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

Name and Address	Common Shares Beneficially Owned (1)	Percentage of Common Shares (1)
John Quandahl (2)	400,000	5.0%
James Mandel (3)	470	*
Robert W. Moberly (4)	11,125,000	61.9%
Mark Houlton (5)	416,667	5.2%
Steven Staehr (6) 7778 Barbican, Ct. Las Vegas, NV 89147	966,667	12.1%
Christopher Larson (7) 8912 East Pinnacle Peak Road Scottsdale, AZ 85255	550,000	6.9%
All current executive officers and directors as a group (8)	11,942,137	66.5%
WERCS, Inc. (9) 400 East First Street PO Box 130 Casper, WY 82602	11,125,000	61.9%
Lantern Advisers, LLC (10) 80 South Eighth Street, Suite 900 Minneapolis, MN 55402	710,963	8.9%
Mill City Ventures, LP (11) 80 South Eighth Street, Suite 900 Minneapolis, MN 55402	800,000	10.0%
Joseph A. Geraci, II (12) 80 South Eighth Street, Suite 900 Minneapolis, MN 55402	800,000	10.0%

* less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the total of the percentages set forth in such column exceed 100%.

(2)
Mr. Quandahl became the Company’s Chief Operating Officer on November 29, 2007 and became our Chief Executive Officer and interim Chief Financial Officer effective January 1, 2009. All shares reflected in the table are outstanding common shares.

(3)	Mr. Mandel became a director of the Company on December 31, 2007.

(4)
Mr. Moberly became a director of the Company on December 31, 2007. Mr. Moberly is the Chief Operating Officer of WERCS, a Wyoming corporation, which was the sole stockholder of Wyoming Financial Lenders, Inc. prior to the Merger on December 31, 2007. All shares reflected in the table as beneficially owned by Mr. Moberly are issuable upon conversion of an equal number of shares of Series A Convertible Preferred Stock held of record by WERCS.

(5)	Mr. Houlton became a director of the Company on December 31, 2007. All shares reflected in the table are outstanding common shares.

(6)	Mr. Staehr became the Company’s Chief Financial Officer on November 29, 2007 and resigned that position effective December 31, 2008. All shares reflected in the table are outstanding common shares.

(7)
Mr. Larson became the Company’s President and Chief Executive Officer on November 29, 2007 and resigned those positions effective December 31, 2008. All of Mr. Larson’s shares are subject to our redemption upon certain events specified in our Settlement Agreement with him. For further information, please see Item 9B above.

(8)	Includes Messrs. Quandahl, Mandel, Houlton and Moberly.

(9)
WERCS is a Wyoming corporation that was the sole stockholder of Wyoming Financial Lenders, Inc. prior to the Merger on December 31, 2007. 10,000,000 shares beneficially owned by WERCS are common shares issuable upon conversion of Series A Convertible Preferred Stock. Investment and voting control over the shares beneficially owned by WERCS is exercised by Robert W. Moberly, its Chief Operating Officer. The significant shareholders of WERCS (those shareholders holding ten percent or more of the outstanding capital stock of WERCS) are Robert W. Moberly (our Chairman) who owns 203,685 shares of WERCS, Mark Houlton (a director) who owns 154,140 shares of WERCS, and Gail Zimmerman who owns 395,976 shares of WERCS. Other than Messrs. Moberly and Houlton, no other officers or directors of the Company own any interest in WERCS.

(10)
Lantern Advisers, LLC is a Minnesota limited liability company owned equally by Messrs. Douglas Polinsky and Joseph A. Geraci, II. As to shares of Western Capital, only Mr. Polinsky possesses investment and voting control. All shares reflected in the table are outstanding common shares.

(11)
Mill City Ventures, LP is a Minnesota limited partnership the securities of which are beneficially held by Mill City Advisers LLC, a Minnesota limited liability company that serves as the general partner to Mill City Ventures, LP. Investment and voting control over the shares beneficially owned by Mill City Advisors LLC is exercised by Joseph A. Geraci, II, the sole member and manager of such company.

(12)
Joseph A. Geraci, II, possesses beneficial ownership of securities held by Mill City Ventures, LP. Mr. Geraci disclaims beneficial ownership of any beneficial ownership of shares of Western Capital held by Lantern Advisers, LLC. See footnotes 10 and 11 above.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND TRANSACTIONS

Acquisition of National Cash & Credit

On February 26, 2008, we entered into and consummated certain transactions contemplated by an Exchange Agreement with National Cash & Credit, LLC, a Minnesota limited liability company, and its members. Our then Chief Executive Officer and President, Christopher Larson, indirectly held 69% of the ownership interests in National Cash & Credit and was an affiliate of that company. Under the Exchange Agreement, the members of National Cash & Credit assigned to us all of the outstanding membership interests in National Cash & Credit in exchange for our issuance to them of an aggregate of 1,114,891 shares of common stock and a cash payment of $100,000. The shares of the Company issued in the transaction were valued at $1.20 per share and Mr. Larson received 769,415 common shares out of the 1,114,891 total shares issued in the transaction. Using the $1.20 per share valuation, the aggregate transaction value was $1,437,870. We valued the stock we issued in the transaction at $1.20 per share despite the fact that our common stock had been trading for a period of weeks prior to the closing at or around $3.00 per share—and the closing price of common stock on February 26, 2008, the date on which the acquisition was consummated, was $2.95—principally because of the following factors:

•	The then-current market price for our common stock was substantially affected, and unnaturally increased, by the very few number of shares eligible for trading.

•
Given the illiquid market on which the common stock was trading, the best determinant of value was believed to be the most recent price at which shares were sold in a private transaction. This price was the $1.20 per share involved in the private placement offering undertaken in connection with the Merger fewer than 60 days prior to the acquisition of National Cash. In that transaction, nearly three million shares (representing over one-third of the Company’s common stock outstanding immediately after issuance) were sold for cash at $1.20 per share. A majority of the shares sold in that private placement were also sold to Company insiders.

•
The shares issued in the National Cash & Credit transaction were offered and sold in a private placement transaction exempt from the registration and prospectus-delivery requirements of the federal Securities Act of 1933 and certain state securities laws, and were restricted securities the subsequent resale or transfer of which is prohibited except in cases where a registration under applicable federal and securities laws has been effected or an exemption is available. In this regard, neither the Exchange Agreement no any other contracts relating to the acquisition contained any covenants or obligations of the Company to seek or effect a registration of all or any part of the shares.

•
A significant majority of the shares (769,415 out of 1,114,891 total shares) were issued to Christopher Larson, a director and the Chief Executive Officer and President of the Company, and therefore a Company “affiliate” as such term is defined under federal securities laws. Unless securities of an affiliate are registered with respect to a particular transaction (e.g., a resale), such securities will be considered “control securities” under the principles of Rule 144 under the Securities Act of 1933 for at least as long as the holder remains an affiliate, and therefore will indefinitely remain “restricted securities” subject to significant limitations on the resale of such shares. Holders of control securities issued by public reporting companies may generally sell their restricted securities (i) after an initial holding period of six months, (ii) subject to volume limitations prescribed by Rule 144, (iii) subject to manner-of-sale limitations prescribed by Rule 144, and (iv) subject to further paperwork and filing requirements prescribed by Rule 144. In the case of the Company, however, a special rule applicable to any companies that are or ever have been “shell companies” applied, which effectively prohibited any resales under the safe harbor provisions of Rule 144 until January 7, 2009. Applicable volume limitations under Rule 144 are the greater of (A) one percent of the shares outstanding, based upon the issuer’s most recently filed periodic report on Form 10-K or 10-Q, or (B) the average weekly reported volume of trading in such securities during the prior four weeks. As noted above, the trading volume of the Company’s common stock was and remains exceedingly light. Thus, in cases where resales of restricted securities would be attempted that were subject to the volume limitations under Rule 144, the light trading volume would effectively delay the resale of the overwhelming majority of shares held by any control person for an indefinite period of time.

•
In the absence of registration of restricted securities, whether held by affiliates or non-affiliates, a holder of such restricted securities may engage in a private sale of such securities. In any such case, the buyer of such securities and the facts and circumstances surrounding such private resale generally must be such that they would permit the Company, if it were the seller of such securities, to privately place the securities to the buyer. Thus, buyers of restricted securities purchased in a private sale must (i) be accredited investors, (ii) not be generally solicited with respect to the sale, (iii) take the purchased securities with a restrictive securities legend on them, and (iv) hold the securities for a minimum of at least six months (but in no event sell them prior to January 7, 2009). Restricted securities that are purchased in a private resale transaction are typically purchased at a steep discount to the current market prices of unrestricted and freely trading securities of the same class.

•
Under the Exchange Act, shareholders who are affiliates of a public reporting issuer must not sell any securities, whether restricted or otherwise and whether publicly or privately, while they are in possession or have knowledge of material and non-public information relating to the issuer. In general, issuers typically permit their affiliates (officers and directors, certain other key management employees) to sell their shares during short windows beginning with only four points during a calendar year which begin with the filing of required periodic reports on Forms 10-K and 10-Q. These restrictions were considered important since a substantial majority of the shares were to be issued to Mr. Larson and, given Mr. Larson’s role as Chief Executive Officer and President of the Company, it would be infrequent that Mr. Larson could safely conclude that he was not in possession of material non-public information relating to the Company.

•
Shareholders who are affiliates of a public reporting issuer must also be wary of short-swing profit liability under Section 16 of the Exchange Act. Section 16 will effectively prohibit (i) the selling of shares within six months of any purchase with a resulting profit and (ii) the purchasing of shares within six months of any sale where the purchase is at a per-share price lower than the per-share sale price. If an affiliate nonetheless engages in a prohibited transaction, he or she is liable to disgorge all profits to the issuer, plus reasonable attorney’s fees.

The transaction terms, including the consideration to be provided to the members of National Cash & Credit, was negotiated principally by Messrs. Larson and Moberly (our Chairman). Negotiations over the transaction terms had initially begun in connection with the Merger transaction. During that time, the parties agreed in principle that the number of shares of common stock constituting consideration for the acquisition price would be 1,114,891, while the other transaction terms were not finalized until the definitive agreement was entered into in February 2008. This figure was agreed to based on the prior six-month financial performance of National Cash & Credit (through December 31, 2007), and valuation of the National Cash & Credit business at approximately $1.4 million. This valuation was not substantiated by any independent appraisal or other valuation, which the Company and its Board of Directors deemed unnecessary in light of the fact that such valuation was equivalent to an imputed earnings multiple of approximately 2.7x of annualized EBITDA (which annualized EBITDA was approximately $500,000). The transaction was also discussed among the Company’s Board of Directors and the proposed final Exchange Agreement was presented to the Board of Directors for approval (with Mr. Larson’s vote not being counted) after the disclosure of all of the material terms of the transaction and presentation of the proposed final agreement in writing—all as permitted under the Minnesota Business Corporation Act for approving transactions involving a conflict of interest. The $100,000 cash distribution represented cash held by National Cash & Credit at the closing that was in excess of an agreed upon closing requirement relating to working capital.

At December 31, 2007, National Cash & Credit had total assets of $1.7 million and total liabilities of $2.9 million. For the six-month period ended December 31, 2007, National Cash & Credit had revenues of approximately $710,000 and net income of approximately $125,000. National Cash & Credit offers payday loans and title loans, which are short-term consumer loans somewhat similar to payday loans. In its title lending business, National Cash & Credit advances a loan of up to 50% of the estimated value of a vehicle, owned by the borrowing customer, for a term of 30 days and secured by the title to the customer’s vehicle. Generally, if a customer has not repaid a loan after 30 days, the receivable is charged to expense and collection efforts are initiated. On occasion, agents are hired to initiate repossession. Approximately three percent of title lending transactions result in an attempt to repossess a vehicle. National Cash & Credit operates five locations in Phoenix, Arizona metropolitan area.

Redemption Agreement and Disposition of National Cash & Credit

On December 31, 2008, we entered into and consummated certain transactions contemplated by a Redemption Agreement with Christopher Larson and National Cash & Credit, LLC, a Minnesota limited liability company. Under the Redemption Agreement, we redeemed 1,291,290 shares of our common stock from Mr. Larson. As payment for the redeemed shares, we assigned to Mr. Larson all of our rights, title and interest in and to (i) our entire ownership interest in National Cash & Credit, and (ii) our entire ownership interest in WCR Acquisition Co., a Minnesota corporation. Each of National Cash & Credit and WCR Acquisition was a wholly owned subsidiary of the Company prior to the transaction. We redeemed 1,291,290 shares under the Redemption Agreement to essentially unwind our February 2008 acquisition of National Cash & Credit, which we describe immediately above under the caption “Acquisition of National Cash & Credit.”

Under the Redemption Agreement, we assigned and delegated to National Cash & Credit all of our rights, title and interest, and all our obligations, under (i) an Asset Purchase Agreement by and among the Company, WCR Acquisition Co., STEN Corporation and STEN Credit Corporation, dated as of July 31, 2008, pursuant to which our subsidiary, WCR Acquisition Co., acquired four payday lending stores (three in Utah and one in Arizona) and associated assets of STEN Credit Corporation, (ii) certain promissory notes of the Company delivered to STEN Corporation in connection with the foregoing Asset Purchase Agreement, and (iii) certain title loan software used in the acquired stores. As part of these transactions, we agreed to pay to National Cash & Credit the total amount of principal due in January 2008 under the promissory notes , and interest accrued on those promissory notes as of December 31, 2008, which aggregated to $104,688.

Under the Redemption Agreement, Mr. Larson resigned his position on the Board of Directors of the Company and his position as the Company’s President and Chief Executive Officer. In addition, the Redemption Agreement contained customary representations, warranties, and covenants of the parties, including indemnification obligations relating to those representations, warranties and covenants.

Mr. Larson was a director of the Company and served as our President and Chief Executive Officer prior to the Redemption Agreement. These relationships were fully known by the Board of Directors, which approved the Redemption Agreement and the transactions contemplated thereby in a manner compliant with the requirements of the Minnesota Business Corporation Act for approving transactions involving a conflict of interest.

Acquisition of PQH Wireless

On October 15, 2008, we entered into and consummated certain transactions contemplated by a Stock Purchase Agreement with PQH Wireless, Inc., a Nebraska corporation, and Mark Houlton, Charles Payne and John Quandahl, the three stockholders of PQH Wireless. Under the Stock Purchase Agreement we acquired all of the outstanding shares of PQH Wireless for a total purchase price of $3,035,000. The purchase price was paid by (i) making a cash payment of $535,000 to Charles Payne and issuing a promissory note to Mr. Payne in the principal amount of $500,000, and (ii) issuing a promissory note in the amount of $1,000,000 to each of Mark Houlton and John Quandahl.

Our obligations under the promissory notes delivered to Messrs. Houlton and Quandahl are secured by the assets of PQH Wireless that existed on the date of closing. The promissory note issued to Charles Payne accrues interest at the annual rate of 7%, and the promissory notes issued to each of Mark Houlton and John Quandahl accrue interest at the annual rate of 10%. We are required to make monthly interest-only payments on the outstanding balances of the notes for the first 2 years, and thereafter to make monthly principal and interest payments in an amount sufficient to fully amortize the remaining balances over the remaining term of the notes. The notes mature and, together with all accrued but unpaid interest thereon, become fully due and payable on October 1, 2011. Nevertheless, we have an unwritten agreement with Messrs. Houlton and Quandahl to pay interest only on their promissory notes until their notes mature.

The Stock Purchase Agreement contained customary representations, warranties and covenants, including indemnification obligations relating to those representations, warranties and covenants that survive until October 15, 2010.

Mark Houlton was then and remains a director of the Company and John Quandahl was then and remains the Company’s Chief Operating Officer. Because each of these individuals were stockholders of PQH Wireless, each had a direct material financial interest in PQH Wireless. The ownership of Messrs. Houlton and Quandahl in PQH Wireless and the material terms and conditions of the Stock Purchase Agreement were disclosed to the full Board of Directors and the disinterested members of the audit committee of our Board of Directors, which approved the Stock Purchase Agreement and the transactions contemplated thereby consistent with the Company’s policy pertaining to related-party transactions and as permitted under the Minnesota Business Corporation Act for approving transactions involving a conflict of interest.

PQH Wireless was formed approximately two years ago and at the acquisition date owned and operated 11 Cricket stores at locations in Missouri, Nebraska and Texas, as an authorized seller of Cricket cellular phones.

DIRECTOR INDEPENDENCE

The Company does not have a standing nominating committee. Instead, the entire Board of Directors shares the responsibility of identifying potential director-nominees to serve on the Board of Directors.

The Board of Directors does have a standing compensation committee and audit committee. The compensation committee is composed of Messrs. Mandel and Houlton, with Mr. Houlton serving as the chairperson. The audit committee is composed of Messrs. Mandel and Houlton, with Mr. Mandel serving as the chairperson. Each committee formerly had a third director serving on it, but that director (John H. Klaasen IV) resigned in March 2009. The Board of Directors has determined that Mr. Mandel is “independent,” as such term is defined in Section 5606(a)(2) and 5605(c)(2)(A) of National Association of Securities Dealers’ listing standards.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below are the aggregate fees billed by our principal independent registered public accounting firm for the fiscal years indicated:

	2008	2007
Audit Fees	$338,993	$312,825
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$338,993	$312,825

Audit Fees. The fees identified under this caption were for professional services rendered by Lurie Besikof Lapidus & Company, LLP for years ended 2008 and 2007 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified. The 2008 fees include services related to finalizing the 2007 audit and filing of the Form 10-K.

Audit-Related Fees. The fees identified under this caption were for assurance and related services that were related to the performance of the audit or review of our financial statements and were not reported under the caption “Audit Fees.” This category may include fees related to the performance of audits and attestation services not required by statute or regulations, and accounting consultations about the application of generally accepted accounting principles to proposed transactions.

Tax Fees. The fees identified under this caption were for tax compliance, tax planning, tax advice and corporate tax services. Corporate tax services encompass a variety of permissible services, including technical tax advice related to tax matters; assistance with withholding-tax matters; assistance with state and local taxes; preparation of reports to comply with local tax authority transfer pricing documentation requirements; and assistance with tax audits.

Approval Policy. Our entire Board of Directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in years ended 2007 and 2008 were pre-approved by the Board of Directors.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

EXHIBITS

Exhibit No.	Description
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

2.3
Stock Purchase Agreement with PQH Wireless, Inc., John Quandahl, Mark Houlton  and Charles Payne, dated October 15, 2008 (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-1/A filed with the SEC on November 24, 2008).

2.4
Asset Purchase Agreement with Dean Salem and VZ Wireless, LLC dated January 14, 2009 (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on January 21, 2009).

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

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on June 23, 2008).

3.7	Amendment to Articles of Incorporation, filed with the Minnesota Secretary of State on July 29, 2008 (incorporated by reference to the registrant’s current report on Form 8-K filed on July 29, 2008).

10.1	Common Stock Purchase Warrant issued to Lantern Advisers, LLC, on November 29, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s annual report on Form 10-K filed on April 7, 2008).

10.2	2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K filed on April 7, 2008).

10.3
Form of Subscription Agreement entered into with purchasers of common stock on or about December 31, 2007 (incorporated by reference to Exhibit 10.4 to the registrant’s annual report on Form 10-K filed on April 7, 2008).

10.4
Term Promissory Note in principal amount of $500,000 in favor of Charles Payne (incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-1/A filed with the SEC on November 24, 2008).

10.5
Term Promissory Note in principal amount of $1,000,000 in favor of John Quandahl (incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-1/A filed with the SEC on November 24, 2008).

10.6
Term Promissory Note in principal amount of $1,000,000 in favor of Mark Houlton (incorporated by reference to Exhibit 10.8 to the registrant’s registration statement on Form S-1/A filed with the SEC on November 24, 2008).

10.7
Form of Security Agreement with Charles Payne, John Quandahl and Mark Houlton (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-1/A filed with the SEC on November 24, 2008).

10.8	Business Loan Agreement with Banco Popular, NA, dated as of (filed herewith).

10.9	Redemption Agreement with Christopher Larson and National Cash & Credit, LLC, dated December 31, 2008 (filed herewith).

10.10	Settlement Agreement with Christopher D. Larson, National Cash & Credit, LLC, Wyoming Financial Lenders, Inc., WERCS, Inc. and John Quandahl dated as of May 1, 2009 (filed herewith).

21	List of Subsidiaries (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Capital Resources, Inc.

/s/ John Quandahl	5/4/09
John Quandahl

Chief Executive Officer and
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Quandahl	5/4/09	/s/ Robert W. Moberly	5/4/09
John Quandahl, Director,		Robert W. Moberly, Director
Chief Executive Officer, Chief Operating Officer and		(Chairman)
Interim Chief Financial Officer
(principal executive officer and principal financial		/s/ Mark Houlton	5/4/09
officer)		Mark Houlton, Director

		/s/ James Mandel	5/4/09
James Mandel, Director