Form 10-Q
period 2009-03-31
WESTERN CAPITAL RESOURCES, INC.
filed 2009-05-20
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009 or

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

Yes ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 13, 2009, the registrant had outstanding 7,996,007 shares of common stock, no par value per share.

Western Capital Resources, Inc.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONTENTS

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$1,839,959	$3,358,547
Loans receivable (less allowance for losses of $1,206,000 and $1,413,000)	3,875,401	4,889,940
Inventory	392,023	198,430
Prepaid expenses and other	618,383	247,318
Deferred income taxes	480,000	558,000
TOTAL CURRENT ASSETS	7,205,766	9,252,235

PROPERTY AND EQUIPMENT	1,078,597	815,980

GOODWILL	11,458,744	10,253,744

INTANGIBLE ASSETS	1,412,783	756,849

OTHER	83,295	133,831

TOTAL ASSETS	$21,239,185	$21,212,639

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,271,687	$998,653
Note payable – short-term	2,000,000	2,100,000
Deferred revenue	240,867	319,543
TOTAL CURRENT LIABILITIES	3,512,554	3,418,196

LONG-TERM LIABILITIES
Notes payable – long-term	2,474,883	2,500,000
Deferred income taxes	93,000	64,000
TOTAL LONG-TERM LIABILITIES	2,567,883	2,564,000
TOTAL LIABILITES	6,080,437	5,982,196

SHAREHOLDERS' EQUITY
Series A convertible preferred stock 10% cumulative dividends, $0.01 par value, $2.10 stated value, 10,000,000 shares authorized, issued and outstanding	100,000	100,000
Common stock, no par value, 240,000,000 shares authorized, 7,996,007 and 7,598,354 shares issued and outstanding	-	-
Additional paid-in capital	18,478,337	18,478,337
Retained deficit	(3,419,589)	(3,347,894)
TOTAL SHAREHOLDERS’ EQUITY	15,158,748	15,230,443

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,239,185	$21,212,639

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
REVENUES
Payday loan fees	$2,517,810	$2,203,980
Phones and accessories	1,664,180	168,351
Check cashing fees	267,299	346,091
Other income and fees	317,998	61,969
	4,767,287	2,780,391

STORE EXPENSES
Salaries and benefits	1,220,032	734,689
Provision for loan losses	329,469	341,270
Phones and accessories cost of sales	802,229	106,876
Occupancy	337,517	193,054
Advertising	150,713	85,526
Depreciation	57,589	26,955
Amortization of intangible assets	177,066	101,724
Other	531,868	332,465
	3,606,483	1,922,559

INCOME FROM STORES	1,160,804	857,832

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	344,754	300,291
Depreciation	4,786	9,796
Interest expense	81,796	-
Other	351,163	670,616
	782,499	980,703

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	378,305	(122,871)

INCOME TAX EXPENSE (BENEFIT)	150,000	(30,100)

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	228,305	(92,771)

DISCONTINUED OPERATIONS Loss from discontinued operations, net of $1,600 income tax benefit in 2008	-	(2,658)

NET INCOME (LOSS)	228,305	(95,429)

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS (assumes all paid including for 2009)	(525,000)	(525,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(296,695)	$(620,429)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED
Continuing operations	$(0.04)	$(0.08)
Discontinued operations	0.00	0.00
Net loss per common share	$(0.04)	$(0.08)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING -
Basic and diluted	7,779,507	8,150,208

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
OPERATING ACTIVITIES
Net income (loss)	$228,305	$(95,429)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	62,374	42,409
Amortization	177,066	116,778
Deferred income taxes	107,000	236,000
Changes in operating assets and liabilities
Loans receivable	1,014,539	721,390
Inventory	(193,593)	-
Prepaid expenses and other assets	(320,529)	(192,907)
Accounts payable and accrued liabilities	273,034	(1,856,236)
Deferred revenue	(78,676)	(11,838)
Net cash provided (used) by operating activities	1,269,520	(1,039,833)

INVESTING ACTIVITIES
Purchases of property and equipment	(184,991)	(42,060)
Acquisition of stores, net of cash acquired	(2,178,000)	(351,900)
Net cash used by investing activities	(2,362,991)	(393,960)

FINANCING ACTIVITIES
Payments on note payable - short-term	(100,000)	-
Payments on notes payable - long-term	(25,117)	-
Collections on subscription receivable	-	4,437,050
Dividends	(300,000)	-
Net cash provided (used) by financing activities	(425,117)	4,437,050

NET INCREASE (DECREASE) IN CASH	(1,518,588)	3,003,257

CASH
Beginning of period	3,358,547	984,625
End of period	1,839,959	3,987,882
Less: Cash of discontinued operations	-	(151,909)
End of period, continuing operations	$1,839,959	$3,835,973

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$125,000	$-
Interest paid	79,085	-

Noncash investing and financing activities:
Dividend accrued	$-	$525,000
Stock issued for store acquisition	-	1,337,869
400,000 warrants exercised and 2,347 shares redeemed for a cashless exercise	-	-

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2008. The condensed consolidated balance sheet at December 31, 2008, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

Western Capital Resources, Inc. (WCR) formerly URON Inc. (URON) through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL), and PQH Wireless, Inc. (PQH), collectively referred to as the Company, provides retail financial services and retail cellular phone sales to individuals primarily in the Midwestern United States.  As of March 31, 2009, the Company operated 85 stores in 14 states (Nebraska, Wyoming, Utah, Iowa, North Dakota, South Dakota, Kansas, Wisconsin, Montana, Colorado, Texas, Missouri, Indiana and Illinois).   The consolidated financial statements include the accounts of WCR, WFL, and PQH. All significant intercompany balances and transactions have been eliminated in consolidation.

In addition, we have updated our financial statements to classify the results of operations for NCC and STEN Corporation which were sold on December 31, 2008, as discontinued operations.

The Company, through its “payday” division, provides non-recourse cash advance loans, check cashing and other money services.  As of March 31, 2009, 55 of the retail locations were payday stores.  Our loans and other services are subject to federal, state and local regulations.  The short-term consumer loans, known as cash advance loans or “payday” loans, are in amounts that typically range from $200 to $500. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s personal check for the aggregate amount of the cash advanced plus a fee. The fee varies from state to state, based on applicable regulations, and generally ranges from $15 to $22 per each $100 borrowed. To repay the cash advance loans, customers may pay with cash, in which their personal check is returned to them, or allow their check to be presented to the bank for collection.

The Company also provides other ancillary consumer financial products and services that are complementary to its cash advance-lending business, such as check-cashing services, money transfers and money orders.  In our check cashing business, we primarily cash payroll checks, but we also cash government assistance, tax refund and insurance checks or drafts. Our fees for cashing payroll checks average approximately 2.5% of the face amount of the check, subject to local market conditions, and this fee is deducted from the cash given to the customer for the check. We display our check cashing fees in full view of our customers on a menu board in each store and provide a detailed receipt for each transaction. Although we have established guidelines for approving check-cashing transactions, we have no preset limit on the size of the checks we will cash.

Our loans and other related services are subject to state regulations (which vary from state to state), federal regulations and local regulations, where applicable.

The Company, through its Cricket Wireless Retail division, is a dealer for Cricket Wireless, Inc., reselling cellular phones and accessories and accepting service payments from Cricket customers. Of the 85 locations at March 31, 2009, 30 were Cricket cellular phone resellers.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Significant management estimates relate to the allowance for loans receivable, allocation of and carrying value of goodwill and intangible assets, and deferred taxes and tax uncertainties.

Revenue Recognition

The Company recognizes fees on cash advance loans on a constant-yield basis ratably over the loans’ terms. Title loan fees are recognized using the interest method.  The Company records revenue from check cashing fees, sales of  phones, and accessories and fees from all other services in the period in which the sale or service is completed.

Loans Receivable / Loan Loss Allowance

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

Included in loans receivable are cash advance loans that are currently due or past due and cash advance loans that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.  Cash advance loans are carried at cost less the allowance for doubtful accounts.  The Company does not specifically reserve for any individual cash advance loan.  The Company aggregates cash advance loans for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.  As a result of the Company’s collection efforts, it historically writes off approximately 45% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximately percentages: 1 to 30 days – 45%; 31 to 60 days – 67%; 61 to 90 days – 84%; 91 to 120 days – 92%; and 121 to 180 days – 94%.  All returned items are charged-off after 180 days, as collections after that date have not been significant.  The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

A rollforward of the Company’s loans receivable allowance for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009	2008

Loans receivable allowance, beginning of period	$1,413,000	$976,000
Provision for loan losses charged to expense	329,469	341,270
Charge-offs, net	(536,469)	(351,270)
Loans receivable allowance, end of period	$1,206,000	$966,000

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted net loss per common share is computed by dividing the net loss available to common shareholders by the sum of the weighted average number of common shares outstanding plus potentially dilutive common share equivalents (stock options, stock warrants, convertible preferred shares) when dilutive. Potentially dilutive securities Series A Convertible Preferred Stock (10,000,000) was anti-dilutive and therefore excluded from the dilutive net loss per share computation for 2009.  Series A Convertible Preferred Stock (10,000,000) and stock warrants, exercised in 2009, (400,000) were anti-dilutive and therefore excluded for 2008.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The Company adopted FSP EITF 03-6-1 with no material effect on earnings per share.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161), which requires enhanced disclosures about an entity's derivative and hedging activities. The effective date of SFAS 161 is the Company's fiscal year beginning January 1, 2009. The Company adopted SFAS 161 with no material effect on its consolidated financial statement disclosures.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  SFAS 141R expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations.  SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The Company adopted SFAS 141R with no material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interest and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS No. 160 with no material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS 157 establishes a common definition for fair value to be applied to generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on January 1, 2008 with no impact on its consolidated financial statements.  The FASB delayed the effective date to first quarter 2009 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis, in accordance with FASB Staff Position 157-2, Effective Date of FASB 157, (FSP 157-2). Non-financial assets include fair value measurements associated with business acquisitions and impairment testing of tangible and intangible assets. The Company adopted the provisions of FSP 157-2 with no material effect on its consolidated financial statements.

In June 2008, the FASB's Emerging Issues Task Force updated EITF No 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock. This abstract provided guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. The Company has considered EITF No. 07-5 and determined that it has no material effect on its consolidated financial statements.

2.	Acquisitions –

Acquisition of Cricket Wireless Stores in Missouri and Indiana

On January 14, 2009 PQH acquired for $1,828,000 in cash 12 existing Cricket Wireless Stores in an asset purchase from VZ Wireless, LLC.  The stores are located in Kansas City, Missouri (4 stores), St. Louis, Missouri (7 stores) and Cahokia, Illinois (1 store).

In February 2009, PQH acquired the authorization for seven locations in Northern Indiana for $300,000 in cash plus sellers’ expenses, not to exceed $50,000, and in March 2009, PQH launched eight new Cricket Wireless stores in Indiana.

Under the purchase method of accounting the assets and liabilities of the aforementioned acquisitions were recorded at their respective fair values as of the purchase date as follows:

Estimated Fair Value

Property and equipment	$140,000
Intangible assets	833,000
Goodwill	1,205,000

$2,178,000

The results of the operations for the acquired locations have been included in the condensed consolidated financial statements since the date of the acquisitions. The following table presents the unaudited pro forma results of continuing operations for the three months ended March 31, 2009 and 2008, as if the retained acquisitions had been consummated at the beginning of each period presented and excluding the operating results of NCC and STEN (sold December 31, 2008). The pro forma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the year presented or the results which may occur in the future.

	Three Months Ended March 31,
	2009	2008

Pro forma revenue	$4,988,000	$4,824,000
Pro forma net income	241,500	87,000
Pro forma net loss per common share - basic and diluted	(. 04)	(.05)

3.	Segment Information –

The Company has grouped its operations into two segments – Payday Operations and Cricket Wireless Retail Operations. The Payday Operations segment provides financial and ancillary services (Note 1). The Cricket Wireless Retail Operations segment originated in October 2008 and is a dealer for Cricket Wireless, Inc., reselling cellular phones and accessories and serving as a payment center for Cricket customers.  For 2008, there was only one operating segment which was payday.

Segment information related to the quarter ended March 31, 2009 follows:

	Payday	Cricket Wireless	Total
Revenues from external customers	$2,843,365	$1,923,922	$4,767,287
Net income (loss)	287,785	(59,480)	228,305
Total segment assets	15,249,449	5,989,736	21,239,185

4.	Shareholders’ Equity –

During the three months ended March 31, 2009, 400,000 warrants were exercised at an exercise price of $.01 per share and in a related transaction, the Company redeemed 2,347 shares in payment of the exercise price, for a net issue of 397,653 shares.

5.	Risks Inherent in the Operating Environment –

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

The Federal Trade Commission has issued an FTC Consumer Alert (Federal Trade Commission, March 2008, Consumer Alert entitled “Payday Loans Equal Very Costly Cash: Consumers Urged to Consider the Alternatives”) that discourages consumers from obtaining payday loans such as the loans we offer, primarily on the basis that the types of loans we offer are very costly and consumers should consider alternatives to accepting a payday loan. For further information, you may obtain a copy of the alert at www.ftc.gov/bcp/edu/pubs/consumer/alerts. As noted above, the federal government has passed legislation, the 2007 Military Authorization Act, prohibiting us from offering or making our loans to members of the military when the interest and fees calculated as an annual percentage rate exceed 36%. This limitation effectively prohibits us from utilizing our present business model for cash advance or “payday” lending when dealing with members of the U.S. military, and as a result we do not and do not plan to conduct payday lending business with U.S. military personnel. These facts evidence the widespread belief that our charges relating to our loans are too expensive to be good for consumers. Some consumer advocates and others have characterized payday lending as “predatory.” As a result, there are frequently attempts in the various state legislatures, and occasionally in the U.S. Congress, to limit, restrict or prohibit payday lending.

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

For the three months ended March 31, 2009 and 2008, the Company had significant revenues by state (shown as a percentage of applicable division’s revenue) as follows:

Payday Division			Cricket Wireless Division
	2009 % of Revenues	2008 % of Revenues		2009 % of Revenues
Nebraska	29%	28%	Missouri	53%
Wyoming	14%	10%	Nebraska	14%
North Dakota	14%	* %	Texas	13%
Iowa	11%	12%	Indiana	10%

* below 10%

6.	Dividend Declaration and Payment –

In April 2009, the Board of Directors of the Company approved the remaining payment of the fourth quarter 2008 dividend on the Company's Series A Convertible Preferred Stock in the amount of $225,000.

7.	Other Expense –

A breakout of other expense is as follows:

	Three Months Ended March 31,
	2009	2008

Store expenses
Collection costs	$76,203	$63,134
Repairs & maintenance	46,043	34,425
Supplies	88,326	29,323
Telephone and utilities	132,560	68,446
Other	188,736	137,137
	$531,868	$332,465

General & administrative expenses
Professional fees	$251,035	$593,154
Other	100,128	77,462
	$351,163	$670,616

8.         Subsequent Events-

Dividend Declaration

On April 27, 2009, the Board of Directors of the Company declared $200,000 of the first quarter 2009 dividends on the Company’s Series A Convertible Preferred Stock. These amounts have not yet been paid.

Settlement Agreement with former Chief Executive Officer

On May 1, 2009, the Company entered into a settlement agreement with its former Chief Executive Officer to settle certain disputes. In addition, the settlement agreement required the former Chief Executive Officer to place all 550,000 shares of his common stock of the Company into an escrow arrangement that will result in either complete redemption of those shares or the release or those shares back to him under certain circumstances.

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described in the “Risk Factors” section of our most recent Annual Report on Form 10-K for fiscal 2008.

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

General Overview

We provide (through Wyoming Financial Lenders, Inc.) retail financial services to individuals primarily in the midwestern and southwestern United States. These services include non-recourse cash advance loans, check cashing and other money services. At the close of business on March 31, 2009 and as of the date of this report, we owned and operated 55 stores in 10 states (Colorado, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming).

We provide short-term consumer loans—known as “payday” or “cash advance” loans—in amounts that typically range from $200 to $500. Payday loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s post-dated personal check for the aggregate amount of the cash advanced, plus a fee. The fee varies from state to state, based on applicable regulations, and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed. To repay a payday loan, a customer may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection. All of our payday loans and other services are subject to state regulations (which vary from state to state), federal regulations and local regulation, where applicable.

In October 2008, we began operating Cricket Wireless retail stores as an authorized dealer of Cricket Wireless products and services. Authorized dealers are permitted to sell the Cricket line and generally locate their store operations in areas with a strong potential customer base where Cricket does not maintain a corporate storefront. These locations are generally within the urban core or surrounding areas of a community. We are an authorized premier Cricket dealer, and as such, we are only permitted to sell the Cricket line of prepaid cellular phones at our Cricket retail stores. At the close of business on March 31, 2009 we owned and operated 30 stores in six states (Illinois, Indiana, Kansas, Missouri, Nebraska, and Texas).

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

With respect to our cost structure, salaries and benefits are one of our largest costs and are driven primarily by the addition of branches throughout the year. Our provision for losses is also a significant expense. If a customer’s check is returned by the bank as uncollected (NSF or account closed), we make an immediate charge-off to the provision for losses for the amount of the customer’s loan, which includes accrued fees and interest. Any recoveries on amounts previously charged off are recorded as a reduction to the provision for losses in the period recovered. We have experienced seasonality in our operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

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

The growth of the payday loan industry has followed, and continues to be significantly affected by, payday lending legislation and regulation in the various states and nationally. We monitor and evaluate legislative and regulatory initiatives in each of the states and nationally, and are involved with the efforts of the various industry lobbying efforts. To the extent that states enact legislation or regulations that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business could be adversely affected. In Nebraska, legislation was recently introduced (and subsequently defeated) to ban all cash advance or payday loans in Nebraska. Despite the defeat of this legislation, since we derived approximately 29% of our 2008 total payday lending revenues in Nebraska, any subsequent attempts to pass similar legislation in Nebraska, or other legislation that would restrict our ability to make cash advance loans in Nebraska, would pose significant risks to our business.

In addition to expanding our geographic reach, our strategic expansion plans also involve the expansion and diversification of our product and service offerings. For this reason, we have focused a significant amount of time and attention on the development of our Cricket Wireless retail stores. We believe that successful expansion, both geographically and product- and service-wise, will help to mitigate the regulatory and economic risk inherent in our business by making us less reliant on (i) payday lending alone and (ii) any particular aspect of our business that is concentrated geographically.

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

Loan Receivable/Loan Loss Allowance

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

Included in loans receivable are cash advance loans that are currently due or past due and cash advance loans that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.  Cash advance loans are carried at cost less the allowance for doubtful accounts.  The Company does not specifically reserve for any individual cash advance loan.  The Company aggregates cash advance loans for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.  As a result of the Company’s collection efforts, it historically writes off approximately 45% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximately percentages: 1 to 30 days – 45%; 31 to 60 days – 67%; 61 to 90 days – 84%; 91 to 120 days – 92%; and 121 to 180 days – 94%.  All returned items are charged-off after 180 days, as collections after that date have not been significant.  The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

A rollforward of the Company’s loans receivable allowance for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009	2008

Loans receivable allowance, beginning of period	$1,413,000	$976,000
Provision for loan losses charged to expense	329,469	341,270
Charge-offs, net	(536,469)	(351,270)
Loans receivable allowance, end of period	$1,206,000	$966,000

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

Results of Operations - Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

For the three month period ended March 31, 2009, net income was $228,305 compared to net loss from continuing operations of $92,771 for the three months ended March 31, 2008. During the three months ended March 31, 2009, income from continuing operations before income taxes was $378,305 compared to loss before income taxes of $122,871 for the three months ended March 31, 2008. The major components of each of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense from continuing operations are discussed below.

Revenues

Revenues totaled $4.77 million for the three months ended March 31, 2009 compared to $2.78 million for the three months ended March 31, 2008. This increase resulted from the increase in the number of Cricket Wireless stores operating during the 2009 interim period. During the three month period ended March 31, 2009, we originated approximately $16.6 million in cash advance loans compared to $15.4 million during the 2008 interim period. Our average loan (including fee) totaled approximately $370 during the period ended March 31, 2009 versus $341 in the 2008 interim period. Our average fee rate for the three months ended March 31, 2009 was $54 compared to $50 for the 2008 interim period.  During the three month period ended March 31, 2009, we generated $1.66 million in phone and accessory sales compared to $.17 million for the three month period ended March 31, 2008.  The increase resulted from our stores acquired in the last quarter of fiscal 2008, that were operating in the three months ended March 31, 2009, and the Cricket Wireless stores we acquired and began operating during this interim period.

The following table summarizes our revenues for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
			(percentage of revenues)
Payday loan fees	$2,517,810	$2,203,980	52.8%	79.3%
Phones and accessories	1,664,180	168,351	34.9%	6.1%
Check cashing fees	267,299	346,091	5.6%	12.4%
Other income and fees	317,998	61,969	6.7%	2.2%
Total	$4,767,287	$2,780,391	100%	100%

Store Expenses

Total expenses associated with store operations for the three months ended March 31, 2009 were $3.61 million compared to $1.92 million for the three months ended March 31, 2008. The most significant components of these expenses were salaries and benefits, provisions for loan losses, Cricket costs of sales, occupancy costs, advertising expenses, depreciation of store equipment, amortization of intangible assets and other expenses associated with store operations.

Our most significant increases in store expenses from the two interim periods related to salaries and benefits for our store employees, phone and accessories cost of sales, costs of occupancy and advertising. Our phone and accessories costs of sales and advertising costs increased significantly in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to our acquisition of several Cricket Wireless stores.  A discussion of the various components of our store expenses for the three months ended March 31, 2009 appears below.

Salaries and Benefits. Payroll and related costs at the store level were $1.22 million compared to $.73 million for the periods ended March 31, 2009 and 2008, respectively. Increased salaries and benefits expense resulted from of our addition of several store locations. We expect that, with anticipated continued store growth, these salaries and benefits expenses will continue to increase.

Provisions for Loan Losses. For the three months ended March 31, 2009 our provisions for loan losses were $329,000 compared to $341,000 for the three months ended March 31, 2008. Our provisions for loan losses represented approximately 13.1% and 15.5% of our loan fee revenue for the three months ended March 31, 2009 and 2008, respectively. Despite a slight decrease in our provision for loan losses as a percentage of revenue during the three months ended March 31, 2009 compared to the same period in 2008, we do not foresee any certain end to the current economic downturn and as a result we expect higher loan losses during fiscal 2009 than those we experienced during 2008.

Phone and Accessories Cost of Sales.  The increase in our Cricket Wireless phone service segment revenues resulted in corresponding increase in costs of sales.  For the three months ended March 31, 2009, our costs of sales were $.80 million compared to $.11 million for the same period in 2008.  At March 31, 2009, we had 30 Cricket Wireless stores compared to two at March 31, 2008.

Occupancy. Occupancy expenses, comprised mainly of store leases, were $338,000 for the three months ended March 31, 2009 versus $193,000 for the three months ended March 31, 2008. The increase in our occupancy expenses relates to our acquisitions and operation of more stores during the most recent three-month period. In general, as we pursue a growth by small acquisitions strategy, we expect this trend to continue for the foreseeable future.

Advertising. Advertising and marketing expenses were $151,000 during the three-month period ended March 31, 2009 as compared to $86,000 during the three-month period ended March 31, 2008. In general, we expect that our marketing and advertising expenses for fiscal 2009 will increase overall, as compared to fiscal 2008, if we are successful in implementing our acquisition strategy during the year.

Depreciation. Depreciation, relating to store equipment and capital expenditures for stores, increased to $57,600 for the three months ended March 31, 2009 from $27,000 for the three months ended March 31, 2008.  The increase in depreciation was due to our Cricket Wireless store acquisitions.

Amortization of Intangible Assets. Amortization of intangible assets increased to$177,000 for the three months ended March 31, 2009 from $102,000 for the three months ended March 31, 2008 due to the recent Cricket Wireless acquisition.  .

Other. Other expenses were $532,000 for the three months ended March 31, 2009 versus $332,000 for the three months ended March 31, 2008 primarily due to higher costs associated with operating a greater number of stores on a year over year basis.

General and Administrative Expenses

Total general and administrative costs for the three months ended March 31, 2009 were $782,000 compared to $981,000 for the period ended March 31, 2008. For the three-month period ended March 31, 2009, the major components of these costs were salaries and benefits for our executive management, interest expense, and utilities, office supplies and other minor costs, professional fees for accounting and legal services (collectively grouped as “other” costs). A discussion of the various components of our general and administrative costs for the three months ended March 31, 2009 and 2008 appears below:

Salaries and Benefits. Salaries and benefits expenses for the three months ended March 31, 2009 were $345,000, a $45,000 increase from the $300,000 in such expenses during period ended March 31, 2008. The increase resulted from recent store acquisition and development costs.

Depreciation. Depreciation for the period ended March 31, 2009 compared to March 31, 2008 was $4,800 and $10,000, respectively. Depreciation relates primarily to equipment and capital improvements at the Company’s corporate headquarters.

Interest.  Interest expenses for the three months ended March 31, 2009 was $82,000 compared to $0 for the three months ended March 31, 2008 and resulted from the Company’s use of its revolving line of credit and issuance of notes payable for store acquisitions.

Other General and Administrative Expenses. Other general and administrative expenses, which includes professional fees for accounting and legal services, utilities, office supplies, collection costs and other minor costs associated with corporate headquarters activities, aggregated to $351,000 for the three months ended March 31, 2009 versus $671,000 for the three months ended March 31, 2008. The significant decrease in these expenses is attributable to higher professional and failed acquisition related fees in 2008.  We expect professional fees to increase throughout the first half of 2009 as costs related to our recent restatement have not been totally incurred.

Income Tax Expense

Income tax expense for the period ended March 31, 2009 was $150,000 compared to income tax benefit of $30,100 for the period ended March 31, 2008, which resulted because our income before taxes for the 2009 period was $393,305 compared to a net loss before taxes for the 2008 period of $123,000.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three Months Ended March 31,
	2009	2008

Cash flows provided (used) by :
Operating activities	$1,269,520	$(1,039,833)
Investing activities	(2,362,991)	(393,960)
Financing activities	(425,117)	4,437,050
Net increase (decrease) in cash	(1,518,588)	3,003,257
Cash, beginning of period	3,358,547	984,625
Cash, end of period	$1,839,959	$3,987,882

At March 31, 2009, we had cash of $1.84 million compared to cash of $3.99 million on March 31, 2008. The decrease results mainly from failed payday acquisitions and our Cricket Wireless store acquisitions.  For fiscal year 2009, we believe that our available cash, combined with expected cash flows from operations, will be sufficient to fund our liquidity and capital expenditure requirements during fiscal 2009. Our expected short-term uses of cash include funding of operating activities, anticipated increases in payday loans, dividend payments on our Series A preferred stock (to the extent approved by the Board of Directors), and the financing of expansion activities, including new store openings and store acquisitions.

Banco Popular Line of Credit

On November 13, 2008, Wyoming Financial Lenders, Inc. entered into a Business Loan Agreement and associated agreements with Banco Popular North America, located in Rosemont, Illinois, for a one-year revolving line of credit in an amount of up to $2,000,000.  Among other things, a default occurs under the Business Loan Agreement in the event of any breach thereunder by Wyoming Financial Lenders.  In the event of any default, Banco Popular may accelerate all amounts due subject to a ten-day right to cure applicable in certain circumstances.  All accrued and unpaid interest, together with all outstanding principal, will be due on October 30, 2009.

We notified Banco Popular in April 2009 about our inability to deliver certain financial information in a timely manner as required under the Business Loan Agreement, due primarily from our need to restate our financial statements for the year ended December 31, 2007 and the subsequent interim periods ending September 30, 2008.  On April 30, 2009, Banco Popular furnished us with their written waiver of covenants related to our failure to timely deliver such information; thus, at this time there is no adverse impact upon our revolving credit line.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On March 31, 2009, our Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)), and concluded that, based on the reasons described below, as of the end of the fiscal quarter covered by this report, and in conjunction with remedial actions put in place during the first quarter of 2009 as a result of our recent restatement, internal investigation and other control weaknesses within our financial reporting process and more fully described in Item 9A(T) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, our disclosure controls and procedures were not effective and designed to ensure that material information relating to the Company and our consolidated subsidiaries would be made known to them by others within the Company.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls, except that, during the fiscal quarter covered by this report, we were still in the process of integrating the PQH Wireless, Inc. acquisition from the last fiscal quarter of 2008 and our additional Cricket Wireless store acquisitions completed during the fiscal quarter covered by this report and were incorporating these operations as part of our internal controls.  For purposes of this evaluation, the impact of these acquisitions on our internal controls over financial reporting was excluded.

In our Annual Report on Form 10-K for the year ended December 31, 2008, we identified material weaknesses in internal control over financial reporting and identified a remediation plan.  Although we have made progress towards remediation, as of May 15, 2009, we were unable to conclude that the material weaknesses described above were remediated as of March 31, 2009.  See our Annual Report on Form 10-K for fiscal year ended December 31, 2008.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2009, Lantern Advisers exercised a warrant, on a cashless basis pursuant to net issue exercise provisions contained in the warrant, and acquired 397,325 shares of common stock.  The warrant had originally been issued on November 29, 2007 and had given Lantern Advisers the right to purchase up to 400,000 shares of common stock at the per-share price of $0.01.  Lantern Advisers is an accredited investor.  Accordingly, the issuance of shares upon the exercise of the warrant was exempt from the registration requirements of the Securities Act of 1933.

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

Dated: May 20, 2009	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer, Chief Operating Officer and Interim Chief Financial Officer