Form 10-Q
period 2009-06-30
WESTERN CAPITAL RESOURCES, INC.
filed 2009-08-14
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009 or

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 1, 2009, the registrant had outstanding 7,996,007 shares of common stock, no par value per share.

Western Capital Resources, Inc.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONTENTS

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$1,099,090	$3,358,547
Loans receivable (less allowance for losses of $1,071,000 and $1,413,000)	4,515,697	4,889,940
Inventory	376,038	198,430
Prepaid expenses and other	675,528	247,318
Deferred income taxes	427,000	558,000
TOTAL CURRENT ASSETS	7,093,353	9,252,235

PROPERTY AND EQUIPMENT	1,187,511	815,980

GOODWILL	11,458,744	10,253,744

INTANGIBLE ASSETS	1,233,119	756,849

OTHER	120,291	133,831

TOTAL ASSETS	$21,093,018	$21,212,639

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,247,738	$998,653
Note payable – short-term	2,033,000	2,100,000
Current portion long-term debt	159,758	-
Preferred dividend payable	525,000	-
Deferred revenue	283,720	319,543
TOTAL CURRENT LIABILITIES	4,249,216	3,418,196

LONG-TERM LIABILITIES
Notes payable – long-term	2,276,898	2,500,000
Deferred income taxes	102,000	64,000
TOTAL LONG-TERM LIABILITIES	2,378,898	2,564,000
TOTAL LIABILITES	6,628,114	5,982,196

SHAREHOLDERS' EQUITY
Series A convertible preferred stock 10% cumulative dividends, $0.01 par value, $2.10 stated value, 10,000,000 shares authorized, issued and outstanding	100,000	100,000
Common stock, no par value, 240,000,000 shares authorized, 7,996,007 and 7,598,354 shares issued and outstanding	-	-
Additional paid-in capital	18,478,337	18,478,337
Retained deficit	(4,113,433)	(3,347,894)
TOTAL SHAREHOLDERS’ EQUITY	14,464,904	15,230,443

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,093,018	$21,212,639

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
REVENUES
Payday loan fees	$2,539,685	$2,428,834	$5,057,495	$4,632,814
Phones and accessories	1,312,795	145,331	2,976,975	313,682
Check cashing fees	195,352	283,063	462,650	629,154
Other income and fees	406,267	42,986	724,265	104,955
	4,454,099	2,900,214	9,221,385	5,680,605

STORE EXPENSES
Salaries and benefits	1,358,330	753,302	2,578,364	1,487,991
Provisions for loan losses	359,036	410,532	688,504	751,802
Phones and accessories cost of sales	531,125	66,427	1,333,354	173,303
Occupancy	419,873	236,495	757,389	429,549
Advertising	106,114	92,519	256,825	178,045
Depreciation	67,619	31,102	125,207	58,057
Amortization of intangible assets	179,664	114,314	356,730	216,038
Other	585,084	336,289	1,116,948	668,754
	3,606,845	2,040,980	7,213,321	3,963,539

INCOME FROM STORES	847,254	859,234	2,008,064	1,717,066

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	290,290	315,349	635,044	615,640
Depreciation	4,676	7,180	9,462	16,976
Interest expense	82,310	-	164,106	-
Other	394,826	170,942	745,991	841,558
	772,102	493,471	1,554,603	1,474,174

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	75,152	365,763	453,461	242,892

INCOME TAX EXPENSE	19,000	146,000	169,000	115,900

NET INCOME BEFORE DISCONTINUED OPERATIONS	56,152	219,763	284,461	126,992

INCOME FROM DISCONTINUED OPERATIONS Net of $16,000 and $14,400 income tax expense in 2008	-	27,072	-	24,414

NET INCOME	56,152	246,835	284,461	151,406

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS (assumes all paid including for 2009)	(525,000)	(525,000)	(1,050,000)	(1,050,000)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(468,848)	$(278,165)	$(765,539)	$(898,594)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED
Continuing operations	(0.06)	(0.03)	(0.10)	(0.11)
Discontinued operations	-	-	-	-
Net loss per common share	(0.06)	(0.03)	(0.10)	(0.11)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING -
Basic and diluted	7,996,007	8,889,644	7,888,355	8,178,339

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC.
CONDENSED CONSOLIDATED CASH FLOW (Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

OPERATING ACTIVITIES
Net Income	$284,461	$151,406
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	134,669	98,121
Amortization	356,730	276,252
Deferred income taxes	169,000	241,000
Changes in operating assets and liabilities
Loans receivable	374,243	123,919
Inventory	(177,608)	-
Prepaid expenses and other assets	(414,670)	(44,289)
Accounts payable and accrued liabilities	249,085	(1,940,981)
Deferred revenue	(35,823)	20,840
Net cash provided (used) by operating activities	940,087	(1,073,732)

INVESTING ACTIVITIES
Purchase of property and equipment	(366,200)	(159,924)
Acquisition of stores	(2,178,000)	(351,900)
Net cash used by investing activities	(2,544,200)	(511,824)

FINANCING ACTIVITIES
Payments on note payable – short-term	(100,000)	-
Advances on line of credit	33,000	-
Payments on notes payable – long-term	(63,344)	-
Collections on subscription receivable	-	4,437,050
Cost of raising capital	-	(10,295)
Dividends	(525,000)	(525,000)
Net cash provided (used) by financing activities	(655,344)	3,901,755

NET INCREASE (DECREASE) IN CASH	(2,259,457)	2,316,199

CASH
Beginning of period	3,358,547	984,625
End of period	1,099,090	3,300,824
Less: Cash of discontinued operations	-	(102,642)
End of period, continuing operations	$1,099,090	$3,198,182

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$125,000	$-
Interest paid	164,106	-

Noncash investing and financing activities:
Dividend accrued	$525,000	$525,000
Stock issued for store acquisition	-	1,337,869

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2008. The condensed consolidated balance sheet at December 31, 2008, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

Western Capital Resources, Inc. (WCR) formerly URON Inc. (URON) through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL), and PQH Wireless, Inc. (PQH), collectively referred to as the “Company,” provides retail financial services and retail cellular phone sales to individuals primarily in the Midwestern United States.  As of June 30, 2009, the Company owned and 55 “payday” stores in 10 states (Colorado, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming) and 35 Cricket wireless retail stores in seven states (Illinois, Indiana, Kansas, Maryland, Missouri, Nebraska and Texas).   The consolidated financial statements include the accounts of WCR, WFL, and PQH. All significant intercompany balances and transactions have been eliminated in consolidation.

In addition, we have updated our financial statements to classify the results of operations for NCC and STEN Corporation which were sold on December 31, 2008, as discontinued operations.

The Company, through its “payday” division, provides non-recourse cash advance loans, check cashing and other money services.  As of June 30, 2009, 55 of the retail locations were payday stores.  Our loans and other services are subject to federal, state and local regulations.  The short-term consumer loans, known as cash advance loans or “payday” loans, are in amounts that typically range from $200 to $500. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s personal check for the aggregate amount of the cash advanced plus a fee. The fee varies from state to state, based on applicable regulations, and generally ranges from $15 to $22 per each $100 borrowed. To repay the cash advance loans, customers may pay with cash, in which their personal check is returned to them, or allow their check to be presented to the bank for collection.

The payday division also provides other ancillary consumer financial products and services that are complementary to its cash advance-lending business, such as check-cashing services, money transfers and money orders.  In our check cashing business, we primarily cash payroll checks, but we also cash government assistance, tax refund and insurance checks or drafts. Our fees for cashing payroll checks average approximately 2.5% of the face amount of the check, subject to local market conditions, and this fee is deducted from the cash given to the customer for the check. We display our check cashing fees in full view of our customers on a menu board in each store and provide a detailed receipt for each transaction. Although we have established guidelines for approving check-cashing transactions, we have no preset limit on the size of the checks we will cash.

Our loans and other related services are subject to state regulations (which vary from state to state), federal regulations and local regulations, where applicable.

The Company, through its Cricket Wireless Retail division, is a dealer for Cricket Wireless, Inc., reselling cellular phones and accessories and accepting service payments from Cricket customers. Of the 90 locations at June 30, 2009, 35 were Cricket cellular phone resellers.

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

Included in loans receivable are cash advance loans that are currently due or past due and cash advance loans that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.  Cash advance loans are carried at cost less the allowance for doubtful accounts.  The Company does not specifically reserve for any individual cash advance loan.  The Company aggregates cash advance loans for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.  As a result of the Company’s collection efforts, it historically writes off approximately 45% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximately percentages: 1 to 30 days – 45%; 31 to 60 days – 68%; 61 to 90 days – 84%; 91 to 120 days – 89%; and 121 to 180 days – 93%.  All returned items are charged-off after 180 days, as collections after that date have not been significant.  The loan loss allowance is reviewed quarterly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

A rollforward of the Company’s loans receivable allowance for the six months ended June 30, 2009 and 2008 is as follows:

	Six Months Ended June 30,
	2009	2008

Loans receivable allowance, beginning of period	$1,413,000	$976,000
Provision for loan losses charged to expense	689,000	752,000
Charge-offs, net	(1,031,000)	(795,000)
Loans receivable allowance, end of period	$1,071,000	$933,000

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted net loss per common share is computed by dividing the net loss available to common shareholders by the sum of the weighted average number of common shares outstanding plus potentially dilutive common share equivalents (stock options, stock warrants, convertible preferred shares) when dilutive. Potentially dilutive securities Series A Convertible Preferred Stock (10,000,000) were anti-dilutive and therefore excluded from the dilutive net loss per share computation for 2009.  Series A Convertible Preferred Stock (10,000,000) and stock warrants, exercised in 2009, (400,000) were anti-dilutive and therefore excluded for 2008.

Recent Accounting Pronouncements

In April 2009, FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), was issued to affirm the core principles of SFAS No. 157, Fair Value Measurement, and provide additional guidance in determining when observable transaction prices or quoted prices in markets that have become less active require significant adjustment to estimate fair value. FSP 157-4 supersedes FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  The Company has considered FSP 157-4 and determined that it has no material effect on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

During May 2009, the FASB issued Statement of Financial Standards No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date.  SFAS No. 165 defines two types of subsequent events, as follows:  the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.  The Company adopted SFAS 165 during the second quarter 2009 with no material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles.  This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative.  The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.  This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

2.	Acquisitions –

Acquisition of Cricket Wireless Stores in Missouri and Indiana

On January 14, 2009 PQH acquired for $1,828,000 in cash 12 existing Cricket Wireless Stores in an asset purchase from VZ Wireless, LLC.  The stores are located in Kansas City, Missouri (four stores), St. Louis, Missouri (seven stores) and Cahokia, Illinois (one store).

In February 2009 PQH acquired the authorization for seven locations in Northern Indiana for $300,000 in cash plus sellers’ expenses, not to exceed $50,000, and in March 2009, PQH launched eight new Cricket Wireless stores in Indiana.

Under the purchase method of accounting the assets and liabilities of the aforementioned acquisitions were recorded at their respective fair values as of the purchase date as follows:

Fair Value

Property and equipment	$140,000
Intangible assets	833,000
Goodwill	1,205,000

$2,178,000

The results of the operations for the acquired locations have been included in the condensed consolidated financial statements since the date of the acquisitions. The following table presents the unaudited pro forma results of continuing operations for the three and six months ended June 30, 2009 and 2008, as if the retained acquisitions had been consummated at the beginning of each period presented and excluding the operating results of NCC and STEN (sold December 31, 2008). The pro forma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the year presented or the results which may occur in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Pro forma revenue	$4,454,000	$4,236,000	$9,442,000	$9,060,000
Pro forma net income	56,200	385,700	297,700	472,700
Pro forma net loss per common share – basic and diluted	(0.06)	(0.02)	(0.10)	(0.07)

3.	Segment Information –

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

Segment information related to the three and six months ended June 30, 2009 follows:

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Payday	Cricket Wireless	Total	Payday	Cricket Wireless	Total

Revenues from external customers	$2,798,109	$1,655,990	$4,454,099	$5,641,473	$3,579,912	$9,221,385
Net income (loss)	250,956	(194,804)	56,152	538,741	(254,280)	284,461
Total segment assets	15,114,500	5,978,518	21,093,018	15,114,500	5,978,518	21,093,018

4.	Shareholders’ Equity –

During the six months ended June 30, 2009, 400,000 warrants were exercised at an exercise price of $.01 per share and in a related transaction, the Company redeemed 2,347 shares in payment of the exercise price, for a net issue of 397,653 shares.

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

For the six months ended June 30, 2009 and 2008, the Company had significant revenues by state (shown as a percentage of applicable division’s revenue) as follows:

Payday Division			Cricket Wireless Division
	2009 % of Revenues	2008 % of Revenues		2009 % of Revenues
Nebraska	28%	31%	Missouri	44%
Wyoming	14%	10%	Nebraska	13%
North Dakota	14%	12%	Texas	11%
Iowa	11%	12%	Indiana	22%

6.	Preferred Stock Dividend –

On April 15, 2009, the first quarter 2009 dividend on the Company's Series A Convertible Preferred Stock in the amount of $525,000 was due and payable. The dividends have not been paid.

7.	Other Expense –

A breakout of other expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Store expenses
Collection costs	$93,726	$64,539	$169,976	$127,673
Repairs & maintenance	45,004	38,879	91,047	73,304
Supplies	74,729	29,729	163,055	59,053
Telephone and utilities	130,471	66,228	263,034	134,163
Other	241,154	136,914	429,836	274,561
	$585,084	$336,289	$1,116,948	$668,754

General & administrative expenses
Professional fees	$311,192	$96,218	$552,337	$689,372
Other	83,634	74,724	193,654	152,186
	$394,826	$170,942	$745,991	$841,558

8.	Settlement Agreement with former Chief Executive Officer –

On May 1, 2009, the Company entered into a settlement agreement with its former Chief Executive Officer to settle certain disputes. In addition, the settlement agreement required the former Chief Executive Officer to place all 550,000 shares of Company common stock outstanding in his name into an escrow arrangement that will result in either complete redemption of those shares or the release or those shares back to him under certain circumstances.

9.	Subsequent Event –

We evaluated all events or transactions that occurred after June 30, 2009 up through August 14, 2009, the date we issued these financial statements. During this period we did not have any material subsequent events that impacted our financial statements.

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

General Overview

We provide (through Wyoming Financial Lenders, Inc.) retail financial services to individuals primarily in the midwestern and southwestern United States. These services include non-recourse cash advance loans, check cashing and other money services. At the close of business on June 30, 2009 and as of the date of this report, we owned and operated 55 stores in 10 states (Colorado, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming).

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

In October 2008, we began operating Cricket Wireless retail stores as an authorized dealer of Cricket Wireless products and services. Authorized dealers are permitted to sell the Cricket line and generally locate their store operations in areas with a strong potential customer base where Cricket does not maintain a corporate storefront. These locations are generally within the urban core or surrounding areas of a community. We are an authorized premier Cricket dealer, and as such, we are only permitted to sell the Cricket line of prepaid cellular phones at our Cricket retail stores. At the close of business on June 30, 2009 we owned and operated 35 stores in seven states (Illinois, Indiana, Kansas, Maryland, Missouri, Nebraska, and Texas).

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

Included in loans receivable are cash advance loans that are currently due or past due and cash advance loans that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.  Cash advance loans are carried at cost less the allowance for doubtful accounts.  The Company does not specifically reserve for any individual cash advance loan.  The Company aggregates cash advance loans for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.  As a result of the Company’s collection efforts, it historically writes off approximately 45% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximately percentages: 1 to 30 days – 45%; 31 to 60 days – 68%; 61 to 90 days – 84%; 91 to 120 days – 89%; and 121 to 180 days – 93%.  All returned items are charged-off after 180 days, as collections after that date have not been significant.  The loan loss allowance is reviewed quarterly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

A rollforward of the Company’s loans receivable allowance for the six months ended June 30, 2009 and 2008 is as follows:

	Six Months Ended June 30,
	2009	2008

Loans receivable allowance, beginning of period	$1,413,000	$976,000
Provision for loan losses charged to expense	689,000	752,000
Charge-offs, net	(1,031,000)	(795,000)
Loans receivable allowance, end of period	$1,071,000	$933,000

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

Results of Operations - Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

For the three-month period ended June 30, 2009, net income was $56,000 compared to net income from continuing operations of $220,000 for the three months ended June 30, 2008. During the three months ended June 30, 2009, income from continuing operations before income taxes was $75,100 compared to $366,000 for the three months ended June 30, 2008. The major components of each of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense from continuing operations are discussed below.

Revenues

Revenues totaled $4.45 million for the three months ended June 30, 2009 compared to $2.90 million for the three months ended June 30, 2008. This increase resulted from the increase in the number of Cricket Wireless stores operating during the 2009 interim period. During the three-month period ended June 30, 2009, we originated approximately $17.7 million in cash advance loans compared to $17.9 million during the 2008 interim period. Our average loan (including fee) totaled approximately $362 during the period ended June 30, 2009 versus $353 in the 2008 interim period. Our average fee for the three months ended June 30, 2009 was $53 compared to $51 for the 2008 interim period.  During the three-month period ended June 30, 2009, we generated $1.31 million in phone and accessory sales compared to $.145 million for the three-month period ended June 30, 2008.  The increase resulted from our stores acquired in the last quarter of fiscal 2008 and first quarter of fiscal 2009 and operating in the three months ended June 30, 2009, as well as the Cricket Wireless stores we launched during this interim period.

The following table summarizes our revenues for the three months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
			(percentage of revenues)
Payday loan fees	$2,539,685	$2,428,834	57.0%	83.8%
Phones and accessories	1,312,795	145,331	29.5%	5.0%
Check cashing fees	195,352	283,063	4.4%	9.7%
Other income and fees	406,267	42,986	9.1%	1.5%
Total	$4,454,099	$2,900,214	100%	100%

Store Expenses

Total expenses associated with store operations for the three months ended June 30, 2009 were $3.60 million compared to $2.04 million for the three months ended June 30, 2008. The most significant components of these expenses were salaries and benefits, provisions for loan losses, Cricket costs of sales, occupancy costs, advertising expenses, depreciation of store equipment, amortization of intangible assets and other expenses associated with store operations.

Our most significant increases in store expenses from the two interim periods related to salaries and benefits for our store employees, phone and accessories cost of sales, costs of occupancy, advertising, depreciation and amortization primarily due to our addition of the Cricket Wireless Operations segment.  A discussion of the various components of our store expenses for the three months ended June 30, 2009 appears below.

Salaries and Benefits. Payroll and related costs at the store level were $1.36 million compared to $753,000 for the periods ended June 30, 2009 and 2008, respectively. Increased salaries and benefits expense resulted primarily from of our addition of the Cricket Wireless Operations segment. We expect that, with anticipated continued store growth, these salaries and benefits expenses will continue to increase.

Provisions for Loan Losses. For the three months ended June 30, 2009 our provisions for loan losses were $359,000 compared to $411,000 for the three months ended June 30, 2008. Our provisions for loan losses represented approximately 14.1% and 16.9% of our loan fee revenue for the three months ended June 30, 2009 and 2008, respectively.  Our provision for loan losses as a percentage of revenue during the three months ended June 30, 2009 compared to the same period in 2008 decreased, principally as the result of improved collection results.  Because we do not foresee any certain end to the current economic downturn, we have increased our estimate for returned items for the remainder of fiscal 2009.

Phone and Accessories Cost of Sales.  The increase in our Cricket Wireless phone service segment revenues resulted in corresponding increase in costs of sales.  For the three months ended June 30, 2009, our costs of sales were $531,000 compared to $66,000 for the same period in 2008.  At June 30, 2009, we had 35 Cricket Wireless stores compared to two at June 30, 2008.

Occupancy. Occupancy expenses, comprised mainly of store leases, were $420,000 for the three months ended June 30, 2009 versus $236,000 for the three months ended June 30, 2008. The increase in our occupancy expenses relates to our acquisitions and operation of more stores during the most recent three-month period. In general, as we pursue a growth by small acquisitions strategy, we expect this trend to continue for the foreseeable future.

Advertising. Advertising and marketing expenses were $106,000 during the three months ended June 30, 2009 as compared to $93,000 during the three months ended June 30, 2008. In general, we expect that our marketing and advertising expenses for fiscal 2009 will increase overall, as compared to fiscal 2008, as we continue to implement our acquisition strategy during the remainder of the year.

Depreciation. Depreciation, relating to store equipment and capital expenditures for stores, increased to $68,000 for the three months ended June 30, 2009 from $31,000 for the three months ended June 30, 2008.  The increase in depreciation was due to our Cricket Wireless store acquisitions.

Amortization of Intangible Assets. Amortization of intangible assets increased to$180,000 for the three months ended June 30, 2009 from $114,000 for the three months ended June 30, 2008 due to the recent Cricket Wireless acquisition.

Other. Other expenses were $585,000 for the three months ended June 30, 2009 versus $336,000 for the three months ended June 30, 2008 primarily due to higher costs associated with operating a greater number of stores on a year-over-year basis and an increase in collection costs.

General and Administrative Expenses

Total general and administrative costs for the three months ended June 30, 2009 were $772,000 compared to $493,000 for the period ended June 30, 2008. For the three months ended June 30, 2009, the major components of these costs were salaries and benefits for our executive management, interest expense, and utilities, office supplies and other minor costs, professional fees for accounting and legal services (collectively grouped as “other” costs). A discussion of the various components of our general and administrative costs for the three months ended June 30, 2009 and 2008 appears below:

Salaries and Benefits. Salaries and benefits expenses for the three months ended June 30, 2009 were $290,000, a $25,000 decrease from the $315,000 in such expenses during period ended June 30, 2008. The decrease resulted from a realignment of management responsibilities.

Depreciation. Depreciation for the period ended June 30, 2009 compared to June 30, 2008 was $5,000 and $7,000, respectively. Depreciation relates primarily to equipment and capital improvements at the Company’s corporate headquarters.

Interest.  Interest expenses for the three months ended June 30, 2009 was $82,000 compared to $0 for the three months ended June 30, 2008 and resulted from the Company’s use of its revolving line of credit and issuance of notes payable for store acquisitions.

Other General and Administrative Expenses. Other general and administrative expenses, which includes professional fees for accounting and legal services, utilities, office supplies, collection costs and other minor costs associated with corporate headquarters activities, aggregated to $395,000 for the three months ended June 30, 2009 versus $171,000 for the three months ended June 30, 2008. The significant increase in these expenses is mainly attributable to increased professional fees in connection with our internal review and restatement of our financial statements.  We expect professional fees to decrease throughout the remainder of 2009.

Income Tax Expense

Income tax expense for the period ended June 30, 2009 was $19,000 compared to income tax expense of $146,000 for the period ended June 30, 2008, which resulted because our income before taxes for the 2009 period was $75,000 compared to a net income before taxes for the 2008 period of $366,000.

Results of Operations - Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

For the six-month period ended June 30, 2009, net income was $284,000 compared to net income from continuing operations of $127,000 for the six months ended June 30, 2008. During the six months ended June 30, 2009, income from continuing operations before income taxes was $453,000 compared to loss before income taxes of $243,000 for the six months ended June 30, 2008. The major components of each of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense from continuing operations are discussed below.

Revenues

Revenues totaled $9.22 million for the six months ended June 30, 2009 compared to $5.68 million for the six months ended June 30, 2008. This increase resulted from the increase in the number of Cricket Wireless stores operating during the 2009 interim period. During the six-month period ended June 30, 2009, we originated approximately $34.3 million in cash advance loans compared to $33.2 million during the 2008 interim period. Our average loan (including fee) totaled approximately $366 during the period ended June 30, 2009 versus $351 in the 2008 interim period. Our average fee for the six months ended June 30, 2009 was $54 compared to $50 for the 2008 interim period.  During the six-month period ended June 30, 2009, we generated $2.98 million in phone and accessory sales compared to $.31 million for the six-month period ended June 30, 2008.  The increase resulted from our stores acquired in the last quarter of fiscal 2008 that were operating in the six months ended June 30, 2009, as well as the Cricket Wireless stores we acquired and began operating during this interim period.

The following table summarizes our revenues for the six months ended June 30, 2009 and 2008, respectively:

	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
			(percentage of revenues)
Payday loan fees	$5,057,495	$4,632,814	54.8%	81.6%
Phones and accessories	2,976,975	313,682	32.3%	5.5%
Check cashing fees	462,650	629,154	5.0%	11.1%
Other income and fees	724,265	104,955	7.9%	1.8%
Total	$9,221,385	$5,680,605	100%	100%

Store Expenses

Total expenses associated with store operations for the six months ended June 30, 2009 were $7.2 million compared to $3.96 million for the six months ended June 30, 2008.

Our most significant increases in store expenses from the two interim periods related to salaries and benefits for our store employees, phone and accessories cost of sales, costs of occupancy, advertising and depreciation. Our phone and accessories costs of sales and advertising costs increased significantly in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to our addition of the Cricket Wireless Operations segment.  A discussion of the various components of our store expenses for the six months ended June 30, 2009 appears below.

Salaries and Benefits. Payroll and related costs at the store level were $2.58 million compared to $1.49 million for the periods ended June 30, 2009 and 2008, respectively. Increased salaries and benefits expense resulted primarily from of our addition of the Cricket Wireless Operations segment. We expect that, with anticipated continued store growth, these salaries and benefits expenses will continue to increase.

Provisions for Loan Losses. For the six months ended June 30, 2009 our provisions for loan losses were $689,000 compared to $752,000 for the six months ended June 30, 2008. Our provisions for loan losses represented approximately 13.6% and 16.2% of our loan fee revenue for the six months ended June 30, 2009 and 2008, respectively.  Our provision for loan losses as a percentage of revenue during the six months ended June 30, 2009 compared to the same period in 2008 decreased, principally as the result of improved collection results.  Because we do not foresee any certain end to the current economic downturn, we have increased our estimate for returned items for the remainder of fiscal 2009.

Phone and Accessories Cost of Sales.  The increase in our Cricket Wireless phone service segment revenues resulted in corresponding increase in costs of sales.  For the six months ended June 30, 2009, our costs of sales were $1.33 million compared to $.17 million for the same period in 2008.  At June 30, 2009, we had 35 Cricket Wireless stores compared to two at June 30, 2008.

Occupancy. Occupancy expenses, comprised mainly of store leases, were $757,000 for the six months ended June 30, 2009 versus $430,000 for the six months ended June 30, 2008. The increase in our occupancy expenses relates to our acquisitions and operation of more stores during the most recent six-month period. In general, as we pursue a growth by small acquisitions strategy, we expect this trend to continue for the foreseeable future.

Advertising. Advertising and marketing expenses were $257,000 during the six months ended June 30, 2009 as compared to $178,000 during the six months ended June 30, 2008. In general, we expect that our marketing and advertising expenses for fiscal 2009 will increase overall, as compared to fiscal 2008, as we continue to implement our acquisition strategy during the remainder of the year.

Depreciation. Depreciation, relating to store equipment and capital expenditures for stores, increased to $125,000 for the six months ended June 30, 2009 from $58,000 for the six months ended June 30, 2008.  The increase in depreciation was due to our Cricket Wireless store acquisitions.

Amortization of Intangible Assets. Amortization of intangible assets increased to $357,000 for the six months ended June 30, 2009 from $216,000 for the six months ended June 30, 2008 due to the recent Cricket Wireless acquisitions.

Other. Other expenses were $1.12 million for the six months ended June 30, 2009 versus $669,000 for the six months ended June 30, 2008 primarily due to higher costs associated with operating a greater number of stores on a year over year basis and increased collection costs.

General and Administrative Expenses

Total general and administrative costs for the six months ended June 30, 2009 were $1.55 million compared to $1.47 million for the period ended June 30, 2008. For the six months ended June 30, 2009, the major components of these costs were salaries and benefits for our executive management, interest expense, and utilities, office supplies and other minor costs, professional fees for accounting and legal services (collectively grouped as “other” costs). A discussion of the various components of our general and administrative costs for the six months ended June 30, 2009 and 2008 appears below:

Salaries and Benefits. Salaries and benefits expenses for the six months ended June 30, 2009 were $635,000, a $20,000 increase from the $615,000 in such expenses during period ended June 30, 2008. The increase resulted from recent store acquisition and development costs.

Depreciation. Depreciation for the period ended June 30, 2009 compared to June 30, 2008 was $9,000 and $17,000, respectively. Depreciation relates primarily to equipment and capital improvements at the Company’s corporate headquarters.

Interest.  Interest expenses for the six months ended June 30, 2009 was $164,000 compared to $0 for the six months ended June 30, 2008 and resulted from the Company’s use of its revolving line of credit and issuance of notes payable for store acquisitions.

Other General and Administrative Expenses. Other general and administrative expenses, which includes professional fees for accounting and legal services, utilities, office supplies, collection costs and other minor costs associated with corporate headquarters activities, aggregated to $746,000 for the six months ended June 30, 2009 versus $842,000 for the six months ended June 30, 2008. The decrease in these expenses is primarily due to lower professional fees for legal and accounting services, partially offset by the increased professional fees incurred in connection with our recent restatements (as noted above).  Our higher 2008 professional fees were primarily related to failed acquisitions that have not reoccurred in 2009.  We expect professional fees to decrease throughout the remainder of 2009.

Income Tax Expense

Income tax expense for the period ended June 30, 2009 was $169,000 compared to income tax expense of $116,000 for the period ended June 30, 2008, which resulted because our income before taxes for the 2009 period was $453,000 compared to income before taxes for the 2008 period of $243,000.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six Months Ended June 30,
	2009	2008

Cash flows provided (used) by :
Operating activities	$940,087	$(1,073,732)
Investing activities	(2,544,200)	(511,824)
Financing activities	(655,344)	3,901,755
Net increase (decrease) in cash	(2,259,457)	2,316,199
Cash, beginning of period	3,358,547	984,625
Cash, end of period	$1,099,090	$3,300,824

At June 30, 2009, we had cash of $1.1 million compared to cash of $3.30 million on June 30, 2008. The decrease results mainly from costs related to our recent Cricket Wireless store acquisitions and leasehold improvements, dividend payments, restatement costs and professional fees.  For fiscal year 2009, we believe that our available cash, combined with expected cash flows from operations, will be sufficient to fund our liquidity and capital expenditure requirements during fiscal 2009. Our expected short-term uses of available cash include the funding of operating activities (including anticipated increases in payday loans), dividend payments on our Series A preferred stock (to the extent approved by the Board of Directors), and the financing of expansion activities, including new store openings and store acquisitions.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On June 30, 2009, our Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)), and concluded that our disclosure controls and procedures were not effective and designed to ensure that material information relating to the Company and our consolidated subsidiaries would be made known to them by others within the Company.  This conclusion was based primarily on the facts identified in our Annual Report on Form 10-K for fiscal year ended December 31, 2008, filed with the SEC on May 4, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls, except as described below.

During the fiscal quarter covered by this report, we were still in the process of integrating, and incorporating as part of our internal controls:  (i) the operations acquired from PQH Wireless, Inc. during the last fiscal quarter of 2008 and (ii) the operations of our Cricket Wireless stores acquired (or whose operations commenced) during the fiscal quarter covered by this report.  For purposes of this evaluation, the impact of these operations on our internal controls over financial reporting was excluded.

In our Annual Report on Form 10-K for the year ended December 31, 2008, we identified material weaknesses in internal control over financial reporting and a related remediation plan.  To date, we have made significant progress towards remediation, including taking steps to:

•
increase the frequency of our board of directors and audit committee meetings to more actively engage those bodies in the provision of oversight of our internal controls and the review of complex or unusual accounting transactions;

•	provide a mechanism for the submission of anonymous reports, relating to accounting or audit irregularities, directly to our audit committee chair and legal counsel;
•	provide our internal audit consultant with direct access to our audit committee chairperson;
•	include our internal audit consultant in quarterly meetings of our audit committee to provides a status update on the effectiveness of our internal controls;
•	implement a formal financial reporting process that includes review of the financial statements by our Chief Executive Officer and the full board of directors prior to filing with the SEC;
•	implement a reporting tool with our upgraded financial software application to produce the consolidated balance sheet and income statement in an automated manner; and
•	generally improve the segregation of duties within the financial reporting and expenditures processes.

Nevertheless, we were unable to conclude that the material weaknesses described in our Annual report on Form 10-K for the year ended December 31, 2008 were effectively remediated as of June 30, 2009 due to the fact that (i) less than the entire remediation plan has been implemented and (ii) an insufficient period of time has passed for management to test and document the effectiveness of those controls which have been altered or newly created as part of the remediation plan (as summarized above).  For further information, please see our Annual Report on Form 10-K for fiscal year ended December 31, 2008.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

 Item 3. Defaults upon Senior Securities

As of August 14, 2009, we had not paid dividends on our Series A Convertible Preferred Stock that originally became due on April 15, 2009 and July 15, 2009, aggregating to $1,050,000.  As of August 14, 2009, our board of directors has declared the payment of $200,000 (relating to the April 15 dividend due date) of such $1,050,000 amount; but such amount has yet to be paid.  Our Series A preferred stock ranks senior to our common stock.

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

Dated: August 14, 2009	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer, Chief Operating Officer and Interim Chief Financial Officer