Form 10-Q
period 2009-09-30
WESTERN CAPITAL RESOURCES, INC.
filed 2009-11-13
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009 or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 1, 2009, the registrant had outstanding 7,996,007 shares of common stock, no par value per share.

Western Capital Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONTENTS

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$1,216,656	$3,358,547
Loans receivable (less allowance for losses of $1,187,000 and $1,413,000)	4,674,491	4,889,940
Inventory	388,565	198,430
Prepaid expenses and other	575,625	247,318
Deferred income taxes	471,000	558,000
TOTAL CURRENT ASSETS	7,326,337	9,252,235

PROPERTY AND EQUIPMENT	1,191,045	815,980

GOODWILL	11,458,744	10,253,744

INTANGIBLE ASSETS	1,053,455	756,849

OTHER	139,644	133,831

TOTAL ASSETS	$21,169,225	$21,212,639

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,202,898	$998,653
Note payable – short-term	2,000,000	2,100,000
Current portion long-term debt	162,570	-
Preferred dividend payable	950,000	-
Deferred revenue	286,937	319,543
TOTAL CURRENT LIABILITIES	4,602,405	3,418,196

LONG-TERM LIABILITIES
Notes payable – long-term	2,235,186	2,500,000
Deferred income taxes	194,000	64,000
TOTAL LONG-TERM LIABILITIES	2,429,186	2,564,000
TOTAL LIABILITES	7,031,591	5,982,196

SHAREHOLDERS' EQUITY
Series A convertible preferred stock 10% cumulative dividends, $0.01 par value, $2.10 stated value, 10,000,000 shares authorized, issued and outstanding	100,000	100,000
Common stock, no par value, 240,000,000 shares authorized, 7,996,007 and 7,598,354 shares issued and outstanding	-	-
Additional paid-in capital	18,478,337	18,478,337
Accumulated deficit	(4,440,703)	(3,347,894)
TOTAL SHAREHOLDERS’ EQUITY	14,137,634	15,230,443

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,169,225	$21,212,639

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
REVENUES
Payday loan fees	$2,814,599	$2,759,648	$7,872,094	$7,392,462
Phones and accessories	1,186,550	130,405	4,163,525	444,087
Check cashing fees	184,213	279,787	646,863	908,941
Other income and fees	382,807	63,381	1,107,072	168,335
	4,568,169	3,233,221	13,789,554	8,913,825

STORE EXPENSES
Salaries and benefits	1,273,036	746,786	3,851,396	2,234,777
Provisions for loan losses	453,626	566,817	1,142,131	1,318,619
Phones and accessories cost of sales	438,646	50,247	1,772,002	223,550
Occupancy	442,058	245,708	1,199,446	675,257
Advertising	102,566	103,100	359,389	281,145
Depreciation	63,430	27,155	188,637	85,213
Amortization of intangible assets	179,664	101,130	536,394	317,168
Other	671,172	303,743	1,788,120	972,497
	3,624,198	2,144,686	10,837,515	6,108,226

INCOME FROM STORES	943,971	1,088,535	2,952,039	2,805,599

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	376,885	355,381	1,011,934	971,021
Depreciation	8,103	13,502	17,564	30,477
Interest expense	81,351	-	245,457	-
Other	155,902	284,123	901,893	1,125,680
	622,241	653,006	2,176,848	2,127,178

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	321,730	435,529	775,191	678,421

INCOME TAX EXPENSE	124,000	158,000	293,000	273,900

NET INCOME BEFORE DISCONTINUED OPERATIONS	197,730	277,529	482,191	404,521

INCOME FROM DISCONTINUED OPERATIONS
Net of $32,000 and $46,600 income tax expense in 2008	-	52,197	-	76,611

NET INCOME	197,730	329,726	482,191	481,132

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS (assumes all paid including for 2009)	(525,000)	(525,000)	(1,575,000)	(1,575,000)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(327,270)	$(195,274)	$(1,092,809)	$(1,093,868)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED
Continuing operations	(0.04)	(0.03)	(0.14)	(0.14)
Discontinued operations	0.00	0.01	0.00	0.01
Net loss per common share	(0.04)	(0.02)	(0.14)	(0.13)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING -
Basic and diluted	7,996,007	8,889,644	7,924,633	8,644,065

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC.
CONDENSED CONSOLIDATED CASH FLOW (Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

OPERATING ACTIVITIES
Net Income	$482,191	$481,132
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	206,201	156,734
Amortization	536,394	422,543
Deferred income taxes	217,000	134,000
Changes in operating assets and liabilities
Loans receivable	215,449	(546,249)
Inventory	(190,135)	-
Prepaid expenses and other assets	(334,120)	69,661
Accounts payable and accrued liabilities	204,245	(1,855,189)
Deferred revenue	(32,606)	45,695
Net cash provided (used) by operating activities	1,304,619	(1,091,673)

INVESTING ACTIVITIES
Purchase of property and equipment	(441,266)	(299,164)
Acquisition of stores	(2,178,000)	(344,447)
Net cash used by investing activities	(2,619,266)	(643,611)

FINANCING ACTIVITIES
Payments on note payable – short-term	(100,000)	-
Payments on notes payable – long-term	(102,244)	-
Collections on subscription receivable	-	4,437,050
Cost of raising capital	-	(79,145)
Dividends	(625,000)	(1,050,000)
Net cash provided (used) by financing activities	(827,244)	3,307,905

NET INCREASE (DECREASE) IN CASH	(2,141,891)	1,572,621

CASH
Beginning of period	3,358,547	984,625
End of period	1,216,656	2,557,246
Less: Cash of discontinued operations	-	(155,172)
End of period, continuing operations	$1,216,656	$2,402,074

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$125,000	$-
Interest paid	245,457	-

Noncash investing and financing activities:
Dividend accrued	$950,000	$525,000
Stock issued for store acquisition	-	1,337,869
Notes issued for STEN acquisition	-	287,500

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared according to the instructions to Form 10-Q and Section 210.8-03(b) of Regulation S-X of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles (GAAP) have been omitted

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2008. The condensed consolidated balance sheet at December 31, 2008, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

Western Capital Resources, Inc. (WCR) formerly URON Inc. (URON) through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL), and PQH Wireless, Inc. (PQH), collectively referred to as the “Company”, provides retail financial services and retail cellular phone sales to individuals primarily in the Midwestern United States.  As of September 30, 2009, the Company operated 55 “payday” stores in 10 states (Colorado, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming) and 35 Cricket wireless retail stores in seven states (Illinois, Indiana, Kansas, Maryland, Missouri, Nebraska and Texas).   The consolidated financial statements include the accounts of WCR, WFL, and PQH. All significant intercompany balances and transactions have been eliminated in consolidation.

In addition, we classified the results of operations for NCC and STEN Corporation which were sold on December 31, 2008, as discontinued operations.

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

Included in loans receivable are cash advance loans that are currently due or past due and cash advance loans that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.  Cash advance loans are carried at cost less the allowance for doubtful accounts.  The Company does not specifically reserve for any individual cash advance loan.  The Company aggregates cash advance loans for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.  As a result of the Company’s collection efforts, it historically writes off approximately 45% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximately percentages: 1 to 30 days – 45%; 31 to 60 days – 68%; 61 to 90 days – 84%; 91 to 120 days – 89%; and 121 to 180 days – 92%.  All returned items are charged-off after 180 days, as collections after that date have not been significant.  The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

A rollforward of the Company’s loans receivable allowance for the nine months ended September 30, 2009 and 2008 is as follows:

	Nine Months Ended September 30,
	2009	2008

Loans receivable allowance, beginning of period	$1,413,000	$976,000
Provision for loan losses charged to expense	1,142,000	1,318,619
Charge-offs, net	(1,368,000)	(1,030,619)
Loans receivable allowance, end of period	$1,187,000	$1,261,000

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted net loss per common share is computed by dividing the net loss available to common shareholders by the sum of the weighted average number of common shares outstanding plus potentially dilutive common share equivalents (stock options, stock warrants, convertible preferred shares) when dilutive. Potentially dilutive securities Series A Convertible Preferred Stock (10,000,000) was anti-dilutive and therefore excluded from the dilutive net loss per share computation for 2009.  Series A Convertible Preferred Stock (10,000,000) and stock warrants (400,000), exercised in 2009, were anti-dilutive and therefore excluded for 2008.

Recent Accounting Pronouncements

On September 15, 2009, WCR adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

On September 15, 2009,  WCR adopted new accounting guidance on codification referencing that encourages the use of plain English to describe broad accounting topic areas in an attempt to make financial statements more useful to users and more clearly explain accounting concepts.   As the guidance was not intended to change or alter existing GAAP, it did not have a material impact on our consolidated financial statements

No other new accounting pronouncement issued or effective during the fiscal quarter has had or is expected to have a material impact on the Consolidated Financial Statements.

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

$2,178,000

The results of the operations for the acquired locations have been included in the condensed consolidated financial statements since the date of the acquisitions. The following table presents the unaudited pro forma results of continuing operations for the three and nine months ended September 30, 2009 and 2008, as if the retained acquisitions had been consummated at the beginning of each period presented and excluding the operating results of NCC and STEN (sold December 31, 2008). The pro forma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the year presented or the results which may occur in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Pro forma revenue	$4,568,000	$4,387,000	$14,010,000	$13,447,000
Pro forma net income	197,700	621,200	495,400	1,093,900
Pro forma net loss per common share – basic and diluted	(0.04)	0.01	(0.14)	(0.06)

3.	Segment Information –

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

Segment information related to the three and nine months ended September 30, 2009 follows:

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Payday	Cricket Wireless	Total	Payday	Cricket Wireless	Total

Revenues from external customers	$3,062,043	$1,506,126	$4,568,169	$8,703,516	$5,086,038	$13,789,554
Net income (loss)	425,974	(228,244)	197,730	964,715	(482,524)	482,191
Total segment assets				15,316,690	5,852,535	21,169,225

4.	Shareholders’ Equity –

During the nine months ended September 30, 2009, 400,000 warrants were exercised at an exercise price of $.01 per share and in a related transaction, the Company redeemed 2,347 shares in payment of the exercise price, for a net issue of 397,653 shares.

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

For the nine months ended September 30, 2009 and 2008, the Company had significant revenues by state (shown as a percentage of applicable division’s revenue) as follows:

Payday Division			Cricket Wireless Division
	2009 % of Revenues	2008 % of Revenues		2009 % of Revenues
Nebraska	28%	29%	Missouri	40%
Wyoming	14%	10%	Nebraska	13%
North Dakota	15%	13%	Texas	11%
Iowa	12%	12%	Indiana	22%

6.	Preferred Stock Dividend –

On July 15, 2009, the first and second quarter 2009 dividend on the Company's Series A Convertible Preferred Stock in the amount of $1,050,000 was due and payable. Payments of $100,000, $125,000 and $200,000 were made on September 18, October 14 and November 10, 2009, respectively.

7.	Other Expense –

A breakout of other expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Store expenses
Collection costs	$116,828	$73,349	$286,804	$201,022
Repairs & maintenance	66,399	48,408	157,446	121,712
Supplies	80,426	27,297	243,481	86,350
Telephone and utilities	159,267	65,610	422,301	199,773
Other	248,252	89,079	678,088	363,640
	$671,172	$303,743	$1,788,120	$972,497

General & administrative expenses
Professional fees	$66,622	$164,575	$618,959	$853,947
Other	89,280	119,548	282,934	271,733
	$155,902	$284,123	$901,893	$1,125,680

8.	Settlement Agreement with former Chief Executive Officer –

On May 1, 2009 the Company entered into a settlement agreement with its former Chief Executive Officer to settle certain disputes.  In addition, the settlement agreement required the former Chief Executive Officer to place all 550,000 shares of Company common stock outstanding in his name into an escrow arrangement that will result in either complete redemption of those shares or the release of those shares back to him under certain circumstances.

9.	Subsequent Event –

The $2 million promissory note we issued to Banco Popular in connection with the Business Loan Agreement matured on October 30, 2009.  The Company has received a proposal letter from Banco Popular to refinance the note.  Under the proposal the Company would reduce the outstanding balance by $100,000 prior to refinancing and the remaining balance of $1.9 million would thereafter be amortized (based on a 36 month term) through May 31, 2010 at which time the remaining balance would be due.  Interest under the proposed promissory note will accrue at a rate equal to the one-month LIBOR plus 7.25% (a combined current rate of 7.49%).  The proposal is subject to the execution of definitive documents and therefore is subject to change.

The Company did not have any other subsequent events through November 13, 2009, which is the date the financial statements were issued, for events requiring recording or disclosure in the financial statements for the three and nine months ended September 30, 2009.

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

General Overview

We provide (through Wyoming Financial Lenders, Inc.) retail financial services to individuals primarily in the midwestern and southwestern United States. These services include non-recourse cash advance loans, check cashing and other money services. At the close of business on September 30, 2009 and as of the date of this report, we owned and operated 55 stores in 10 states (Colorado, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming).

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

In October 2008, we began operating Cricket Wireless retail stores as an authorized dealer of Cricket Wireless products and services. Authorized dealers are permitted to sell the Cricket line and generally locate their store operations in areas with a strong potential customer base where Cricket does not maintain a corporate storefront. These locations are generally within the urban core or surrounding areas of a community. We are an authorized premier Cricket dealer, and as such, we are only permitted to sell the Cricket line of prepaid cellular phones at our Cricket retail stores. At the close of business on September 30, 2009 we owned and operated 35 stores in seven states (Illinois, Indiana, Kansas, Maryland, Missouri, Nebraska, and Texas).

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

The growth of the payday loan industry has followed, and continues to be significantly affected by, payday lending legislation and regulation in the various states and nationally. We monitor and evaluate legislative and regulatory initiatives in each of the states and nationally, and are involved with the efforts of the various industry lobbying efforts. To the extent that states enact legislation or regulations that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business could be adversely affected. In Nebraska, legislation was recently introduced (and subsequently defeated) to ban all cash advance or payday loans in Nebraska. Despite the defeat of this legislation, since we derived approximately 28% of our 2009 total payday lending revenues in Nebraska, any subsequent attempts to pass similar legislation in Nebraska, or other legislation that would restrict our ability to make cash advance loans in Nebraska, would pose significant risks to our business.

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

Included in loans receivable are cash advance loans that are currently due or past due and cash advance loans that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.  Cash advance loans are carried at cost less the allowance for doubtful accounts.  The Company does not specifically reserve for any individual cash advance loan.  The Company aggregates cash advance loans for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.  As a result of the Company’s collection efforts, it historically writes off approximately 45% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximately percentages: 1 to 30 days – 45%; 31 to 60 days – 68%; 61 to 90 days – 84%; 91 to 120 days – 89%; and 121 to 180 days – 92%.  All returned items are charged-off after 180 days, as collections after that date have not been significant.  The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

A rollforward of the Company’s loans receivable allowance for the nine months ended September 30, 2009 and 2008 is as follows:

	Nine Months Ended September 30,
	2009	2008

Loans receivable allowance, beginning of period	$1,413,000	$976,000
Provision for loan losses charged to expense	1,142,000	1,318,619
Charge-offs, net	(1,368,000)	(1,030,619)
Loans receivable allowance, end of period	$1,187,000	$1,261,000

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

Results of Operations - Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

For the three-month period ended September 30, 2009, net income was $198,000 compared to net income from continuing operations of $278,000 for the three months ended September 30, 2008. During the three months ended September 30, 2009, income from continuing operations before income taxes was $322,000 compared to $436,000 for the three months ended September 30, 2008. The major components of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense from continuing operations are discussed below.

Revenues

Revenues totaled $4.57 million for the three months ended September 30, 2009 compared to $3.23 million for the three months ended September 30, 2008. This increase resulted from the increase in the number of Cricket Wireless stores operating during the 2009 interim period. During the three-month period ended September 30, 2009, we originated approximately $19.2 million in cash advance loans compared to $20.5 million during the 2008 interim period. Our average loan (including fee) totaled approximately $361 during both the period ended September 30, 2009 and the 2008 interim period. Our average fee for the three months ended September 30, 2009 and September 30, 2008 was $53.  During the three-month period ended September 30, 2009, we generated $1.19 million in phone and accessory sales compared to $.13 million for the three-month period ended September 30, 2008.  The increase resulted from our stores acquired in the last quarter of 2008 and first quarter of 2009 and operating in the three months ended September 30, 2009, as well as the Cricket Wireless stores we launched during the second quarter of 2009.

The following table summarizes our revenues for the three months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
			(percentage of revenues)
Payday loan fees	$2,814,599	$2,759,648	61.6%	85.4%
Phones and accessories	1,186,550	130,405	26.0%	4.0%
Check cashing fees	184,213	279,787	4.0%	8.7%
Other income and fees	382,807	63,381	8.4%	1.9%
Total	$4,568,169	$3,233,221	100%	100%

Store Expenses

Total expenses associated with store operations for the three months ended September 30, 2009 were $3.62 million compared to $2.14 million for the three months ended September 30, 2008. The most significant components of these expenses were salaries and benefits, provisions for loan losses, phone and accessories costs of sales, occupancy costs, advertising expenses, depreciation of store equipment, amortization of intangible assets and other expenses associated with store operations.

Our most significant increases in store expenses from the two interim periods related to salaries and benefits for our store employees, phone and accessories cost of sales, costs of occupancy, depreciation, amortization and other store expenses due to our addition of the Cricket Wireless Operations segment.  A discussion of the various components of our store expenses for the three months ended September 30, 2009 appears below.

Salaries and Benefits. Payroll and related costs at the store level were $1.27 million compared to $.75 million for the periods ended September 30, 2009 and 2008, respectively. Increased salaries and benefits expense resulted primarily from of our addition of the Cricket Wireless Operations segment. We expect that, with anticipated continued store growth, these salaries and benefits expenses will continue to increase.

Provisions for Loan Losses. For the three months ended September 30, 2009 our provisions for loan losses were $454,000 compared to $567,000 for the three months ended September 30, 2008. Our provisions for loan losses represented approximately 16.1% and 20.5% of our loan fee revenue for the three months ended September 30, 2009 and 2008, respectively.  Our provision for loan losses as a percentage of revenue during the three months ended September 30, 2009 compared to the same period in 2008 decreased $113,000 due to improved collection results.

Phone and Accessories Cost of Sales.  The increase in our Cricket Wireless phone service segment revenues resulted in corresponding increase in costs of sales.  For the three months ended September 30, 2009, our costs of sales were $439,000 compared to $50,000 for the same period in 2008.  At September 30, 2009, we had 35 Cricket Wireless stores compared to two at September 30, 2008.

Occupancy. Occupancy expenses, comprised mainly of store leases, were $442,000 for the three months ended September 30, 2009 versus $246,000 for the three months ended September 30, 2008. The increase in our occupancy expenses relates to our operation of more stores during the most recent three-month period.

Advertising. Advertising and marketing expenses remained consistent at $103,000 during the three months ended September 30, 2009 and during the three months ended September 30, 2008. In general, we expect that our marketing and advertising expenses for 2009 will remain constant as advertising expense  within the Cricket division are reimbursed under Cricket’s Coop reimbursement program.

Depreciation. Depreciation, relating to store equipment and capital expenditures for stores, increased to $63,000 for the three months ended September 30, 2009 from $27,200 for the three months ended September 30, 2008.  The increase in depreciation was due to our Cricket Wireless store acquisitions.

Amortization of Intangible Assets. Amortization of intangible assets increased to$180,000 for the three months ended September 30, 2009 from $101,000 for the three months ended September 30, 2008. Payday division expense decreased $71,000 due to intangible assets becoming fully amortized while the expense on the Cricket division increased by $150,000 due to the recent Cricket Wireless acquisition.

Other. Other expenses were $671,000 for the three months ended September 30, 2009 versus $304,000 for the three months ended September 30, 2008 primarily due to higher costs associated with operating a greater number of stores on a year-over-year basis and an increase in collection costs.

General and Administrative Expenses

Total general and administrative costs for the three months ended September 30, 2009 were $622,000 compared to $653,000 for the period ended September 30, 2008. For the three months ended September 30, 2009, the major components of these costs were salaries and benefits for our administrative group and executive management, interest expense, and utilities, office supplies and other minor costs, professional fees for accounting and legal services (collectively grouped as “other” costs). A discussion of the various components of our general and administrative costs for the three months ended September 30, 2009 and 2008 appears below:

Salaries and Benefits. Salaries and benefits expenses for the three months ended September 30, 2009 were $377,000, a $22,000 increase from the $355,000 in such expenses during period ended September 30, 2008. The increase was due to payday division bonuses.

Depreciation. Depreciation for the period ended September 30, 2009 compared to September 30, 2008 was $8,100 and $13,500, respectively. Depreciation relates primarily to equipment and capital improvements at the Company’s corporate headquarters.

Interest.  Interest expenses for the three months ended September 30, 2009 was $81,000 compared to $0 for the three months ended September 30, 2008 and resulted from the Company’s use of its revolving line of credit and issuance of notes payable for store acquisitions.

Other General and Administrative Expenses. Other general and administrative expenses, which includes professional fees for accounting and legal services, utilities, office supplies, collection costs and other minor costs associated with corporate headquarters activities, aggregated to $156,000 for the three months ended September 30, 2009 versus $284,000 for the three months ended September 30, 2008. The significant decrease in these expenses is mainly attributable to reduced professional fees incurred in 2009 compared to 2008.  We expect professional fees to continue to decrease throughout the remainder of 2009.

Income Tax Expense

Income tax expense for the period ended September 30, 2009 was $124,000 compared to income tax expense of $158,000 for the period ended September 30, 2008, which resulted because our income before taxes for the 2009 period was $322,000 compared to a net income before taxes for the 2008 period of $436,000.

Results of Operations - Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

For the nine-month period ended September 30, 2009, net income was $482,000 compared to net income from continuing operations of $405,000 for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, income from continuing operations before income taxes was $775,000 compared to loss before income taxes of $678,000 for the nine months ended September 30, 2008. The major components of each of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense from continuing operations are discussed below.

Revenues

Revenues totaled $13.8 million for the nine months ended September 30, 2009 compared to $8.91 million for the nine months ended September 30, 2008. This increase resulted from the increase in the number of Cricket Wireless stores operating during the 2009 interim period. During the nine-month period ended September 30, 2009, we originated approximately $53.5 million in cash advance loans compared to $54.2 million during the 2008 interim period. Our average loan (including fee) totaled approximately $364 during the period ended September 30, 2009 versus $351 in the 2008 interim period. Our average fee for the nine months ended September 30, 2009 was $54 compared to $52 for the 2008 interim period.  During the nine-month period ended September 30, 2009, we generated $4.2 million in phone and accessory sales compared to $.44 million for the nine-month period ended September 30, 2008.  The increase resulted from our stores acquired in the last quarter of fiscal 2008 that were operating in the nine months ended September 30, 2009, as well as the Cricket Wireless stores we acquired or launched  during this interim period.

The following table summarizes our revenues for the nine months ended September 30, 2009 and 2008, respectively:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
			(percentage of revenues)
Payday loan fees	$7,872,094	$7,392,462	57.1%	83.0%
Phones and accessories	4,163,525	444,087	30.2%	5.0%
Check cashing fees	646,863	908,941	4.7%	10.2%
Other income and fees	1,107,072	168,335	8.0%	1.8%
Total	$13,789,554	$8,913,825	100%	100%

Store Expenses

Total expenses associated with store operations for the nine months ended September 30, 2009 were $10.84 million compared to $6.11 million for the nine months ended September 30, 2008.

Our most significant increases in store expenses from the two interim periods related to salaries and benefits for our store employees, phone and accessories cost of sales, costs of occupancy, advertising and depreciation. Our phone and accessories costs of sales and advertising costs increased significantly in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to our addition of the Cricket Wireless Operations segment.  A discussion of the various components of our store expenses for the nine months ended September 30, 2009 appears below.

Salaries and Benefits. Payroll and related costs at the store level were $3.85 million compared to $2.23 million for the periods ended September 30, 2009 and 2008, respectively. Increased salaries and benefits expense resulted primarily from of our addition of the Cricket Wireless Operations segment.

Provisions for Loan Losses. For the nine months ended September 30, 2009 our provisions for loan losses were $1.14 million compared to $1.32 million for the nine months ended September 30, 2008. Our provisions for loan losses represented approximately 14.5% and 17.8% of our loan fee revenue for the nine months ended September 30, 2009 and 2008, respectively.  Our provision for loan losses as a percentage of revenue during the nine months ended September 30, 2009 compared to the same period in 2008 decreased due to improved collection results.

Phone and Accessories Cost of Sales.  The increase in our Cricket Wireless phone service segment revenues resulted in corresponding increase in costs of sales.  For the nine months ended September 30, 2009, our costs of sales were $1.77 million compared to $.22 million for the same period in 2008.  At September 30, 2009, we had 35 Cricket Wireless stores compared to two at September 30, 2008.

Occupancy. Occupancy expenses, comprised mainly of store leases, were $1.2 million for the nine months ended September 30, 2009 versus $.68 million for the nine months ended September 30, 2008. The increase in our occupancy expenses relates to our acquisitions and operation of more stores during the most recent nine-month period. In general, as we pursue a growth by small acquisitions strategy, we expect this trend to continue for the foreseeable future.

Advertising. Advertising and marketing expenses were $359,000 during the nine months ended September 30, 2009 as compared to $281,000 during the nine months ended September 30, 2008. In general, we expect that our marketing and advertising expenses for  2009 will  remain constant as advertising expense within the Cricket division are reimbursed under Cricket’s Coop reimbursement program.

Depreciation. Depreciation, relating to store equipment and capital expenditures for stores, increased to $189,000 for the nine months ended September 30, 2009 from $85,000 for the nine months ended September 30, 2008.  The increase in depreciation was due to our Cricket Wireless store acquisitions.

Amortization of Intangible Assets. Amortization of intangible assets increased to $536,000 for the nine months ended September 30, 2009 from $317,000 for the nine months ended September 30, 2008. Payday division expense decreased $222,000 due to intangible assets becoming fully amortized while the expense on the Cricket division increased by $441,000 due to the recent Cricket Wireless acquisitions.

Other. Other expenses were $1.79 million for the nine months ended September 30, 2009 versus $.97 million for the nine months ended September 30, 2008 primarily due to higher costs associated with operating a greater number of stores on a year over year basis and increased collection costs.

General and Administrative Expenses

Total general and administrative costs for the nine months ended September 30, 2009 were $2.18 million compared to $2.13 million for the period ended September 30, 2008. For the nine months ended September 30, 2009, the major components of these costs were salaries and benefits for our executive management, interest expense, and utilities, office supplies and other minor costs, professional fees for accounting and legal services (collectively grouped as “other” costs). A discussion of the various components of our general and administrative costs for the nine months ended September 30, 2009 and 2008 appears below:

Salaries and Benefits. Salaries and benefits expenses for the nine months ended September 30, 2009 were $1.01 million, a $40,000 increase from the $.97 million in such expenses during period ended September 30, 2008. The increase was due to payday division administrative bonuses.

Depreciation. Depreciation for the period ended September 30, 2009 compared to September 30, 2008 was $18,000 and $30,000, respectively. Depreciation relates primarily to equipment and capital improvements at the Company’s corporate headquarters.

Interest.  Interest expenses for the nine months ended September 30, 2009 was $245,000 compared to $0 for the nine months ended September 30, 2008 and resulted from the Company’s use of its revolving line of credit and issuance of notes payable for store acquisitions.

Other General and Administrative Expenses. Other general and administrative expenses, which includes professional fees for accounting and legal services, utilities, office supplies, collection costs and other minor costs associated with corporate headquarters activities, aggregated to $.90 million for the nine months ended September 30, 2009 versus $1.12 million for the nine months ended September 30, 2008. The decrease in these expenses is primarily due to lower professional fees for legal and accounting services, partially offset by the increased professional fees incurred in connection with our recent restatements.  Our higher 2008 professional fees were primarily related to failed acquisitions that have not reoccurred in 2009.  We expect professional fees to decrease throughout the remainder of 2009.

Income Tax Expense

Income tax expense for the period ended September 30, 2009 was $293,000 compared to income tax expense of $274,000 for the period ended September 30, 2008, which resulted because our income before taxes for the 2009 period was $775,000 compared to income before taxes for the 2008 period of $678,000.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine Months Ended September 30,
	2009	2008

Cash flows provided (used) by :
Operating activities	$1,304,619	$(1,091,673)
Investing activities	(2,619,266)	(643,611)
Financing activities	(827,244)	3,307,905
Net increase (decrease) in cash	(2,141,891)	1,572,621
Cash, beginning of period	3,358,547	984,625
Cash, end of period	$1,216,656	$2,557,246

At September 30, 2009, we had cash of $1.22 million compared to cash of $2.56 million on September 30, 2008. The decrease results mainly from costs related to our recent Cricket Wireless store acquisitions and leasehold improvements, dividend payments, restatement costs and professional fees.  For fiscal year 2009, we believe that our available cash, combined with expected cash flows from operations, will be sufficient to fund our liquidity and capital expenditure requirements during fiscal 2009. Our expected short-term uses of available cash include the funding of operating activities (including anticipated increases in payday loans), dividend payments on our Series A preferred stock (to the extent approved by the Board of Directors), and the financing of expansion activities, including new store openings and store acquisitions.  Although dividend payments are not expected to materially and adversely affect our liquidity or our ability to sustain operations, we do intend to reduce our cumulated and unpaid dividends, aggregating to $1,150,000 as of November 12, 2009, owed to our preferred stockholder.  Accordingly, we expect that future dividend payments may inhibit our ability to expand our operations for the foreseeable future.

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

We notified Banco Popular in April and July 2009 about our inability to deliver certain financial information in a timely manner as required under the Business Loan Agreement, due primarily to our need to restate our financial statements for the year ended December 31, 2007 and the subsequent interim periods ending September 30, 2008. On April 30, 2009, Banco Popular furnished us with their written waiver of covenants related to our failure to timely deliver such information.  In July 2009 we received an extension of time to furnish them copies of our federal income tax return. At this time there is no adverse impact upon our revolving credit line.

The $2 million promissory note we issued to Banco Popular in connection with the Business Loan Agreement matured on October 30, 2009.  The Company has received a proposal letter from Banco Popular to refinance the note.  Under the proposal the Company would reduce the outstanding balance by $100,000 prior to refinancing and the remaining balance of $1.9 million would thereafter be amortized (based on a 36 month term) through May 31, 2010 at which time the remaining balance would be due.  Interest under the proposed promissory note will accrue at a rate equal to the one-month LIBOR plus 7.25% (a combined current rate of 7.49%).  The proposal is subject to the execution of definitive documents and therefore is subject to change.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On September 30, 2009, our Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)), and concluded that our disclosure controls and procedures were not effective and designed to ensure that material information relating to the Company and our consolidated subsidiaries would be made known to them by others within the Company.  This conclusion was based primarily on the facts identified in our Annual Report on Form 10-K for fiscal year ended December 31, 2008, filed with the SEC on May 4, 2009.

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

In our Annual Report on Form 10-K for the year ended December 31, 2008, we identified material weaknesses in internal control over financial reporting and a related remediation plan.  To date, we believe we have made progress towards remediation, including taking steps to:

•
increase the frequency of our board of directors and audit committee meetings to more actively engage those bodies in the provision of oversight of our internal controls and the review of complex or unusual accounting transactions;

•	provide a mechanism for the submission of anonymous reports, relating to accounting or audit irregularities, directly to our audit committee chair and legal counsel;
•	provide our internal audit consultant with direct access to our audit committee chairperson;
•	include our internal audit consultant in quarterly meetings of our audit committee to provide a status update on the effectiveness of our internal controls;
•	conduct additional training on internal controls for our management, financial reporting and operations staff;
•	integrate our PQH Wireless division’s operations into our centralized payroll, expenditures, information technology, revenue and financial reporting processes
•
execute timely preparation of balance sheet account reconciliations accompanied by sufficient supporting documentation and review and approval for validity, completeness and accuracy performed by a member of accounting management;

•	formalize journal entry preparation and review process to include sufficient supporting documentation and proper review and approval prior to recording;
•	launch an automated timekeeping system with built-in features to route timesheets for supervisor approval;
•	design an automated system to track inventory for our PQH Wireless division;
•	implement a structured financial reporting process that includes properly segregated duties, close calendar and schedule of required tasks and internal controls;
•	implement a procedure that ensures review of the financial statements by our Chief Executive Officer and the full board of directors prior to filing with the SEC;
•	implement a reporting tool with our upgraded financial software application to produce the consolidated balance sheet and income statement in an automated manner; and
•	generally improve the segregation of duties within the financial reporting, information technology, payroll and expenditures processes.

Despite the progress we believe we have made, we were unable to conclude that the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2008 were effectively remediated as of September 30, 2009 due to the fact that (i) less than the entire remediation plan has been implemented and (ii) an insufficient period of time has passed for management to test and document the effectiveness of those controls which have been altered or newly created as part of the remediation plan (as summarized above).  For further information, please see our Annual Report on Form 10-K for fiscal year ended December 31, 2008.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

 Item 3. Defaults upon Senior Securities

As of November 13, 2009, we partially paid the dividends on our Series A Convertible Preferred Stock that originally became due on January 15, April 15, July 15, and October 15, 2009, aggregating to $2,100,000.  As of November 13, 2009, our board of directors has authorized the payment of $950,000, which has been paid.  Our Series A preferred stock ranks senior to our common stock.

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

Dated: November 13, 2009	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer, Chief Operating Officer and Interim Chief Financial Officer