Form 10-K
period 2009-12-31
WESTERN CAPITAL RESOURCES, INC.
filed 2010-03-31
CIK 1363958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of June 30, 2009 was approximately $3.16 million based on the closing sales price of $1.01 per share as reported on the OTCBB.  As of March 24, 2010, there were 7,996,007 shares of our common stock, no par value per share, outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

Western Capital Resources, Inc.
Form 10-K

Table of Contents

PART I

ITEM 1    BUSINESS

OVERVIEW

Western Capital Resources, Inc. (“Western Capital Resources,” “the Company,” “we” or “us”) is a Minnesota corporation that maintains two operating segments: one provides short-term consumer loans, commonly referred to as cash advance or “payday” loans, and the other operates Cricket retail cellular wireless stores.

Payday operations are conducted under its wholly owned subsidiary Wyoming Financial Lenders, Inc.  The Federal Trade Commission describes these loans as “small, short term high rate loans.”  Our loans are offered and made in exchange for fees that, if treated as interest, are at a rate extraordinarily higher than prime and are made to individuals who do not typically qualify for prime rate loans.  As a consequence, our loans may be considered a type of subprime loan.  At December 31, 2009, we operated 55 payday lending stores in 10 states, including Colorado, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming.   Our provision of payday loans is typically heavily regulated by the various states in which we operate, and our payday lending business is extremely susceptible to the adverse effects of any changes in federal or state laws and regulations that may further restrict or flatly prohibit payday lending.

Through our payday segment, we also provide ancillary consumer financial products and services that are complementary to our payday lending business, such as check-cashing services, money transfers and money orders.  Our check-cashing services involve the cashing of checks for a fee; money-transfer services involve the transfer of money by wire for a fee; and our money-orders services involve the issuing of money orders for a fee.  We believe these services are complementary since customers typically come to our stores for financial reasons and to procure financial services (i.e., obtain a loan).  Once the loan has been obtained, a customer may, for instance, decide to wire a payment of money or obtain a money order to satisfy a debt or other obligation.  Our loans and other services are subject to state regulations (which vary from state to state), and federal and local regulations, where applicable.

Our second segment operates retail stores selling Cricket cellular phones and accessories.  We are a premier Cricket dealer.  Cricket phones are prepaid cellular phones that function for a period of time, without usage limitations and without any long-term contract or commitment required from the consumer, for a flat fee.  At the close of business on December 31, 2009 we owned and operated 33 Cricket wireless retail stores in seven states, including Illinois, Indiana, Kansas, Maryland, Missouri, Nebraska and Texas.    While there are state regulations that affect our provision of Cricket phone products and services, our Cricket phone business is not highly susceptible to the adverse effects of changes in federal or state laws and regulations.

Through this segment we also provide our guaranteed phone service, a home phone (land line) service.   Revenues from our guaranteed phone sales are not significant and will be phased out in 2010.

For the fiscal year ended December 31, 2009, each of our major lines of business (i.e., payday lending, check-cashing services, sale of Cricket phone products, Cricket payment processing and other phone-related services) generated associated fees.  In 2009, we generated approximately:

•	$10.70 million in payday lending fees representing approximately 58.4% of our total revenues,
•	$5.29 million in phone and accessory sales representing approximately 28.9% of our total revenues,
•	$.81 million in check-cashing fees representing approximately 4.4% of our total revenues, and
•	$1.51 million in other income and fees representing approximately 8.2% of our total revenues.

The table below summarizes our financial results and condition as of December 31, 2009 and 2008 (audited):

	December 31, 2009	December 31, 2008
Revenues	$18,309,601	$12,874,817
Net loss to common shareholders	$1,328,318	$1,495,315
Current assets	$7,550,435	$9,252,235
Current liabilities	$4,804,391	$3,418,196
Total assets	$21,094,678	$21,212,639
Total liabilities	$7,192,553	$5,982,196
Shareholder equity	$13,902,125	$15,230,443

The above figures include an assumed preferred stock dividend relating to our Series A Convertible Preferred Stock in the aggregate amount of $2.1 million for 2009 and 2008.

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

When we make cash advance or “payday” loans, we provide our customers with cash in exchange for a promissory note with a maturity of generally up to four weeks that is supported by that customer’s post-dated personal check for the aggregate amount of the loan, plus a fee.  During 2009, we offered payday loans ranging from $10 to $1,300, with the average loan amount being approximately $314.  Approximately 76.1% of our loan transactions are made for a period of up to four weeks and approximately 23.9% of our loan transactions involve loans whose initial maturity extends beyond four weeks.  To repay the loans, customers may pay with cash, in which case their personal check is returned to them, or allow their personal check to be presented to their bank for collection.

The Payday Loan Process

Customers seeking to obtain a payday loan must:

•	complete a loan application
•	maintain a personal checking account
•	have a suitable source of income
•	have a valid driver’s license or other form of picture ID
•	not otherwise be in default on a loan from us where available
•	enter into a standard loan agreement and promissory note with us, and
•	deliver their personal post-dated check.

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

We require that a customer have and maintain a personal checking account for a number of reasons.  First, we need to ascertain that the personal post-dated check we receive from that customer is written against a valid and existing checking account.  Second, we review recent bank statements from the checking account for proof that the customer’s statements to us, and the representations made to us in the related loan agreement, relating to their employment and level of income are accurate.  Third, we also review the recent bank statements for evidence of any returned checks.  If an applicant had multiple returned checks on their recent bank statements, we are unlikely to extend a loan to that person.

Ordinarily, we deem items such as a recent pay stub, or a bank statement evidencing periodic deposits, as sufficient proof of current employment.  We do not, however, independently verify that a borrowing customer is employed at the time of a loan.  Furthermore, we do not require or request any information relating to whether a borrowing customer’s employment is on a full-time or part-time, or hourly or salaried, basis; nor do we otherwise make any independent verification regarding these kinds of employment-related facts.  We make loans without proof of employment and without a recent bank statement only to repeat customers, who have not previously defaulted on loans we have made to them, in states that do not require those items as prerequisites for a loan.  An employment income source is determined to be “suitable” if it appears to be valid from our review of the bank statements a borrower provides us, and any pay stubs they may also offer as evidentiary support for their employment.  Generally, we do not advance a customer more than 25% of the monthly income that they appear to earn, based on our review of applicable documentation the customer provides to us.  We apply this limitation to all of our customers and in all circumstances, including attempts to roll over loans, except for repeat customers who have had repaid all of their prior loans on time.

We do not undertake any formal or informal credit check of borrowers, or any review of their credit history in connection with a proposed loan transaction.  When making a loan to a first-time customer, we obtain reports from a third-party vendor that summarizes recent credit requests, existing bad debt, and existing delinquencies.  These reports are provided by Teletrack.  If an applicant has a poor Teletrack report showing multiple recent credit requests or existing delinquencies, or more than one returned check on their recent bank statements, we are unlikely to extend a loan to that person.  We do not order Teletrack reports for repeat customers.

As part of each lending transaction, we enter into a standardized written contract with the borrowing customer.  The standardized contracts vary slightly based on differing state laws, but all of our standard contracts plainly state in simple terms the annual percentage rate (assuming the fees we charge are computed as interest) in compliance with Regulation Z, and the consequences of defaulting on the loan.  We retain copies of our written contracts at the stores where the transactions are processed and also provide copies to our customers.  Our standard documentation includes:

•	a promise to repay the loan and associated loan fee
•	an express right to prepay without penalty (but without return of any portion of the associated loan fee unless required by state law)
•	a statement that the borrower will pay an additional fee in the event that the post-dated check is returned for insufficient funds
•
the borrower’s right to rescind the transaction, without cost, at any time prior to the close of business on the business day immediately following the date of the loan, by returning the borrowed amount and acknowledgment that the loan was rescinded

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

Upon completion of a loan application, the provision of proof of an existing bank account, current income, a valid driver’s license or other acceptable photo identification, and signed loan agreement and our acceptance of such agreement, the loan approval process is complete.  At that point, the customer signs a promissory note and provides us with a personal post-dated check for the principal loan amount plus a specified fee.  All documentation is reviewed and payday loans are approved at the store level only, barring extraordinary circumstances.  Nearly all of the loans we make are “payday loans” where the borrower provides us with a personal post-dated check.  All checks are drawn upon the borrower’s bank.  We do not accept third-party checks in connection with a payday lending transaction.  We make very few “deferred deposit advance” loans, and we estimate that fewer than one percent of our total loans during 2009 were loans of this type.  In part, this is because we require reasonable proof of current employment as a condition to obtaining a loan from us.

Beyond the steps described above, we do not make any independent determination of the ability of a potential borrower to repay the loans we make to them.  Instead, we rely on a borrower’s representations to us and proof regarding their employment and ownership of an active bank account, our review of their recent bank statement, and our general policy that limits loans to no more than 25% of a borrower’s monthly income.

In general, our lending process and standards are extraordinarily different from those used by banks.  To our knowledge, banks typically order and carefully review credit reports, engage in some level of analysis relating to the ability of a potential borrower to repay the loan, and will typically make independent verification of employment and earnings history through payroll deposits, phone calls, reviews of tax returns and other processes—all in an effort to minimize the risk of a loan default.  As a result, we generally experience a higher default rate on our personal loans than banks do on their personal loans.  At December 31, 2009, we had an aggregate of approximately:

•	$4.00 million in outstanding loan principal due to us
•	$.70 million in payday fees due to us
•	$1.41 million of late loans (customers’ repayment checks presented as NSF within the last 180 days

The Fees We Charge

The fee we charge for a payday loan varies from state to state, based on applicable regulations, and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed.  We do not charge interest in connection with our loans.  If, however, we calculate the loan fees we charge as an annual percentage rate of interest, such rate would range from 118% for a 31-day loan transacted in Wyoming (on the low end) to approximately 574% for a 14-day loan in Wisconsin (on the high end), with the average actual loan fees we charge involving an imputed annual percentage rate of approximately 364%.  The term of a loan significantly affects the imputed APR of the fees we charge for our loans.  For instance, when a $15 fee is charged for a two-week loan of $100, the resulting APR is 390%.  When the same fee on $100 is charged for a four-week loan, the resulting APR is 195%.  When our general range of loan fees is applied to our average 2009 loan amount of $314, the APR ranges from 391% to 574% for a two-week loan involving a $47.10 and $69.08 fee, respectively; and from 196% to 287% for a four-week loan involving a $47.10 and $69.08 fee, respectively.  Currently, we do not charge the maximum fee permitted in all of the states where we operate.  We do, however, charge a uniform fee for all transactions processed in any particular state that involve the same range of payday loan amounts and the same term.

The table below sets forth the uniform fees we charge and imputed APRs in the states where we operated during 2009:

State	Fees	APR (%) on a 14-day $100 Loan	APR (%) on a 28-day $100 Loan	APR (%) on a 14-day $300 Loan	APR (%) on a 28-day $300 Loan
Colorado	20% on first $300 advanced; $7.50 per $100 advanced (up to $500)	521%	261%	521%	261%
Iowa	$15 on first $85 advanced; 11.1% on additional amounts (up to $445)	435%	217%	338%	169%
Kansas	$15 per $100 advanced	391%	196%	391%	196%
Montana	23% per $100 advanced if greater than 16 days or 13% per $100 advanced if 16 days or less (max. fee of $61.62)	339%	300%	338%	300%
Nebraska	$17.50 per $100 advanced	456%	228%	456%	228%
North Dakota	$20 per $100 advanced	521%	261%	521%	261%
South Dakota	$20 per $100 advanced	521%	261%	521%	261%
Utah	$20 per $100 advanced	521%	261%	521%	261%
Wisconsin	$22 per $100 advanced	574%	287%	574%	287%
Wyoming	30% per $100 advanced if loan is less than $150 or 20% per $100 advanced if loan is equal to or greater than $150 (subject to numerous maximums)	521%	391%	261%	261%

Of the 10 states in which we presently operate, three states (South Dakota, Utah and Wisconsin) do not limit the fees we may charge, or the term (i.e., the length) of the loans we may offer, our customers.  In addition, two of these states (Utah and Wisconsin) do not limit the amount we may loan to customers in a payday lending transaction.  In South Dakota, we offer loans from $20 to $500, charge $20 for each whole or partial increment of $100 that we loan, and offer loan terms from one to 31 days.  Our 2009 revenue derived from South Dakota amounted to 6.0% of our total 2009 payday division revenue.  In Utah, we offer loans from $30 to $1,200, charge $20 for each whole or partial increment of $100 that we loan, and offer loan terms from one to 31 days.  Our 2009 revenue derived from Utah amounted to 8.15% of our total 2009 payday division revenue.  In Wisconsin, we offer loans from $20 to $500, charge $22 for each whole or partial increment of $100 that we loan, and offer loan terms from one to 36 days.  Our 2009 revenue derived from Wisconsin amounted to 7.13% of our total 2009 payday division revenue.

Currently, 15 states have laws limiting the amount of fees that may be charged in connection with any lending transaction (including payday lending transactions) when calculated as an annual percentage rate or the payday lending is expressly prohibited.  These limitations, combined with other limitations and restrictions, effectively prohibit us from utilizing our present business model for cash advance or “payday” lending in those jurisdictions. In addition, the federal government passed the “2007 Military Authorization Act” which prohibits lenders from offering or making payday loans (or similar lending transactions) to members of the U.S. military when the interest or fees calculated as an annual percentage rate, exceed 36%.  Like the state limitations discussed above, this limitation effectively prohibits us from utilizing our present business model for cash advance or “payday” lending when dealing with members of the U.S. military.  As a result of these restrictions, we do not and do not plan to conduct business in these state jurisdictions or with U.S. military personnel.

The above-described fees are the only fees we assess and collect from our customers for our loans.  Nevertheless, we also charge a flat fee that ranges from $15 to $30 (depending on the state) for returned checks in the event that a post-dated check we attempt to cash as repayment for our loan is returned.  In 2009, we had approximately 8,425 checks returned that were assessed a fee, compared to approximately 10,167 such checks during 2008.  In 2009, we collected approximately 32.97% of the returned check fees for these bad checks, for a total of approximately $54,800.  In 2008, we collected approximately 36.07% of these returned check fees, for a total of approximately $72,940.

Extensions or “Rollovers” of Payday Loans

In addition, when a customer “rolls over” or extends the term of an outstanding loan, we treat that rollover or extension as a brand new loan and we again charge the above-described loan fee for that transaction.  This rollover has no effect on the imputed annual percentage rate of the loan in those cases where the extended term is equal to the initial term of the loan.  For example, a $100 four-week loan that costs $20 to obtain is the APR equivalent of 261%.  If a customer extends the term of that loan for an additional four-week period, the customer will have paid $40 total in fees to obtain the $100 eight-week loan—which is again the APR equivalent of 261%.  In cases where a customer (1) extends or rolls over a loan for a length of time that is less than the original loan or (2) repays the extended loan prior to the expiration of the fully extended term, the imputed APR will increase.  For example, if a customer who obtained an initial $100 four-week loan for $20 in loan fees (the APR equivalent of 261%) later extends the term of that loan for only two additional weeks and pays the additional $20 loan fee, that customer will have borrowed $100 for a six-week period at a total cost of $40—which is the APR equivalent of 347%.  We do not charge any interest on the unpaid fee from the initial term of the loan because, as a condition to agreeing to a loan extension, we will only accept cash payment of the fee for extending the loan.  In 2009, 13.65% of our total loan fee revenues were derived from loan fees charged and collected upon the extension or rollover of payday loans.

Most states prohibit payday lenders from extending or refinancing a payday loan.  Nevertheless, five states in which we presently operate—Colorado, South Dakota, North Dakota, Utah and Wisconsin—do permit a loan to be extended or “rolled over” for a specified period.  Specifically, Colorado and North Dakota permit only one loan extension; South Dakota permits up to four loan extensions; and Utah and Wisconsin have no limit on the number of loan extensions.  In the aggregate, we extended approximately 14.7% of all our total loans made during 2009.  Of the total payday loans we made during 2009 that were eventually extended, the average number of times they were extended was approximately 2.3 times.

The table below sets forth the minimum and maximum payday loans we approve, the maximum fee we charge, the maximum term of the payday loan and whether an extension/rollover is permitted in the state were we operate.

State	Minimum Loan	Maximum Loan	Maximum Fee	Maximum Term	Extension/Rollover Permitted
Colorado	No minimum	$500	20% of first $300; 7.5% thereafter	40 days	Yes
Iowa	No minimum	$500	$5+10% of first $100*; 10% thereafter	31 days	No
Kansas	No minimum	$500	$15 per $100	30 days	Not prohibited
Montana	$50	$300	25%	31 days	No
Nebraska	No minimum	$500	15%* per $100	31 days	No
North Dakota	No minimum	$600	20%	60 days	Yes
South Dakota	No minimum	$500	No limit	No limit	Yes
Utah	No minimum	No limit	No limit	84 days	No
Wisconsin	No minimum	No limit	No limit	No limit	Yes
Wyoming	No minimum	No limit	20%	30 days	No

*  Denotes that the applicable percentage is calculated on the loan amount plus any finance charges.

Multiple Loans to Single Customers

We occasionally make multiple loans to a single customer if permitted by applicable law and regulations.  Based on our outstanding loans as of December 31, 2009, approximately 6.5% of our customers had more than one loan outstanding.  In these cases, the average number of separate loans outstanding was 2.11 and the average aggregate principal amount loaned was approximately $550.

Risks Associated With Our Loans—Default and Collection

Ordinarily, our customers approach us for a loan because they currently have insufficient funds to meet their present obligations, and so rarely if ever do our customers have sufficient funds in their checking accounts to cover the personal post-dated checks they provide us at the time of the loan transaction.  The nature of our payday loan transactions present a number of risks, including the ultimate risk that the loan will not be paid back.  In addition, we do not obtain security for our payday loans principally because, even assuming our customers would have potential collateral to offer as security for a payday loan, the small size of each particular lending transaction does not justify the time, effort and expense of identifying the collateral and properly obtaining a security interest in such collateral.  As a consequence, all of our payday loans are unsecured.  This means that, absent court or other legal action compelling a customer to repay our loans, we rely principally on the willingness and ability of our customers to repay amounts they owe us.  In this regard, in many cases the costs of merely attempting to collect the amounts owed to us exceed the amounts we would seek to collect—making it impractical to take formal legal action against a defaulted borrower.

When a customer defaults on a loan, we engage in store-level collection practices that include attempts to contact the customer and obtain payment, and attempts to contact the customer’s bank in order to determine whether funds are available to satisfy their personal post-dated check.  If funds are available, we present the check to the bank for repayment and an official check from the bank is obtained to pay off the item.  The costs involved in these initial collection efforts are minimal as they involve some employee time and possibly a flat $15-30 bank fee to cover the cost of the cashier’s check.  If funds are not available, we generally attempt to collect returned checks for up to 90 days, principally through continued attempts to contact the customer.  If our attempts remain unsuccessful after 90 days, we assign the item to a collection agency.  Assignment to a collection agency may cost us 30-40% of the amount eventually collected (if any) from the customer.  Ordinarily, we do not recoup any costs of collection from our customers.

Historically, we collect approximately 55% of all returned checks, which results in approximately 2.81% of our total payday loans being uncollectible.  In 2009, we made approximately 200,815 loan transactions, of which approximately:

•	79.4% were paid in full at or prior to the expiration of the original loan term, accounting for approximately 78.6% of our loan fee revenues
•	14.9% were refinanced, extended, renewed or otherwise paid after the expiration of their original loan term, accounting for approximately 15.2% of our loan fee revenues, and
•	5.7% involved a personal post-dated check that was returned for insufficient funds.

Marketing Strategy

Our advertising and marketing efforts are designed to introduce customers to our services, build customer loyalty and generate repeat visits and transactions.  Our principal means of advertising our payday lending and Cricket wireless cellular services consists of promotional materials and Yellow Page directories used in our active markets.  Our Cricket locations are also listed on the Cricket Wireless website and are searchable by address, city or zip code.

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

Predatory Lending and Regulatory Concerns

The Federal Trade Commission has issued an FTC Consumer Alert (Federal Trade Commission, March 2008, Consumer Alert entitled “Payday Loans Equal Very Costly Cash: Consumers Urged to Consider the Alternatives”) that discourages consumers from obtaining payday loans such as the loans we offer, primarily on the basis that payday loans are very costly and consumers should consider alternatives to accepting a payday loan.  For further information, you may obtain a copy of the alert at www.ftc.gov/bcp/edu/pubs/consumer/alerts/alt060.shtm.

In general, the payday lending suffers from the perception and widespread belief that payday lenders are in the nature of predatory lenders, offering loans to low income and poorly educated consumers at costs that are too high to be good for consumers.  This perception and belief results in frequent efforts in the U.S. Congress and various state legislatures, often proponed by consumer advocacy groups and lobbyists for traditional financial institutions such as banks, to further regulate and restrict or outrightly prohibit payday lending.  For example, the federal government recently passed the 2007 Military Authorization Act which prohibits any persons from offering or making loans to members of the military when the interest and loan fees, calculated as an annual percentage rate, exceed 36%.  This limitation effectively prohibits payday lenders from making payday loans to members of the U.S. military.  Moreover, a bill was introduced before the U.S. Senate in July 2008, entitled the “Protecting Consumers from Unreasonable Credit Rates Act of 2008” (an amendment to the Truth in Lending Act), proposing to set a maximum actual or imputed interest rate of 36% on all extensions of credit of any type anywhere in the United States.  The bill is intended to limit the charges and fees payable in connection with payday lending. Presently, the bill is in the Senate Committee on Banking, Housing, and Urban Affairs.  The Company has no further information regarding the bill at this time.  The passage of this bill into law would essentially prohibit the Company from conducting its payday lending business in its current form, and would certainly have a highly material and adverse effect on the Company, its operating results, financial condition and prospects—including its very viability.  For more information, please see “Risk Factors” below.

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

In February 2009, Congress introduced H.R. 1214 (the Payday Loan Reform Act of 2009) as an amendment to the Truth in Lending Act.  If enacted, this amendment would restrict charges for a single-payment loan to a 391% effective annual rate, or $15 per $100 for a two-week loan, prohibit loan rollovers, limit borrowers to one outstanding loan at a time and permit only one extended repayment plan every six months.

Finally, we have become aware of continued aggressive enforcement and prosecution by the Federal Trade Commission against payday lenders using unfair and abusive lending practices in violation of the Truth in Lending Act and Regulation Z, including failures to properly disclose loan terms and imputed APRs.  In particular, we believe that FTC regulators are expanding theories relating to “fair and adequate” disclosure loan terms.  This focus includes marketing and advertising materials (specifically, the layout and presentation of such materials), and specific practices, that may detract attention from or diminish the prominence of disclosures relating to loan terms, and the costs and risks involved with payday loans.  Moreover, it has come to our attention that FTC regulators are more keenly scrutinizing whether payday lending business practices match advertised claims.  While we do not presently anticipate any adverse regulatory issues or outcomes relating to our business, it is possible that one or more of our store locations could come under FTC scrutiny and that any such scrutiny could negatively affect store performance and consumer considerable time and attention of our management.

Seasonality

We have experienced seasonality in our payday lending operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

Effect of General Economic Conditions on our Payday Lending Business

We believe that consumer demand for our payday lending services is increasing given the depth and duration of the present crises in the credit markets and financial services industry; however, the significant rise in unemployment levels has reduced the pool of payday loan consumers that can meet all of our loan qualifications, particularly the employment requirement.  In addition, it seems likely that the continued economic situation and higher unemployment rates could result in greater loan losses than we experienced in 2009 with unemployment rates expected to remain high for the foreseeable future.  Our business experienced fluctuating changes in our provision for loan losses in recent years.  For instance, our provision for loan losses totaled $1.55 million for 2009, a decrease of $.33 million from our provision of, $1.88 million for 2008, and an increase of $.07 million from our 2007 provision of $1.48 million.  Our provision for loan losses as a percentage of loan fee revenue was 14.5% for 2009, 18.5% during 2008 and 16.3% during 2007.  The less favorable loss ratio in 2008 reflected in part a more challenging collections environment as a result of an increase in bankruptcy filings, higher energy prices and increased competition in the lending industry.  We believe that as the country moves out of this recession and into recovery, our consumer base will increase as individuals are denied credit by traditional lenders because of recent unemployment or liquidity issues.  Due to our inability to foretell the depth and duration of the present economic downturn, we believe there are currently uncertainties in how significant any increased loan losses for 2010 may be.

The credit available within our industry has been negatively impacted by the current economic situation and negative perception of funding payday lending operations.  Future growth in our payday lending business beyond reinvestment of our current profits may be limited due to the tighter credit markets.  Furthermore, we anticipate that the present condition of the financial markets and increased regulation related to payday lending currently under consideration at the federal level may make it more difficult for us to borrow money to fund the expansion of our operations through acquisitions.

CRICKET PHONE BUSINESS

General Description

We are an authorized dealer of Cricket Wireless products and services and operate Cricket retail stores in Nebraska, Missouri, Texas, Kansas, Illinois, Indiana and Maryland.  Although Cricket Wireless owns a number of corporate stores, Cricket Wireless is partnering with dealers in order to reach their market-penetration goals.  Authorized dealers are permitted to sell the Cricket line and generally locate their store operations in areas with a strong potential customer base where Cricket does not maintain a corporate storefront.  These locations are generally within the urban core or surrounding areas of a community.  We are an authorized premier Cricket dealer, and as such, we are only permitted to sell the Cricket line of prepaid cellular phones at our Cricket retail stores.  In addition, each store we operate must resemble a Cricket corporate store.  Once we identify an area to locate a new store, we contact Cricket Wireless to obtain approval.   Once Cricket Wireless approves our recommended location, we establish the storefront.  Cricket Wireless provides assistance with exterior signage cost, marketing funds for the launch and premier kits for display.

We profit in this business through retail sales of cellular phones used with Cricket services, sales of phone accessories (e.g., face plates and phone chargers), fees charged when a customer changes services (service reactivations, adding lines, plan changes, etc), or whenever a customer pays his or her Cricket invoice at one of our store locations.

We bear no risk of non-payment because of the prepaid nature of the service and because Leap Wireless Communications provides the cell phone services.  Service automatically terminates upon nonpayment, which is midnight of the date on which the payment is due if the account remains unpaid.  If a customer pays their service charge within 60 days of termination, the service is reinitiated and the phone number remains unchanged.  After 60 days, a customer is deemed to be a new customer and a new phone number is assigned.

Market Information and Marketing

At December 31, 2009, Cricket cellular phone service was offered in 35 states and had approximately 4.65 million customers.  Leap Wireless Communications, Inc., a Delaware public reporting corporation and the owner of Cricket Wireless, plans to expand its network footprint by launching Cricket service in new markets and increasing and enhancing coverage in our existing markets.  Cricket Wireless service offers customers unlimited wireless voice and broadband data services for a flat monthly rate.  In addition, our retail stores offer Cricket PAYGo™ services, which is an unlimited prepaid wireless service, in select markets.  Cricket PAYGo is a daily pay-as-you-go wireless and text messaging service designed for customers who prefer the flexibility and control offered by traditional prepaid services but who are seeking greater value for their dollar.

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

Market Strategy

We believe that our business model is scalable and can be expanded successfully into adjacent and new markets as we continue to perfect our operational protocols and our administrative office functions relating to our Cricket business.  We are looking to acquire additional Cricket dealerships in the midwest and launch additional stores in new Cricket markets that are currently underserved by competing service providers.

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

•	Cricket handsets
•	Cricket broadband service affording customers unlimited wireless access to the Internet through their computers at a flat rate with no long-term commitments or credit checks, and

•	Cricket PAYGo service, an unlimited prepaid (daily pay-as-you-go) wireless and text messaging service available in select markets.

The payment options for Cricket customers include:

•	point of activation, which can be either through automatic charge against a debit or credit card on bill cycle due date
•	check payment by mail
•	payment at any corporate Cricket store, dealer location or alternative payment locations (e.g., a local grocery store), and
•	payment by telephone using a credit or debit card.

Customers also have an option on the purchase of their cellular phone.  The customer can either purchase a new phone from us or purchase a used phone from a previous customer.  All phones must be paid for in full because there is no contract for the monthly prepaid service.  Phones range in price from $20 (with limited features) to high-end telephones at $200.

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

During the last few years, legislation has been introduced in the U.S. Congress and in certain state legislatures proposing various restrictions or an outright prohibition on payday lending.  Currently, state laws in Oregon and Georgia have effectively eliminated the ability to conduct payday lending activities in those states, and payday lending will be prohibited in Arizona in July 2010.  In addition, a 2007 federal law prohibits loans of any type to U.S. military personnel and their family members with charges or interest in excess of 36% per annum.  Finally, Congress has pending legislation to amend the Truth in Lending Act that, if passed, would impose severe restrictions on the imputed APR calculations on loan fees, the number of outstanding loans to the same consumer, rollovers and extended repayment plans.

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

With the introduction of Straight Talk service by Walmart in October 2009 and Cricket PAYGo™ services into Target stores in November 2009, it is possible that current and potential new customers will purchase these or other future competing services from these national resellers because of brand recognition, location or convenience, any of which would negatively impact our sales and our ability to win authorizations for new locations to grow our Cricket business.  In addition, it is possible that Cricket Communications may itself, at some point in the future, determine to become more involved in the direct operation of its retail stores and move away from an authorized distributor business model.  In any such event, our ability to maintain and grow our Cricket business will be negatively impacted.

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

SECURITY

We believe the principal security risks to our operations are robbery and employee theft.  We have established extensive security systems, dedicated security personnel and management information systems to address both areas of potential loss.  To protect against robbery, most payday lending store employees work behind bullet-resistant glass and steel partitions, and the back office, safe and computer areas are locked and closed to customers.  Our security measures in most payday lending and Cricket stores include safes, electronic alarm systems monitored by third parties, control over entry to customer service representative and inventory areas, detection of entry through perimeter openings, walls and ceilings and the tracking of all employee movement in and out of secured areas.  Employees use cellular phones to ensure safety and security whenever they are outside secured areas.  Additional security measures used in many stores include some combination of alarm systems, remote control over alarm systems, the arming, disarming and changing of user codes, and mechanically and electronically controlled time-delay safes.

Since we have high volumes of cash and negotiable instruments at our stores and inventory volumes at our Cricket stores, we believe that daily monitoring, unannounced audits and immediate responses to irregularities are critical to security and play an important role in our internal controls.  Our regional managers perform weekly unannounced store audits and cash counts at our stores as well as random inventory counts of cellular phones and accessories.  We self-insure for employee theft and dishonesty at the store level.

EMPLOYEES

At December 31, 2009, we had approximately 208 employees, consisting of 192 store personnel (111 of whom were employed at payday loan stores and 81 of which were employed at Cricket retail stores), two Guaranteed Phone employees,  ten corporate office employees and four corporate office managers.  We believe our relationship with our employees is good, and we have not suffered any work stoppages or labor disputes.  We do not have any employees that operate under collective-bargaining agreements.

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

The Company’s year ends December 31, 2009.  Neither the Company nor any of its predecessors have been in bankruptcy, receivership or any similar proceeding.

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

At the effective time of the Merger, the legal existence of WFL Acquisition Corp. ceased and all shares of capital stock of Wyoming Financial Lenders that were outstanding immediately prior to the Merger were cancelled, with one share of common stock of such corporation issued to the Company.  Simultaneously, WERCS, a Wyoming corporation and the former sole holder of capital stock of Wyoming Financial Lenders, Inc., received:

•	1,125,000 shares of our common stock, representing approximately 17.9% of our common stock outstanding immediately after the Merger, and
•
10,000,000 shares of our newly created preferred stock, designated as “Series A Convertible Preferred Stock,” which was then and presently remains convertible into our common stock on a share-for-share basis, subject to adjustment.

On an aggregate and as-if-converted basis, WERCS received and held 11,125,000 common shares representing approximately 63.3% of our common stock immediately after the Merger.  In addition, WERCS received a cash payment of $278,845 in return of capital in connection with the Merger.

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

The Merger resulted in the change of control of the Company and a change in our Board of Directors.  In that change of control, and as contemplated by the Merger Agreement, WERCS, the former owner of Wyoming Financial Lenders, became our controlling shareholder (beneficially owning, immediately after the Merger, approximately 63.3% of our common stock) and the sole director serving on our Board of Directors prior to the Merger resigned immediately after approving an increase in the number of directors comprising the Board of Directors, and appointing five new directors at the effective time of the Merger.  Nevertheless, certain management-level appointments were made several weeks prior to the Merger.  For instance, at the time of the Merger our Chief Operating Officer (Mr. John Quandahl) was the Chief Operating Officer of Wyoming Financial Lenders.  Our executive management was changed on November 29, 2007, in anticipation of the Merger.  At that time, it was the determination of the URON Board of Directors that, since a letter of intent had already been entered into with Wyoming Financial Lenders with respect to a possible merger transaction, the process of integrating the two companies would proceed far more smoothly if day-to-day operational decisions respecting such integration could be made by persons who were intimately familiar with the business to be acquired.  This decision was significantly influenced by the fact that (i) the management personnel appointed on November 29, 2007 were not involved in URON’s dwindling dial-up internet business and (ii) our Board of Directors remained unaffected and wholly controlled by our pre-Merger shareholders.  Accordingly, if the parties had failed to promptly reach a definitive Merger Agreement and eventually engage in the Merger, our Board of Directors would have removed the newly appointed executives without effect on URON’s dial-up internet business.  Furthermore, our Board of Directors was fully informed about the conflicts of interest presented by the management appointments, and expressly retained final discretion to approve the closing of the Merger transaction—even after the Merger Agreement had been executed and delivered on December 13, 2007.

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

For further information regarding the Settlement Agreement, please see our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on May 4, 2009.

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

On January 4, 2010, Wyoming Financial Lenders, Inc., executed an amended Business Loan Agreement and associated Promissory Note with Banco Popular North America with an effective date of October 30, 2009 refinancing the matured note.  Western Capital Resources and Banco Popular also entered into a new Commercial Pledge Agreement pursuant to which Western Capital Resources pledged its share ownership in Wyoming Financial Lenders, Inc. and substantially all of its other assets to Banco Popular as collateral security for the obligations of Wyoming Financial Lenders under the amended Business Loan Agreement and Promissory Note.

In connection with the execution of the new agreements, Wyoming Financial Lenders paid Banco Popular $216,046 in principal ($100,000 loan reduction at renewal plus the first two scheduled installments of $52,776) and interest accrued through December 31, 2009.  The payment terms under the new Promissory Note require the company to make seven monthly principal payments of $52,776 from November 29, 2009 through May 29, 2010, followed by $175,000 principal payment on May 29, 2010 and a balloon payment of $1,508,895 on May 31, 2010.  Under the new Promissory Note, interest will accrue on the unpaid principal balance at the variable rate equal to (i) the one-month LIBOR (as published by the British Banker’s Association) (currently 0.24%) plus (ii) a margin of 7.25%.

Definitive Stock Purchase and Sale Agreement

On February 23, 2010, WERCS entered into a definitive Stock Purchase and Sale Agreement by and between WERCS, and WCR Acquisition, Inc., a Delaware corporation, pursuant to which WERCS has agreed to sell to WCR all shares of the Common Stock and Series A Convertible Preferred Stock of the Company owned by WERCS.  The parties later agreed to the assignment of the purchase rights to WCR, LLC, a Delaware limited liability company, pursuant to an amendment to the Stock Purchase and Sale Agreement .  The sale of these shares is scheduled to close on the later of March 31, 2010 or two business days after the satisfaction or waiver of all applicable closing conditions set forth in the Stock Purchase and Sale Agreement, including conditions that the Company’s Articles of Incorporation be amended so that the provisions of the Minnesota Control Share Acquisition Act do not apply to the sale of such shares to WCR, LLC and that three of the four existing directors of the Company resign from the Company’s Board of Directors.  It is anticipated that the resigning directors will be replaced by persons designated by WCR, LLC.

WERCS received an aggregate of 1,125,000 shares of the Company’s common stock and 10,000,000 shares of Series A Convertible Preferred Stock in connection with a merger transaction with Wyoming Financial Lenders that was completed on December 31, 2007.  WERCS beneficially own 11,125,000 shares of the Company’s common stock, representing approximately 61.8% of the Company’s common shares.

Special Shareholder Meeting

On March 29, 2010, the Company held a special shareholder meeting in accordance with a demand made by WERCS on February 24, 2010, together with a shareholder proposal to consider and vote on an amendment to the Company’s Amended and Restated Articles of Incorporation, as amended (the “Articles”), to make the Minnesota Control Share Acquisition Act inapplicable to the Company.  The meeting demand and proposal are covered in the Company’s Proxy Statement (on Form DEF 14A) filed with the SEC on March 15, 2010.  The shareholders of the Company approved the amendment to the Articles at the special shareholder meeting.

The amendment to the Company’s Amended and Restated Articles of Incorporation, as amended, is a condition to the sale by WERCS of all of its Company common stock and Series A Convertible Preferred Stock to WCR, LLC, a Delaware limited liability company, pursuant to the terms and conditions of that certain Stock Purchase and Sale Agreement by and among WERCS and WCR, LLC.  A copy of the Stock Purchase and Sale Agreement is publicly available as Exhibit B to the Schedule 13D/A filed by WERCS with the SEC on February 24, 2010.  In addition, there are other conditions to the closing of the sale by WERCS of its capital stock to WCR, LLC under the Stock Purchase and Sale Agreement, including:

•	the resignation of specified members of our board of directors;
•
the release of Mr. Moberly from his guarantee of the obligations of Wyoming Financial Lenders in connection with the loan obtained from Banco Popular (see the “Banco Popular Line of Credit” caption above”); and

•
the Company entering into an employment agreement with its current Chief Executive Officer, John Quandahl, on terms and conditions that are substantially similar to Mr. Quandahl’s current employment arrangement with the Company.

The Company is not a party to the Stock Purchase and Sale Agreement and is not bound by any of the provisions of such agreement, including any of the conditions to the closing of the purchase and sale.

WERCS Financing Commitment

On March 30, 2010, the Company received a commitment letter from WERCS agreeing to provide a Business Loan Agreement to the Company to replace the existing Banco Popular Business Loan Agreement and associated agreements. Under the anticipated agreements with WERCS, an amount up to the unpaid balance of the existing Banco Pupular note may be borrowed at an interest rate of 12% payable monthly, with principal due one year from the date of the loan, and the note secured by the grant of a security interest covering substantially all of the assets of the Company. Other than the repayment terms, interest rate, and change in collateral, all other terms and conditions are expected to be substantially similar to those of the Banco Popular Business Loan Agreement and associated agreements.

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

There are nearly always bills pending in various states to alter the current laws governing payday lending.  Any of these bills, or future proposed legislation or regulations prohibiting payday loans or making them less profitable, could be passed in any state at any time, or existing payday loan laws could expire.  In 2008, legislation banning payday loans was introduced in Nebraska, however, the bill never made it out of committee.  However, since we derive approximately 27% of our payday revenues in Nebraska, the passage of any such legislation in Nebraska would have a highly material and negative effect on our business.

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

In July 2008, a bill was introduced before the U.S. Senate, entitled the “Protecting Consumers from Unreasonable Credit Rates Act of 2008” (an amendment to the Truth in Lending Act), proposing to set a maximum actual or imputed interest rate of 36% on all extensions of credit of any type.  The bill was intended to limit the charges and fees payable in connection with payday lending.  No action has been taken on the bill since its referral to the Senate Committee on Banking, Housing and Urban Affairs in July 2008.

In February 2009, Congress introduced H.R. 1214 (the Payday Loan Reform Act of 2009, an amendment to the Truth in Lending Act).  If enacted, this amendment would restrict charges for a single-payment loan to a 391% effective annual rate, or $15 per $100 for a two-week loan, prohibit loan rollovers, limit borrowers to one outstanding loan at a time and permit only one extended repayment plan every six months.  Presently, the bill is in the House Financing Committee.  We have no further information regarding this bill or any legislative efforts Congress may propose at this time.  The passage of this bill would have a material and adverse effect on the Company, operating results,financial conditions and prospects and even its viability.

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

In addition, regulatory actions taken with respect to a particular non-payday lending financial service that we offer could negatively affect our ability to offer such other financial services.  For example, if we were the subject of regulatory action related to our check-cashing business, that regulatory action could adversely affect our ability to maintain our payday lending licenses.  Moreover, the suspension or revocation of our license or other authorization in one state could adversely affect our ability to maintain licenses in other states.  Accordingly, a violation of a law or regulation with respect to otherwise unrelated products or in other jurisdictions could affect other parts of our business and adversely affect our business and operations as a whole.

We will likely need additional financing in the future and any such financing may dilute our existing shareholders.

We anticipate that we will continue to experience growth in our income and expenses for the foreseeable future and that our operating expenses will be a material use of cash resources.  Presently, we believe we have cash sufficient to maintain operations through May 31, 2010 when the remaining balance of approximately $1.5 million on a $2 million lending facility is due.  In the event that our income does not meet our expectations, we may sooner require additional financing for working capital.  In addition, if we determine to grow our business through acquisitions, any acquisitions we consummate will likely involve outside financing.  Any additional financing, for whatever purpose and for whatever reason, may dilute our existing shareholders.

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

Effective internal controls are necessary for us to provide reliable financial reports.  Nevertheless, all internal control systems, no matter how well designed, have inherent limitations.  Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Our most recent evaluation of our internal controls resulted in our conclusion that our disclosure controls and procedures were effective.  Our ability to maintain an effective control environment may cause investors to lose confidence in our reported financial information, which could in turn have a material adverse effect on our stock price.

The concentration of our revenues in certain states could adversely affect us.

We currently provide payday lending services in 10 states.  For the year ended December 31, 2009, revenues from our locations in Nebraska represented approximately 27% of our total payday revenues.  For the foreseeable future, we expect that a material and significant portion of our revenues will continue to be generated in Nebraska.  We operate Cricket stores in seven states.  For the year ended December 31, 2009, revenues from our Missouri stores represented approximately 39% of our total Cricket revenues.  As a result, changes to prevailing economic, demographic, competitive, regulatory or any other conditions, including the legislative, regulatory or litigation risks mentioned above, in the markets in which we operate, and in Nebraska and Missouri in particular, could lead to a reduction in demand for our services and result in a decline in our revenues or an increase in our provision for doubtful accounts, or even an outright legal prohibition on the conduct of our business.  Any of these outcomes could in turn result in a material and swift deterioration of our financial condition principally by impairing our revenues and affecting our ability to obtain financing and operating liquidity, our operating results and our business prospects (again, principally by reducing our revenues and impairing our ability to grow our business).

A default under our borrowing agreements with Banco Popular could require us to seek financing on a short-term basis that may be disadvantageous to the Company and could result in our inability to redeem and retire 550,000 shares of our common stock presently held in an escrow arrangement.

On November 13, 2008, Wyoming Financial Lenders, Inc. entered into a Business Loan Agreement and associated agreements with Banco Popular North America (“Banco Popular”), located in Rosemont, Illinois.  The Business Loan Agreement provided Wyoming Financial Lenders with a one-year revolving line of credit in an amount of up to $2,000,000.  All accrued and unpaid interest, together with all outstanding principal, was due on October 30, 2009.  On October 30, 2009, we amended our Business Loan Agreement and also entered into a new Commercial Pledge Agreement wherein we pledged our share ownership in Wyoming Financial Lenders, Inc. and substantially all of its other assets to Banco Popular as collateral security for the obligations of Wyoming Financial Lenders under the amended Business Loan Agreement and Promissory Note.  The structure of the new Business Loan Agreement changed from a line of credit to a term loan requiring the Company to make seven monthly principal payments of $52,776 from November 29, 2009 through May 29, 2010, followed by $175,000 principal payment on May 29, 2010 and a balloon payment of $1,508,895 on May 31, 2010.

In connection with the Business Loan Agreement, both Wyoming Financial Lenders and Western Capital granted security to Banco Popular. In particular, Wyoming Financial Lenders granted Banco Popular a security interest in substantially all of its assets, and Western Capital pledged its ownership (ie., shares of common stock) in Wyoming Financial Lenders. Because Wyoming Financial Lenders conducts our payday lending business, this means that if we were unable to meet our accelerated payment obligations in the event of a default, we could lose some or all of our ownership of our payday lending business.

It is also possible that other difficulties may arise in relation to our Business Loan Agreement with Banco Popular. For instance, since we have separated with Mr. Christopher Larson, it is possible that Mr. Larson may revoke or breach the terms of his guaranty agreement, resulting in a default under the Business Loan Agreement. It is also possible that we may, at some point in the future, be unable to meet a material covenant under the Business Loan Agreement or may otherwise find ourselves in default.

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

Finally, as disclosed under the Recent Development section of Part I, Item 1, we entered into a Settlement Agreement with Christopher Larson on May 1, 2009 to settle certain disputes that we had with Mr. Larson. Under the Settlement Agreement, Mr. Larson has placed 550,000 shares of his common stock in the Company in an escrow arrangement that will result in either the complete redemption of those shares or the release of those shares back to him under certain circumstances. In particular:

•
the shares will be fully redeemed in the event that either Mr. Larson's guaranty of debt owed by Wyoming Financial Lenders to Banco Popular is terminated or revoked, or all amounts owed by Wyoming Financial Lenders to Banco Popular are fully paid; or

•
the shares will be released back to Mr. Larson in the event that Mr. Larson pays money in satisfaction of the guaranty or WERCS breaches the terms of an agreement it has with Mr. Larson to indemnify him in the event he is required to perform any obligations under his personal guaranty.

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

We lack product and business diversification with a customer base primarily in urban areas, which creates a risk that our future revenues and earnings will be susceptible to fluctuations.

Our primary payday business activity is offering and servicing payday loans.  We also provide certain related and other services, such as check cashing, money transfers and money orders. The payday segment accounted for approximately 64% of our total revenues in 2009.  Our Cricket retail segment accounted for approximately 36% of our total revenues in 2009.  If we are unable to further diversify our business products and services and expand our customer-base outside of the urban areas, we may experience fluctuations in our revenues and earnings, which may be significant, relating to our payday lending business and wireless cellular sales.  Such fluctuations could result from legal or regulatory changes in one or more jurisdictions, changes in economic conditions in the jurisdictions where we provide services, or result from other risks or adverse events befalling us.  Our susceptibility to fluctuations or the actual happening of significant fluctuations in our revenues or earnings could cause our Company to be perceived as a less stable and therefore less attractive investment in general, which would likely negatively affect the market price of our common stock and our ability to obtain additional financing an acceptable terms.

Competition in the retail financial services industry is intense and could cause us to lose market share and revenues.

We believe that the primary competitive factors in the payday loan industry are store location and customer service.  We face intense competition in the payday loan industry, and we believe that the payday lending market is becoming more competitive as this industry matures and begins to consolidate.  The payday loan industry has low barriers to entry, and new competitors, such as Wal-Mart, may enter the market easily.  We currently compete with services, such as overdraft protection offered by traditional financial institutions, and with other payday loan and check cashing stores and other financial service entities and retail businesses that offer payday loans or other similar financial services, as well as a rapidly growing internet-based payday loan market.  Some of our competitors have larger and more established customer bases and substantially greater financial, marketing and other resources than we have.  As a result, we could lose market share and our revenues could decline, thereby affecting our earnings and potential for growth.

We face significant wireless cellular competition that may reduce our market share and lower our profits.

We face significant competition in our industry. We currently compete with resellers of our size including US Cellular and Metro PCS. We also compete with the four national wireless service providers: AT&T, Sprint Nextel, T-Mobile and Verizon Wireless and with Walmart’s recent rollout of their Straight Talk plan . Our ability to compete effectively will depend on, among other things, the pricing of Cricket services and equipment, the quality of our customer service, the reach and quality of our sales and distribution channels and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industry, including new technologies and business models, changes in consumer preferences, demographic trends and economic conditions. Finally, as a Cricket reseller, we are dependent upon pricing and channel strategies established by Leap Wireless.

The wireless industry also faces competition from other communications and technology companies seeking to capture customer revenue and brand dominance with respect to the provision of wireless products and services. For example, Apple Inc. is packaging software applications and content with its handsets, and Google Inc. has developed and deployed an operating system and related applications for mobile devices.

General economic conditions affect our loan losses, and accordingly, our results of operations could be adversely affected by a general economic slowdown.

Provision for loan losses, net of recoveries, is one of our largest operating expenses, constituting approximately 9% of total revenues for the fiscal year ended December 31, 2009, with payday loan losses comprising most of the losses.  At the end of each quarter, management considers recent collection history to develop expected loss rates, which are used to establish the allowance for loan losses.  Any changes in economic factors that adversely affect our customers, such as a continued economic downturn or worsening economy, could result in higher loan loss experiences than anticipated, which could in turn adversely affect our loan charge-offs and operating results.

If estimates of our loan losses are not adequate to absorb actual losses, our financial condition and results of operations may be adversely affected.

We maintain an allowance for loan losses at levels to cover the estimated incurred losses in the collection of our loan portfolio outstanding at the end of each applicable period.  At the end of each period, management considers recent collection history to develop expected loss rates, which are used to establish the allowance for loan losses.  Our allowance for loan losses was $1.24 million on December 31, 2009.  Our allowance for loan losses is an estimate, and if actual loan losses are materially greater than our allowance for losses, our financial condition and results of operations could be adversely affected.

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

Our officers and directors collectively possess beneficial ownership of approximately 11,600,307 shares of our common stock, which currently represents approximately 64.5% of our common stock.  This includes all of the 1,125,000 common shares and 10,000,000 shares of Series A Convertible Preferred Stock (presently convertible into our common stock on a share-for-share basis) held by WERCS, the former sole stockholder of Wyoming Financial Lenders, Inc.  As a result, our directors, officers and WERCS (our most significant shareholder), will have the ability to outrightly control our management and affairs through the election and removal of our directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets.  In fact, Mr. Robert Moberly, our Chairman, beneficially owns all of the shares held by WERCS and therefore has beneficial ownership of 11,125,000 common shares, which gives him alone beneficial ownership of 61.8% of our common stock on a voting basis.  Therefore, Mr. Moberly has the power, alone, to control the composition of our Board of Directors and the outcome of any matters submitted to a vote of the shareholders.  In addition, Mr. Joseph A. Geraci, II possesses beneficial ownership of 800,000 common shares (indirectly through Mill City Ventures, LP).  Mr. Geraci is also a part owner of Lantern Advisers, LLC, which was instrumental in arranging for and structuring important terms of the reverse merger transaction in which the Company acquired Wyoming Financial Lenders.  Mr. Geraci does not, however, have investment or voting control over shares of our Company held by Lantern Advisers.

When the shares held by of our officers and directors are aggregated with those beneficially owned by Mr. Geraci, such persons beneficially own and control over 68% of our common stock.  This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders.  Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

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

The planned sale by WERCS of control of Company to WCR, LLC could ultimately have materially adverse consequences to our common shareholders if, after its acquisition of control, WCR, LLC were to pursue certain courses of action.

As indicated elsewhere in this report, WERCS intends to sell all of its Company capital stock to WCR, LLC under the terms of a Stock Purchase and Sale Agreement.  This transaction could ultimately have a material and adverse effect upon our common shareholders if WCR, LLC, after it has obtained control over the Company, were to pursue certain courses of action.  For example, if WCR, LLC were to attempt to liquidate and dissolve the Company then nearly all of the proceeds of such liquidation would be distributable to WCR, LLC pursuant to the liquidation preference associated with the Series A Convertible Preferred Stock.  If WCR, LLC were to sell all of the Company’s assets to a third party, nearly all of the proceeds of such sale (net of any payments for dissenting shares) would be distributable to WCR, LLC as the controlling shareholder of the Company.  Similarly, WCR, LLC may later determine that the costs associated with being a public reporting company are unjustified, and that the Company should de-register with the SEC in some fashion.  In that event, the value of any then-outstanding shares of our common stock could be materially and adversely affected.

As noted in our Proxy Statement filed with the SEC on March 15, 2010, WCR, LLC has informed the Company that it does not presently intend to initiate any liquidation and dissolution of the Company, any sale of assets of the Company, or any tender offer (which is often part of a going-private transaction ultimately ending with deregistration with the SEC).  Nonetheless, there can be no certainty that WCR, LLC will not in the future consider any such courses of action, or ultimately take any such action.

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

In addition, there has typically been very little trading activity in our common stock.  During 2009, the average daily trading volume (as reported by Yahoo Finance) was approximately 8,000 shares.  This number drops to approximately 1,100 when excluding December 2009.  The small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose.  Furthermore, small trading volumes generally depress market prices.  As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

There is not now and there may not ever be an active market for shares of our common stock.

In general, there has been minimal trading volume in our common stock.  The small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose.  Furthermore, small trading volumes are generally understood to depress market prices.  As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2    PROPERTIES

Our headquarters is in Omaha, Nebraska.  There, we have a 2,440-square-foot space which is sufficient for our projected near-term future growth.  The monthly lease amount is currently $1,200 and the term runs through November 2010.  The corporate phone number is (402) 551-8888.

As of the date of this report, we have 55 payday store locations.  Our payday store locations typically range in size from 1,000 square feet to 2,000 square feet, and have varying lease terms (none of which, however, have remaining terms of more than five years).  As of the date of this report, we have payday lending stores in the following cities:

•    Sterling, Colorado
•    Council Bluffs, Iowa
•    Des Moines, Iowa (four locations)
•    Sioux City, Iowa
•    Dodge City, Kansas
•    Garden City, Kansas
•    Billings, Montana (two locations)
•    Butte, Montana
•    Great Falls, Montana
•    Columbus, Nebraska
•    Grand Island, Nebraska
•    Hastings, Nebraska
•    Lincoln, Nebraska (three locations)
•    North Platte, Nebraska
•    Omaha, Nebraska (seven locations)
•    Bismarck, North Dakota (two locations)
•    Grand Forks, North Dakota (three locations)
•    Fargo, North Dakota (four locations)

•    Minot, North Dakota
•    Aberdeen, South Dakota
•    Rapid City, South Dakota
•    Sioux Falls, South Dakota
•    Watertown, South Dakota
•    Salt Lake City, Utah
•    Sandy, Utah
•    Taylorsville, Utah
•    West Jordan, Utah
•    Kenosha, Wisconsin
•    Pleasant Prairie, Wisconsin
•    Racine, Wisconsin (two locations)
•    Casper, Wyoming (two locations)
•    Gillette, Wyoming
•    Laramie, Wyoming
•    Sheridan, Wyoming
•    Rock Springs, Wyoming

As of the date of this report, we have 33 Cricket store locations.  Our Cricket store locations typically range in size from 1,000 square feet to 2,000 square feet, and have varying lease terms (none of which, however, have remaining terms of more than five years).  As of the date of this report, we have Cricket retail stores in the following cities:

• Cahokia, Illinois	• Columbia, Maryland
• Granite City, Illinois	• Lutherville, Maryland
• Elkhart, Indiana	• Ballwin, Missouri
• Gary, Indiana (two locations)	• Kansas City, Missouri (five locations)
• Merrillville, Indiana	• St. Louis, Missouri (three locations)
• Michigan City, Indiana	• Wellston, Missouri
• Mishawaka, Indiana	• Lincoln, Nebraska
• South Bend, Indiana (two locations)	• Omaha, Nebraska (three locations)
• Kansas City, Kansas (two locations)	• San Antonio, Texas (three locations)
• Baltimore, Maryland (two locations)

ITEM 3	LEGAL PROCEEDINGS

We are involved in a variety of legal claims and proceedings incidental to our business, including customer bankruptcy and employment-related matters from time to time, and other legal matters that arise in the normal course of business.  We believe these claims and proceedings are not out of the ordinary course for a business of the type and size in which we are engaged.  In addition, on March 26, 2010, the Company and all of the members of its Board of Directors, among others, were sued by former members of our management team, Messrs. Steven Staehr and David Stueve.  In that lawsuit, the plaintiffs have alleged, among other things, that our Board of Directors have breached certain of their fiduciary duties primarily in connection with the proposed sale by WERCS of its capital stock in the Company to WCR, LLC.  The Company believes the lawsuit is entirely meritless.  While we are unable to predict the ultimate outcome of these claims and proceedings, management believes there is not a reasonable possibility that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 4	RESERVED

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

Our common stock is listed for trading on the over-the-counter bulletin board under the symbol “WCRS.OB.”  The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.  The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2009 and 2008.  The Company’s common shares did not begin trading on the OTC Bulletin Board until February 2007.  These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.  Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

Market Price (high/low)
For the Fiscal Year	2009	2008
First Quarter	$2.20 – 0.25	$6.00 – 2.60
Second Quarter	$2.00 – 0.30	$5.60 – 3.30
Third Quarter	$2.00 – 0.22	$4.95 – 2.10
Fourth Quarter	$0.80 – 0.08	$4.00 – 1.00

HOLDERS

As of the date of this report, we had 7,996,007 shares of common stock outstanding held by approximately 510 holders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The table below sets forth certain information, as of the close of business on December 31, 2009, regarding equity compensation plans (including individual compensation arrangements) under which securities of Western Capital were then authorized for issuance.

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

(1)
In January 2008, our Board of Directors adopted the 2008 Stock Incentive Plan which permits the issuance of various incentives, including options or similar rights to purchase or acquire up to 2,000,000 shares of common stock.  As of the date of this report, no incentives have been issued under such plan. We are not required by applicable state law or the listing standards of any self-regulatory agency (e.g., the OTC Bulletin Board, NASD, AMEX or NYSE) to obtain the approval of its security holders prior to issuing any such compensatory options, warrants or other rights to purchase securities of the Company.

SALES OF UNREGISTERED SECURITIES AND REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

None.

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

OVERVIEW

We provide (through Wyoming Financial Lenders, Inc.) retail financial services to individuals primarily in the midwestern and southwestern United States.  These services include non-recourse cash advance loans, check cashing and other money services, including title loans.  At the close of business on December 31, 2009 and as of the date of this report, we owned and operated 55 stores in 10 states, including Colorado, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming.

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

In October 2008, we began operating Cricket Wireless retail stores as an authorized dealer of Cricket Wireless products and services.  Authorized dealers are permitted to sell the Cricket line and generally locate their store operations in areas with a strong potential customer base where Cricket does not maintain a corporate storefront.  These locations are generally within the urban core or surrounding areas of a community.  We are an authorized premier Cricket dealer, and as such, we are only permitted to sell the Cricket line of prepaid cellular phones at our Cricket retail stores.  In addition, each store we operate must resemble a Cricket corporate store.  Once we identify an area to locate a new store, we contact Cricket Wireless to obtain approval.   Once Cricket Wireless approves our recommended location, we establish the storefront.  Cricket Wireless provides assistance with exterior signage cost, marketing funds for the launch and premier kits for display.  At the close of business on December 31, 2009 we owned and operated 33 Cricket wireless retail stores in seven states, including Illinois, Indiana, Kansas, Maryland, Missouri, Nebraska and Texas.

Our expenses primarily relate to the operations of our various stores.  The most significant expenses include salaries and benefits for our store employees, provisions for payday loan losses, occupancy expense for our leased real estate and advertising.  Our other significant expenses are general and administrative, which includes compensation of employees, professional fees for consulting, accounting, audit and legal services.

With respect to our cost structure, salaries and benefits are one of our largest costs and are driven primarily by the addition of branches throughout the year and growth in loan volumes.  Phone and accessory cost of sales make up our second largest expense item.  Our provision for losses is also a significant expense.  We have experienced seasonality in our operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

We evaluate our stores based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of revenues), with consideration given to the length of time the branch has been open and its geographic location.  We evaluate changes in comparable branch financial and other measures on a routine basis to assess operating efficiency.  We define comparable branches as those branches that are open during the full periods for which a comparison is being made.  For example, comparable branches for the annual analysis we undertook as of December 31, 2009 have been open at least 24 months on that date.  We monitor newer branches for their progress toward profitability and rate of loan growth or units sold.

Revenues increased to $18.31 million in 2009 from $12.87 million in 2008, the increase resulting mainly from our addition of Cricket retail locations in 2009.  Payday loan revenues totaled $10.70 million in 2009 compared to $10.19 million in 2008.  Revenues from our Cricket phone sales increased in 2009 to $5.29 million compared to $1.06 million during 2008.  Store salaries and benefits expense was $5.58 million in 2009 compared to $3.78 million in 2008, an increase that resulted mainly from the additional Cricket cellular retail locations in 2009.  Our 2009 phone and accessories cost of sales was $2.16 million compared to $.64 million in 2008, again a result of the increase in Cricket retail locations in 2009. Income from stores increased to $3.54 million in 2009 compared to $3.45 million in 2008.  Primarily as a result of these factors, net income increased to $.77 million in 2009 from net income of $.60 million in 2008.

We have 10,000,000 shares of Series A Convertible Preferred Stock (10% cumulative dividends, $0.01 par value, $2.10 stated value) authorized, issued and outstanding.  Our Board of Directors votes quarterly to approve the payment of this dividend in the amount of $525,000, as appropriate and permitted by Minnesota law, which represents an annual liability to us of up to $2.1 million.  The dividend can be paid either in cash or in shares of our common stock at the discretion of the preferred shareholder.  This preferred dividend is included in the net income or loss available to common shareholders.  As a result, we had a net loss available to common shareholders in 2009 and 2008.

Our obligation to pay preferred dividends significantly impacts our cash flow and our ability to grow through acquisitions, which is the most significant way in which we expect to grow.  For instance, our use of cash in satisfaction of the dividend-payment obligations prevents us from using that cash as part of acquisition transactions.  The present condition of the credit markets also makes it difficult for us to surmount this obstacle through borrowing.  In addition, our use of cash in satisfaction of the dividend-payment obligations makes it more difficult for us to manage our cash in ways that we will ensure the availability of cash for lending to our payday loan customers during the fall and winter months, which is typically the busiest time of year for payday lending.

The preferred dividend obligation also significantly affects our net income available to common shareholders.  For example, absent the preferred dividend, of which $1 million is still payable for 2009, our net income available to common shareholders for 2009 would have been over $.77 million.  For this reason, we are continuing to explore ways in which we may be able to retire or redeem the Series A Convertible Preferred Stock.  It is difficult for us to forecast what success, if any, we may have in this endeavor.  In particular, this is because all outstanding shares of the Series A Convertible Preferred Stock are contemplated to be purchased from our current preferred shareholder by WCR, LLC, with whom the Company has no current relationship, whether as a partner, shareholder, creditor, consultant or otherwise.  As a result, we presently have no way of knowing how receptive WCR, LLC may be to renegotiating the rights, privileges and preferences of the preferred stock.

The growth of the payday loan industry has followed, and continues to be significantly affected by, payday lending legislation and regulation in the various states and nationally.  We actively monitor and evaluate legislative and regulatory initiatives in each of the states and nationally, and are involved with the efforts of the various industry lobbying efforts.  To the extent that states enact legislation or regulations that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business could be adversely affected.  In Nebraska, legislation was introduced in 2008 (but did not advance) to ban all cash advance or payday loans in Nebraska.  Despite the defeat of this legislation, since we derived approximately 27% of our 2009 total payday lending revenues in Nebraska, any subsequent attempts to pass similar legislation in Nebraska, or other legislation that would restrict our ability to make cash advance loans in Nebraska, would pose significant risks to our business.

With payday loan industry growth and fragmentation, we believe there are opportunities to grow our business, primarily through acquisitions as opposed to organic growth.  We continually evaluate opportunities in numerous states in which we currently operate and evaluating the regulatory environment and market potential in the various states in which we currently do not have stores.  In addition to expanding our geographic reach, our strategic expansion plans also involve the expansion and diversification of our product and service offerings.  For this reason, we have focused, and will continue to focus, a significant amount of time and resources on the development of our Cricket Wireless retail stores.  We believe that successful expansion, both geographically and product- and service-wise, will help to mitigate the regulatory and economic risk inherent in our business by making us less reliant on (i) cash advance lending alone and (ii) any particular aspect of our business that concentrated geographically.

RESULTS OF OPERATIONS:
YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

For the year ended December 31, 2009, net income was $.77 million compared to a net income of $.60 million in 2008.  Income from continuing operations before income taxes was $1.24 million in 2009 compared to $1.11 million in 2008.  The major components of each of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense are discussed below.

Revenues

Revenues totaled $18.31 million in 2009 compared to $12.87 million in 2008, an increase of $5.44 million or 42.3%. The increase in revenues was primarily a result of an increased number of Cricket cellular wireless stores in operation. We originated approximately $73.16 million in payday loans during 2009 compared to $69.30 million in payday loans during the prior year. The average loan (including fee) totaled $368 in 2009 versus $359 in the prior year. Our average fee for 2009 was $52.08 compared to $51.69 for 2008. No new payday locations were added in 2009. Revenues from Cricket phone sales totaled $5.29 million in 2009 compared to $1.06 million in 2008.  We added a net of 22 Cricket retail location during 2009.  Other revenues, including check cashing, title loans, Cricket payment processing and service change fees and other sources, totaled $2.32 million and $1.62 million for 2009 and 2008, respectively.

The following table summarizes revenues:
	Year Ended December 31,		Year Ended December 31,
	2009	2008	2009	2008
			(percentage of revenues)
Payday loan fees	$10,700,842	$10,193,324	58.5%	79.2%
Phones and accessories	5,289,537	1,060,002	28.9%	8.2%
Check cashing fees	813,174	1,128,169	4.4%	8.8%
Other income and fees	1,506,048	493,322	8.2%	3.8%
Total	$18,309,601	$12,874,817	100%	100%

We expect that our sources of revenue for 2010 may continue to diversify as we continue to improve and grow our Cricket retail operations.

Store Expenses

Total expenses associated with store operations for 2009 were $14.77 million compared to $9.42 million for 2008. The major components of these expenses are salaries and benefits for our store employees, provision for loan losses, costs of sales for phones and accessories, occupancy costs primarily relating to our store leaseholds, advertising expenses, depreciation of store equipment, amortization of intangible assets and other expenses associated with store operations.

Overall, our most significant increases in store expenses from 2009 to 2008 related to salaries and benefits for our store employees, phones and accessories, and our costs of occupancy. Our most significant decrease in store expenses over that same period relates to the provision for loan losses. A discussion and analysis of the various components of our store expenses appears below.

Salaries and Benefits. Payroll and related costs at the store level were $5.58 million in 2009 compared to $3.78 million in 2008, an increase of $1.80 million as headcount increased mostly due to an increase in the number of store locations during the year. As a result of added Cricket retail store locations in 2009 and future expansion into new market, we expect that salaries and benefits for 2010 will continue to increase for the foreseeable future.

Provisions for Loan Losses. Our provision for losses for 2009 totaled $1.55 million and $1.88 million for 2008. Our provision for loan losses as a percentage of loan fee revenue was 14.5% during 2009 versus 18.5% during 2008. The more favorable loss ratio year-to-year reflects our expanded collection efforts in 2009 compared to  2008. Due to our inability to foretell the depth and duration of the continued economic downturn, we believe there are currently uncertainties in how significant any increased loan losses for 2010 may be.

Phone and Accessories Cost of Sales.  The increase in our Cricket Wireless phone service segment revenues resulted in corresponding increase in costs of sales.  For the year ended December 31, 2009, our costs of sales were $2.16 million compared to $.64 million for the same period in 2008.  At December 31, 2009, we had 33 Cricket Wireless stores compared to 11 at December 31, 2008.

Occupancy Costs. Occupancy expenses, consisting primarily of store leases were $1.68 million during 2009 compared to $.91 million in 2008, an increase of $.77 million primarily resulting from the addition of stores during 2009. Occupancy expenses as a percentage of revenues increased from 7.1 % in 2008 to 9.2% in 2009, primarily due to the higher occupancy expense to revenue percentage in our Cricket stores.

Advertising.  Advertising and marketing related expense was $.45 million in 2009 compared to $.38 million in 2008. We believe that our advertising expenses in 2010 may increase slightly over those in 2009, mainly as a result of the need to increase advertisement of our payday lending and wireless cellular services during the continued economic downturn.

Depreciation. Depreciation increased by $.11 million in 2009 due to depreciation associated with capital expenditures for stores. Depreciation was $.27 million for 2009 and $.16 million for 2008.

Amortization of Intangible Assets. Amortization of the customer relationship intangible assets was $.69 million for 2009 and $.42 million for 2008.

Other Store Expenses. Other store expenses increased from $1.25 million in 2008 to $2.38 million in 2009. Other store expenses include bank fees, collection costs, repair and maintenance, supplies, telephone, utilities and network lines, and others.  The significant increase in these expenses during 2009 are as a result of the additional stores in operation during 2009.

General and Administrative Expenses

Total general and administrative costs for 2009 were $2.30 million compared to $2.34 million for 2008. The major components of these costs for 2009 are salaries and benefits for our corporate headquarters operations and executive management, depreciation of certain headquarters-related equipment, and other general and administrative expenses.

Salaries and Benefits. Salaries and benefits expenses for 2009 were $.84 million compared to $.72 million for 2008, with the increase being mainly attributed to enhancing the corporate infrastructure to manage the increased operating locations added in 2009 and planned for future years. The Company expects that during 2010 salaries and benefits expenses associated with executive management and corporate headquarters will only slightly increase from their 2009 levels.

Interest Expense. The Company had $.35 million of interest expense in 2009 compared to $.08 million in 2008 as a result of our outstanding notes payable balance throughout 2009.

Other General and Administrative Expenses. Other general and administrative expenses, such as professional fees, utilities, office supplies, and other minor costs associated with corporate headquarters activities were $1.09 million in 2009, which is a decrease of $.46 million over the $1.55 million in such expenses incurred during 2008. Management expects these expense levels to decrease slightly in 2010 as certain legal and accounting expense are not expected again in 2010.

Total Operating Expenses

Total operating expenses for 2009 and  2008 were  $17.07 million compared to $11.77 million, respectively  We anticipate our total operating expenses in 2010 to increase with the continued expansion of our Cricket retail operations.

Income Tax Expense

Income tax expense on continuing operations increased to $.47 million in 2009 compared to $.27 million in 2008.

Discontinued Operations

In 2008 the Company both acquired and disposed of payday loan stores acquired through the acquisition on National Cash & Credit, LLC and assets acquired from affiliates of STEN Corporation. These discontinued operations resulted in a net loss to the Company of $.23 million.

Adjusted EBITDA – Non-GAAP Financial Measure

Although the Company reports its financial results in accordance with generally accepted accounting principles (GAAP), the Company believes that EBITDA adjusted for continuing operations (Adjusted EDBITDA), a non-GAAP financial measure, is useful in managing its business and evaluating its performance.  Adjusted EBITDA is not intended to be viewed as a source of liquidity or as a cash flow measure.  Adjusted EBITDA, which the Company defines as net income from continuing operations before interest expense, taxes on income, depreciation and amortization, is used by management primarily because of its wide acceptance as a measure of operating profitability before non-operating expenses (e.g., interest and taxes) and non-cash charges (e.g., depreciation and amortization).  The Company’s Adjusted EBITDA for the year ended December 31, 2009 was $2,565,526, as compared to the Adjusted EBITDA of $1,770,418 for the year ended December 31, 2008, a 44% increase.

As a non-GAAP financial measure, Adjusted EBITDA is not a substitute for GAAP financial results and should only be considered and evaluated in conjunction with the Company’s financial information that is presented in accordance with GAAP.  A quantitative reconciliation of Adjusted EBITDA to GAAP net income is provided in the following table:

	Year Ended December 31,
	2009	2008
Net Income	$771,682	$604,685
Loss from Discontinued Operations (net of $12,000 income tax expense)	-	(349,546)
Gain on Disposal of Discontinued Operations (net of $47,000 income tax expense)	-	120,873
Income Tax	470,000	272,000
Interest Expense	348,388	79,425
Depreciation	287,676	164,866
Amortization	687,780	420,769
Adjusted EBITDA (non-GAAP)	$2,565,526	$1,770,418

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows:

	Year Ended December 31,
	2009	2008

Cash flows provided (used) by :
Operating activities	$2,386,400	$(1,207,459)
Investing activities	(2,670,928)	(1,280,670)
Financing activities	(1,547,457)	4,862,051
Net increase (decrease) in cash	(1,831,985)	2,373,922
Cash, beginning of period	3,358,547	984,625
Cash, end of period	$1,526,562	$3,358,547

At December 31, 2009 we had cash of $1.53 million compared to cash of $3.36 million on December 31, 2008.  The decrease results mainly from cash used in investing activities through the opening of additional stores and purchase of related property and equipment, interest and principal payments on our notes payable, and partial payment of our preferred stock dividend.  For 2010, we believe that our available cash, combined with expected cash flows from operations, will be sufficient to fund our liquidity and capital expenditure requirements for the remainder 2010, subject to obtaining either extended terms with Banco Popular for the May 2010 balloon payment of approximately $1.5 million or financing with which to pay off such obligation. Our expected short-term uses of cash include the funding of our operating activities, anticipated increases in payday loans, repayments of bank debt and dividend payments on our Series A Convertible Preferred Stock (to the extent approved by the Board of Directors).

Banco Popular Line of Credit

On January 4, 2010, Wyoming Financial Lenders, Inc., the wholly owned payday lending operating subsidiary of Western Capital Resources, Inc., entered into an amended Business Loan Agreement and associated Promissory Note with Banco Popular North America, relating to the outstanding debt of Wyoming Financial Lenders in the amount of $1,999,924.  Western Capital Resources and Banco Popular also entered into a new Commercial Pledge Agreement pursuant to which Western Capital Resources pledged its share ownership in Wyoming Financial Lenders, Inc. and substantially all of its other assets to Banco Popular as collateral security for the obligations of Wyoming Financial Lenders under the amended Business Loan Agreement and Promissory Note.

In connection with the new agreements, Wyoming Financial Lenders paid Banco Popular $216,046 in principal and interest accrued through December 31, 2009.  The payment structure under the new Promissory Note changed from a line of credit to a term loan requiring the company to make seven monthly principal payments of $52,776 from November 29, 2009 through May 29, 2010, followed by $175,000 principal payment on May 29, 2010 and a balloon payment of $1,508,895 on May 31, 2010.  Under the new Promissory Note, interest will accrue on the unpaid principal balance at the variable rate equal to (i) the one-month LIBOR (as published by the British Banker’s Association) (currently 0.24%) plus (ii) a margin of 7.25%.

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

In the event of any default, Banco Popular may accelerate all amounts due subject to a ten-day right to cure applicable in certain circumstances.  Furthermore, Wyoming Financial Lenders conducts our payday lending business, this means that if we were unable to meet our accelerated payment obligations in the event of a default, we could lose some or all of our ownership of our payday lending business.

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

Our significant accounting policies are discussed in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the notes to our consolidated financial statements included in this report.  We believe that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our consolidated financial statements:

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

Included in loans receivable are payday loans that are currently due or past due and payday loans that have not been repaid. This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons. Payday loans are carried at cost less the allowance for doubtful accounts. We do not specifically reserve for any individual payday loan. We aggregate payday loans for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio. This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates. We utilize a software program to assist with the tracking of its historical portfolio statistics. As a result of the Company’s collection efforts, it historically writes off approximately 45% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximate percentages:  1 to 30 days – 45%; 31 to 60 days – 68%; 61 to 90 days – 84%; 91 to 120 days – 89%; and 121 to 180 days – 91%. All returned items are charged-off after 180 days, as collections after that date have not been significant. The loan loss allowance is reviewed quarterly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

At December 31, 2009 and 2008 our outstanding loans receivable aging was as follows:

	December 31,
	2009	2008
Current	$4,965,000	$4,988,000
31 – 60	216,000	253,000
61 – 90	238,000	310,000
91 - 120	226,000	252,000
121 – 150	232,000	259,000
151 – 180	236,000	241,000
	6,113,000	6,303,000
Allowance for losses	(1,237,000)	(1,413,000)
	$4,876,000	$4,890,000

A rollforward of our loans receivable allowance for the years ended December 31, 2009 and 2008 is as follows:

	Year Ended December 31
	2009	2008
Loans receivable allowance, beginning of year	$1,413,000	$976,000
Provision for loan losses charged to expense:
Continuing operations	1,552,000	1,884,000
Discontinued operations	-	266,000
Charge-offs, net	(1,728,000)	(1,713,000)

Loans receivable allowance, end of year	$1,237,000	$1,413,000

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX OF FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board Directors
Western Capital Resources, Inc.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of Western Capital Resources, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Capital Resources, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Lurie Besikof Lapidus & Company, LLP

Minneapolis, Minnesota

March 30, 2010

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$1,526,562	$3,358,547
Loans receivable (less allowance for losses of $1,237,000 and $1,413,000)	4,875,870	4,889,940
Inventory	373,858	198,430
Prepaid expenses and other	288,145	247,318
Deferred income taxes	486,000	558,000
TOTAL CURRENT ASSETS	7,550,435	9,252,235

PROPERTY AND EQUIPMENT	1,075,715	815,980

GOODWILL	11,458,744	10,253,744

INTANGIBLE ASSETS	902,069	756,849

OTHER	107,715	133,831

TOTAL ASSETS	$21,094,678	$21,212,639

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,352,989	$998,653
Income tax payable	145,773	-
Note payable – short-term	1,794,372	2,100,000
Current portion long-term debt	165,431	-
Preferred dividend payable	1,000,000	-
Deferred revenue	345,826	319,543
TOTAL CURRENT LIABILITIES	4,804,391	3,418,196

LONG-TERM LIABILITIES
Note payable – long-term	2,138,162	2,500,000
Deferred income taxes	250,000	64,000
TOTAL LONG-TERM LIABILITIES	2,388,162	2,564,000

TOTAL LIABILITIES	7,192,553	5,982,196

SHAREHOLDERS’ EQUITY
Series A convertible preferred stock 10% cumulative dividends, $0.01 par value, $2.10 stated value. 10,000,000 shares authorized, issued and outstanding	100,000	100,000
Common stock, no par value, 240,000,000 shares authorized, 7,996,007 and 7,598,354 shares issued and outstanding.	-	-
Additional paid-in capital	18,478,337	18,478,337
Accumulated deficit	(4,676,212)	(3,347,894)
TOTAL SHAREHOLDERS’ EQUITY	13,902,125	15,230,443

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,094,678	$21,212,639

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2009	2008
REVENUES
Payday loan fees	$10,700,842	$10,193,324
Phones and accessories	5,289,537	1,060,002
Check cashing fees	813,174	1,128,169
Other income and fees	1,506,048	493,322
	18,309,601	12,874,817

STORE EXPENSES
Salaries and benefits	5,584,568	3,777,970
Provisions for loan losses	1,552,031	1,884,166
Phone and accessories cost of sales	2,159,661	639,606
Occupancy	1,675,951	912,007
Advertising	451,838	379,322
Depreciation	270,338	160,232
Amortization of intangible assets	687,780	420,769
Other	2,383,329	1,250,649
	14,765,496	9,424,721

INCOME FROM STORES	3,544,105	3,450,096

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	842,149	715,357
Depreciation	17,338	4,634
Interest expense	348,388	79,425
Other	1,094,548	1,545,322
	2,302,423	2,344,738

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,241,682	1,105,358

INCOME TAX EXPENSE	470,000	272,000

NET INCOME BEFORE DISCONTINUED OPERATIONS	771,682	833,358

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of $12,000 income tax expense	-	(349,546)
Gain on disposal, net of $47,000 income tax expense	-	120,873
	-	(228,673)

NET INCOME	771,682	604,685

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS (assumes all paid)	(2,100,000)	(2,100,000)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,328,318)	$(1,495,315)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED
Continuing operations	$(0.17)	$(0.15)
Discontinued operations	$-	$(0.02)
Net loss per common share	$(0.17)	$(0.17)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING -
Basic and diluted	7,942,623	8,705,795

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE - December 31, 2007	10,000,000	$100,000	6,299,753	-	$18,434,318	$(2,216,631)	$16,317,687

Stock option exercise January 2008 at a per share exercise price of $0.01	-	-	1,475,000	-	14,750	-	14,750
Issuance of common stock for purchase of National Cash and Credit, LLC valued at $1.20 per share on February 26, 2008	-	-	1,114,891	-	1,337,869	-	1,337,869
Credits received for common stock issuance costs incurred in 2007	-	-	-	-	80,000	-	80,000
Redemption of common stock in exchange for National Cash and Credit, LLC and WCR Acquisition Corp (STEN acquisition) December 31, 2008 (valued at $1.20 per share on December 31, 2008)	-	-	(1,291,290)	-	(1,388,600)	(160,948)	(1,549,548)
Dividends	-	-	-	-	-	(1,575,000)	(1,575,000)
Net income	-	-	-	-	-	604,685	604,685
BALANCE - December 31, 2008	10,000,000	100,000	7,598,354	-	18,478,337	(3,347,894)	15,230,443

Warrant exercise February 2009 at a per share exercise price of $0.01	-	-	397,653	-	-	-	-
Dividends	-	-	-	-	-	(2,100,000)	(2,100,000)
Net income	-	-	-	-	-	771,682	771,682
BALANCE - December 31, 2009	10,000,000	$100,000	7,996,007	$-	$18,478,337	$(4,676,212)	$13,902,125

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2009	2008
OPERATING ACTIVITIES
Net Income	$771,682	$604,685
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	287,676	224,620
Amortization	687,780	571,304
Impairment of NCC intangibles	-	326,193
Deferred income taxes	258,000	277,000
Loss on disposal of property and equipment	85,517	13,169
Gain on disposal of discontinued operations	-	(167,873)
Changes in operating assets and liabilities:
Loans receivable	28,140	(955,468)
Inventory	(189,498)	(171,952)
Prepaid expenses and other assets	(69,289)	4,161
Accounts payable and accrued liabilities	500,109	(2,016,610)
Deferred revenue	26,283	83,312
Net cash provided (used) by operating activities	2,386,400	(1,207,459)

INVESTING ACTIVITIES
Purchases of property and equipment	(492,928)	(291,404)
Acquisition of stores, net of $236,342 cash acquired in 2008	(2,178,000)	(789,576)
Store cash transferred with NCC stock redemption	-	(199,690)
Net cash used by investing activities	(2,670,928)	(1,280,670)

FINANCING ACTIVITIES
Payments on notes payable – short-term	(305,628)	-
Proceeds from short-term debt	-	2,000,000
Payments on notes payable – long-term	(141,829)	-
Proceeds from stock option exercises	-	14,751
Subscriptions receivable	-	4,422,300
Dividends	(1,100,000)	(1,575,000)
Net cash provided (used) by financing activities	(1,547,457)	4,862,051

NET (DECREASE) INCREASE IN CASH	(1,831,985)	2,373,922

CASH
Beginning of year	3,358,547	984,625
End of year	$1,526,562	$3,358,547

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$151,090	$92,500
Interest paid	348,388	42,926

Noncash investing and financing activities:
Dividend accrued	$1,000,000	-
Note payable offset with Other Receivable	54,578	-
Stock issued for NCC acquisition	-	1,337,869
Stock retired in NCC disposal ($1,388,600 paid in capital, $160,948 retained)	-	1,549,548
Notes issued/relieved in Sten acquisition/NCC disposal	-	287,500
Notes issued for PQH acquisition	-	2,500,000
Credits received for cost of capital in accrued expenses	-	80,000
400,000 warrants exercised and 2,347 shares redeemed for a cashless exercise	-	-

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Nature of Business/ Basis of Presentation

Western Capital Resources, Inc. (WCR) through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL) and PQH, Inc. (PQH), collectively referred to as the Company, provides retail financial services and retail cellular phone sales to individuals primarily in the Midwestern United States.  The Company operated 55 “Payday” stores in 10 states (Colorado, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming) as of December 31, 2009 and 2008,  The Company operated 33 Cricket wireless retail stores in seven states (Illinois, Indiana, Kansas, Maryland, Missouri, Nebraska and Texas) as of December 31, 2009 and 11 Cricket wireless retail stores in four states (Kansas, Missouri, Nebraska and Texas) as of December 31, 2008.  The consolidated financial statements include the accounts of WCR, WFL, and PQH. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company, through its “payday” division, provides non-recourse cash advance loans, check cashing and other money services.  The short-term consumer loans, known as cash advance loans or “payday” loans, are in amounts that typically range from $100 to $500. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s personal check for the aggregate amount of the cash advanced plus a fee. The fee varies from state to state, based on applicable regulations and generally ranges from $15 to $22 per each $100 borrowed. To repay the cash advance loans, customers may pay with cash, in which their personal check is returned to them, or allowing their check to be presented to the bank for collection.

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

The Company also operates a Cricket Wireless Retail division that is a premier dealer for Cricket Wireless, Inc. reselling cellular phones and accessories and accepting service payments from Cricket customers.

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

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Included in loans receivable are cash advance loans that are currently due or past due and cash advance loans that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.  Cash advance loans are carried at cost less the allowance for doubtful accounts.  The Company does not specifically reserve for any individual cash advance loan.  The Company aggregates cash advance loans for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.  As a result of the Company’s collection efforts, it historically writes off approximately 45% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximately percentages: 1 to 30 days – 45%; 31 to 60 days – 68%; 61 to 90 days – 84%; 91 to 120 days – 89%; and 121 to 180 days – 91%.  All returned items are charged-off after 180 days, as collections after that date have not been significant.  The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

A rollforward of the Company’s loans receivable allowance for the years ended December 31, 2009 and 2008 is as follows:

	Year Ended December 31,
	2009	2008
Loans receivable allowance, beginning of year	$1,413,000	$976,000
Provision for loan losses charged to expense Continuing operations	1,552,000	1,884,000
Discontinued operations		266,000
Charge-offs, net	(1,728,000)	(1,713,000)
Loans receivable allowance, end of year	$1,237,000	$1,413,000

Inventory

Inventory, consisting of phones and accessories, is stated at cost, determined on the specific identification and a first-in, first-out basis, respectively.

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

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Customer relationships represent the fair values management assigned to relationships with customers acquired through business acquisitions and is amortized over three years on an accelerated basis based on management’s estimates of attrition of the acquired customers.

Long- Lived Assets

Goodwill is reviewed, at least annually, for impairment. Property and equipment and customer relationships are reviewed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recognized if an asset’s carrying value is not recoverable and its fair value is less than the carrying value.

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

	Year Ended December 31,
	2009	2008
Series A Convertible Preferred Stock	10,000,000	10,000,000
Stock warrants	-	400,000
	10,000,000	10,400,000

Fair Value of Financial Instruments

The amounts reported in the balance sheets for cash, loans receivable, stock subscriptions receivable notes payable, and accounts payable are short-term in nature and their carrying values approximate fair values.

Recent Accounting Pronouncements

On September 15, 2009, WCR adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP issued in June 2009. These changes establish the FASB Accounting Standards CodificationTM  (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the ASC. These changes and the ASC itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 15, 2009, WCR adopted new accounting guidance on codification referencing that encourages the use of plain English to describe broad accounting topic areas in an attempt to make financial statements more useful to users and more clearly explain accounting concepts.   As the guidance was not intended to change or alter existing GAAP, it did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued new standards on fair value measurements. This standard establishes a framework for measuring fair value in generally accepted accounting principles clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurement. This standard emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. We adopted this standard at the beginning of 2009 for financial assets and liabilities and the adoption did not have a material impact on our consolidated financial statements. We will adopt this standard at the beginning of 2010 for non-financial assets and liabilities and do not expect it to have a material effect on our financial statements.

In December 2007, the FASB issued new standards on Business Combinations.  This new standard broadens previous guidance by extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It also broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  Further, it expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations.  The standard is effective for fiscal years beginning on or after December 15, 2008. The Company adopted the new standard with no material effect on its consolidated financial statements.

In December 2007, the FASB issued new standards on Noncontrolling Interests in Consolidated Financial Statements.  The new standard changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interest and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The standard is effective for fiscal years beginning after December 15, 2008. The Company adopted the new standard with no material effect on its consolidated financial statements.

In April 2008, the FASB issued new guidance on Determination of the Useful Life of Intangible Assets.  The new guidance amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under “Goodwill and Other Intangible Assets,".  This new guidance applies prospectively to intangible assets that are acquired individually or within a group of other assets in business combinations and asset acquisitions.  The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted the new guidance with no material effect on its consolidated financial statements.

2.	Acquisitions/Dispositions –

In 2009 and 2008, the Company purchased the assets of various stores in separate transactions. The aggregate purchase price totaled $2,178,000 in 2009 and $5,151,287 in 2008.  Two of the 2008 acquisitions, NCC and STEN, were subsequently disposed of in the same year.

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

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCC was formed approximately three years ago and owned and operated five stores located in suburban Phoenix, Arizona. NCC principally offered cash advance loans ranging from $100 to $2,500 and title loans ranging from $500 to $2,000.

These stores, together with the STEN stores identified below, were exchanged for 1,291,290 shares of outstanding WCR stock on December 31, 2008.  The activity related to these stores is presented as loss from discontinued operations on the Consolidated Statement of Income (Note 15).

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

A director of the Company and the Company’s CEO and CFO are stockholders of the Company, each had a direct material financial interest in PQH Wireless. The ownership of PQH Wireless and the material terms and conditions of the Stock Purchase Agreement were disclosed to the disinterested members of the Company’s audit committee, which approved the Stock Purchase Agreement and the transactions contemplated thereby.

PQH Wireless owns and operations nine stores at locations in Missouri, Kansas, Nebraska, and Texas as an authorized seller of Cricket cellular phones.

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

Under the purchase method of accounting the assets and liabilities of the aforementioned acquisitions were recorded at their respective fair values as of the purchase date as follows:

	Year Ended December 31,
	2009	2008
Cash	$-	$236,342
Loans receivable	-	1,030,781
Other current assets	-	164,727
Property and equipment	140,000	314,157
Intangible assets	833,000	1,161,580
Goodwill	1,205,000	2,493,164
Current liabilities	-	(249,464)
	$2,178,000	$5,151,287

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of the operations for the acquired locations have been included in the consolidated financial statements since the date of the acquisitions. The following table presents the unaudited pro forma results of continuing operations for the years ended December 31, 2009 and 2008, as if the retained acquisitions had been consummated at the beginning of each period presented and excluding the operating results of NCC and STENS (sold December 31, 2008). The pro forma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the year presented or the results which may occur in the future.

	Year Ended December 31,
	2009	2008
Pro forma revenue	$18,530,000	$15,625,000
Pro forma net income	$785,000	$1,166,000
Pro forma net loss per common share - basic and diluted	$(0.17)	$(0.05)

3.	Segment Information –

The Company has grouped its operations into two segments – Payday Operations and Cricket Wireless Retail Operations (Note 1).  The Payday Operations segment provides financial and ancillary services.  The Cricket Wireless Retail Operations segment originated in October 2008 and is a dealer for Cricket Wireless, Inc., reselling cellular phones and accessories and serving as a payment center for Cricket customers.

Segment information related to the years ended December 31, 2009 and 2008 follows:

	For the Year Ended December 31, 2009			For the Year Ended December 31, 2008
	Payday	Cricket Wireless	Total	Payday	Cricket Wireless	Total

Revenues from continuing operations	$11,756,714	$6,552,887	$18,309,601	$11,506,178	$1,368,639	$12,874,817
Depreciation and amortization from continuing operations	$285,364	$690,092	$975,456	$513,237	$72,398	$585,635
Interest expense	$-	$348,388	$348,388	$-	$79,425	$79,425
Income tax expense	$882,000	$(412,000)	$470,000	$244,000	$28,000	$272,000
Income (loss) from continuing operations	$1,443,094	$(671,412)	$771,682	$605,452	$227,906	$833,358
Loss from discontinued operations	$-	$-	$-	$(349,546)	$-	$(349,546)
Gain on disposal of discontinued operations	$-	$-	$-	$120,873	$-	$120,873
Total segment assets	$15,263,935	$5,830,743	$21,094,678	$17,760,154	$3,452,485	$21,212,639
Expenditures for segmented assets	$88,650	$2,582,178	$2,670,828	$2,116,287	$3,035,000	$5,151,287

4.	Property and Equipment

Property and equipment consisted of the following:

	For the Year Ended December 31,
	2009	2008
Furniture and equipment	$927,728	$839,112
Leasehold improvements	735,234	421,669
Other	69,702	69,702
	1,732,664	1,330,483
Less accumulated depreciation	656,949	514,503

	$1,075,715	$815,980

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense on all operations for the year ended December 31, 2009 and 2008 was $287,676 and $224,610, respectively.

5.	Intangible Assets –

Intangible assets consisted of the follows:

	For the Year Ended December 31,
	2009	2008
Customer relationships	$4,092,912	$3,259,912
Less accumulated amortization	3,190,843	2,503,063

	$902,069	$756,849

As of December 31, 2009, estimated future amortization expense for the customer relationships is as follows:

2010	$515,000
2011	379,000
2012	8,000
$902,000

6.	Note Payable – Short-Term

The Company’s short-term debt is as follows:

	December 31,
	2009	2008
Note payable to bank with interest at a variable rate adjusted from time to time based on changes in the 1 month Libor. The rate is based on the 1 month Libor (0.24% at December 31, 2009) plus 7.25%. Prior to renewal at October 30, 2009, the rate was prime (3.25% at December 31, 2008) plus 1%. The note is due May 31, 2010, is collateralized by substantially all assets of WFL and shares of stock of WFL, and contains certain financial and compliance covenants, as defined.	$1,794,372	$2,000,000
Unsecured note payable paid January 2009 without interest.	-	100,000
	$1,794,372	$2,100,000

7.	Notes Payable – Long Term

The Company’s long-term debt is as follows:

	December 31,
	2009	2008
Note payable to a related party with interest payable monthly at 10%, due October 1, 2011 and collateralized by substantially all assets of select locations of PQH.	$1,000,000	$1,000,000
Note payable to a related party with interest payable monthly at 10%, due October 1, 2011 and collateralized by substantially all assets of select locations of PQH.	945,422	1,000,000
Note payable with interest payable monthly at 7%, amortized through October 1, 2011 and collateralized by substantially all assets of select locations of PQH. Principal maturities on the balance outstanding are $165,431 and $192,740 in 2010 and 2011, respectively.	358,171	500,000
	$2,303,593	$2,500,000

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income Taxes

The Company’s provision for income taxes is as follows:

	For the Year Ended December 31,
	2009	2008
Current:
Federal	$178,000	$45,000
State	34,000	9,000
	212,000	54,000

Deferred:
Federal	217,000	233,000
State	41,000	44,000
	258,000	277,000

	$470,000	$331,000

Allocated to:
Continuing Operations	$470,000	$272,000
Discontinued Operations	-	59,000
	$470,000	$331,000

 Deferred income tax assets (liabilities) are summarized as follows:

	For the Year Ended December 31,
	2009		2008
	Current	Noncurrent	Current	Noncurrent
Deferred income tax assets:
Allowance for loans receivable	$470,000	$-	$536,000	$-
Goodwill and intangible assets	-	-	-	13,000
Other	16,000	-	22,000	-
	486,000	-	558,000	13,000
Deferred income tax liabilities:
Property and equipment	-	(194,000)	-	(77,000)
Goodwill and intangible assets	-	(56,000)	-
	-	(250,000)	-	(77,000)

Net	$486,000	$(250,000)	$558,000	$(64,000)

Reconciliations from the statutory federal income tax rate to the effective income tax rate are as follows:

	For the Year Ended December 31,
	2009	2008
Income tax expense using the statutory federal rate	$422,000	$318,000
State income taxes, net of federal benefit	46,000	4,000
Other	2,000	9,000

Income tax expense	$470,000	$331,000

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is the Company’s practice to recognize penalties and/or interest related to income tax matters in interest and penalties expense. As of December 31, 2009, the Company had an immaterial amount of accrued interest and penalties.

The Company is subject to income taxes in the U.S. federal jurisdiction and various states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for the years before 2006. The Company is not currently under examination by any taxing jurisdiction.

9.	Shareholders’ Equity –

Capitalization

At December 31, 2009, the Company’s authorized capital stock consists of 250,000,000 shares of no par value capital stock. All shares have equal voting rights and are entitled to one vote per share.

Of the 250,000,000 shares of authorized capital, 240,000,000 have been designated as common stock and 10,000,000 as Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has a 10% cumulative dividend and can be converted on a share-for-share basis into common stock. The Company has the right to redeem some or all of the Series A Convertible Preferred Stock at any time, upon 60 days notice, at $3.00 per share prior to April 1, 2009, or $3.50 per share afterwards, plus any cumulative unpaid dividends.

Stock Options and Warrants

The Company prior to 2007 granted no stock options or stock warrants. In 2007, stock option (2007 stock options) and stock warrants were granted in connection with the Merger, became immediately vested and exercisable with the Merger, and had a grant date fair value of $0.54. The Company issued new shares upon the exercise of stock options and warrants in 2008 and 2009.

2008 Stock Incentive Plan

On February 2, 2008, the Board of Directors of the Company approved and adopted the Company’s 2008 Stock Incentive Plan (2008 stock options), pursuant to which an aggregated of 2,000,000 shares of common stock have been reserved for issuance.  No options under this plan have been granted as of December 31, 2009

The 400,000 stock warrants outstanding as of December 31, 2008 were exercised during 2009.

The Company had no stock options or stock warrants outstanding at December 31, 2009.

10.	Preferred Stock Dividend –

Annual cumulative dividends on the Company’s Series A Convertible Preferred Stock are $2,100,000.  The Company has $525,000 cumulative unaccrued and unpaid dividends at December 31, 2009.

11.	Operating Lease Commitments –

The Company leases its facilities under operating leases with terms ranging from month to month to six years, with rights to extend for additional periods. Rent expense on all operations was approximately $1,721,000 and $1,198,000 in 2009 and 2008 respectively.  Future minimum lease payments are approximately as follows:

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ending December 31,	Amount
2010	1,271,000
2011	947,000
2012	544,000
2013	328,000
2014	93,000
$3,183,000

12.	Related Party Transactions –

The Company leases two properties from an officer of the Company and another related party under operating leases that extend through 2011 requiring monthly lease payments of $2,400.

Interest expense for 2009 and 2008 on two related party notes payable was approximately $199,000 and $50,000, respectively.

13.	Risks Inherent in the Operating Environment –

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

The Federal Trade Commission has issued an FTC Consumer Alert (Federal Trade Commission, March 2008, Consumer Alert entitled “Payday Loans Equal Very Costly Cash: Consumers Urged to Consider the Alternatives”) that discourages consumers from obtaining payday loans such as the loans we offer, primarily on the basis that the types of loans we offer are very costly and consumers should consider alternatives to accepting a payday loan. For further information, you may obtain a copy of the alert at www.ftc.gov/bcp/edu/pubs/consumer/alerts/alt060.shtm.  The federal government has recently passed legislation, the 2007 Military Authorization Act, prohibiting us from offering or making our loans to members of the military when the interest and fees calculated as an annual percentage rate exceed 36%. This limitation effectively prohibits us from utilizing our present business model for cash advance or “payday” lending when dealing with members of the U.S. military, and as a result we do not and do not plan to conduct payday lending business with U.S. military personnel. These facts evidence the widespread belief that our charges relating to our loans are too expensive to be good for consumers. Some consumer advocates and others have characterized payday lending as “predatory.” As a result, there are frequently attempts in the various state legislatures, and occasionally in the U.S. Congress, to limit, restrict or prohibit payday lending.

In July 2008, a bill was introduced before the U.S. Senate, entitled the “Protecting Consumers from Unreasonable Credit Rates Act of 2008” (an amendment to the Truth in Lending Act), proposing to set a maximum actual or imputed interest rate of 36% on all extensions of credit of any type. The bill was intended to limit the charges and fees payable in connection with payday lending. No action has been taken on the bill since its referral to the Senate Committee on Banking, Housing and Urban Affairs in July 2008.

In February 2009, Congress introduced H.R. 1214, (the Payday Loan Reform Act of 2009, (an amendment to the Truth in Lending Act).  If enacted, this amendment would restrict charges for a single-payment loan to a 391% effective annual rate, or $15 per $100for a two-week loan, prohibit loan rollovers, limit borrowers to one outstanding loan at a time and permit only one extended repayment plan every six months.  Presently, the bill is in the House Financing Committee.  We have no further information regarding this bill or any legislative efforts Congress may propose at this time.

The passage of these bills into law, or similar bills at state levels, would essentially prohibit the Company from conducting its payday lending business in its current form, and would certainly have a material and adverse effect on the Company, operating results, financial condition and prospects and even its viability.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Negative perception of payday lending could also result in increased regulatory scrutiny and increased litigation and encourage restrictive local zoning rules, making it more difficult to obtain the government approvals necessary to continue operating existing stores or open new short-term consumer loan stores.

For the year ended December 31, 2009 and 2008, the Company had significant revenues by state (shown as a percentage of applicable division’s revenue) as follows:

Payday Division			Cricket Wireless Division
	2009 % of Revenues	2008 % of Revenues		2009 % of Revenues	2008 % of Revenues
Nebraska	27%	30%	Missouri	39%	31%
Wyoming	14%	11%	Nebraska	15%	47%
North Dakota	15%	14%	Texas	11%	22%
Iowa	12%	* %	Indiana	22%
Utah	* %	10%
Wisconsin	* %	10%

* Under 10%

14.	Other Expenses –

A breakout of other expense is as follows:

	For the Year Ended December 31,
	2009	2008
Store expenses
Bank fees	$228,009	$108,552
Collection costs	376,016	263,825
Repair and Maintenance	201,298	159,036
Supplies	304,092	121,125
Telephone	188,477	123,235
Utilities and network lines	374,739	215,804
Other	710,698	259,072
	$2,383,329	$1,250,649
General & administrative expenses
Professional fees	$702,291	$905,501
Other	392,257	639,821
	$1,094,548	$1,545,322

15.	Discontinued Operations –

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

Summarized results for the discontinued operations for 2008 are as follows:

2008
Revenue	$1,586,220
Costs and expenses	1,935,766
Loss from discontinued operations	$(349,546)

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Settlement Agreement with former Chief Executive Officer–

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

17.	Subsequent Events –

Definitive Stock Purchase and Sale Agreement

On February 23, 2010, WERCS entered into a definitive Stock Purchase and Sale Agreement by and between WERCS, and WCR Acquisition, Inc., a Delaware corporation, pursuant to which WERCS has agreed to sell to WCR Acquisition, Inc. all shares of the Common Stock and Series A Convertible Preferred Stock of the Company owned by WERCS.  The parties later agreed to the assignment of the purchase rights to WCR, LLC, a Delaware limited liability company, pursuant to an amendment to the Stock Purchase and Sale Agreement .  The sale of these shares is scheduled to close on the later of March 31, 2010 or two business days after the satisfaction or waiver of all applicable closing conditions set forth in the Stock Purchase and Sale Agreement, including conditions that the Company’s Articles of Incorporation be amended so that the provisions of the Minnesota Control Share Acquisition Act do not apply to the sale of such shares to WCR, LLC and that three of the four existing directors of the Company resign from the Company’s Board of Directors.  It is anticipated that the resigning directors will be replaced by persons designated by WCR, LLC.

WERCS received an aggregate of 1,125,000 shares of the Company’s common stock and 10,000,000 shares of Series A Convertible Preferred Stock in connection with a merger transaction with Wyoming Financial Lenders that was completed on December 31, 2007.  WERCS beneficially own 11,125,000 shares of the Company’s common stock, representing approximately 61.8% of the Company’s common shares.

Litigation Matter

On March 26, 2010, the Company and all of the members of its Board of Directors, among others, were sued by former members of our management team, Messrs. Steven Staehr and David Stueve.  In that lawsuit, the plaintiffs have alleged, among other things, that our Board of Directors have breached certain of their fiduciary duties primarily in connection with the proposed sale by WERCS of its capital stock in the Company to WCR, LLC.  The Company believes the lawsuit is entirely meritless.  While we are unable to predict the ultimate outcome of these claims and proceedings, management believes there is not a reasonable possibility that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Special Shareholder Meeting

On March 29, 2010, the Company held a special shareholder meeting in accordance with a demand made by WERCS on February 24, 2010, together with a shareholder proposal to consider and vote on an amendment to the Company’s Amended and Restated Articles of Incorporation, as amended (the “Articles”), to make the Minnesota Control Share Acquisition Act inapplicable to the Company.  The meeting demand and proposal are covered in the Company’s Proxy Statement (on Form DEF 14A) filed with the SEC on March 15, 2010.  The shareholders of the Company approved the amendment to the Articles at the special shareholder meeting.

The amendment to the Company’s Amended and Restated Articles of Incorporation, as amended, is a condition to the sale by WERCS of all of its Company common stock and Series A Convertible Preferred Stock to WCR, LLC, pursuant to the terms and conditions of that certain Stock Purchase and Sale Agreement by and among WERCS and WCR, LLC.  A copy of the Stock Purchase and Sale Agreement is publicly available as Exhibit B to the Schedule 13D/A filed by WERCS with the SEC on February 24, 2010.  In addition, there are other conditions to the closing of the sale by WERCS of its capital stock to WCR, LLC under the Stock Purchase and Sale Agreement, including:

•	the resignation of specified members of our board of directors;
•
the release of Mr. Moberly from his guarantee of the obligations of Wyoming Financial Lenders in connection with the loan obtained from Banco Popular (see the “Banco Popular Line of Credit” caption above”); and

•
the Company entering into an employment agreement with its current Chief Executive Officer, John Quandahl, on terms and conditions that are substantially similar to Mr. Quandahl’s current employment arrangement with the Company.

The Company is not a party to the Stock Purchase and Sale Agreement and is not bound by any of the provisions of such agreement, including any of the conditions to the closing of the purchase and sale.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WERCS Financing Arrangement

On March 30, 2010, the Company received a commitment letter from WERCS agreeing to provide a Business Loan Agreement to the Company to replace the existing Banco Popular Business Loan Agreement and associated agreements. Under the anticipated agreements with WERCS, an amount up to the unpaid balance of the existing Banco Popular note may be borrowed at an interest rate of 12% payable monthly, with principal due one year from the date of the loan, and the note secured by a grant of a security interest covering substantially all of the assets of the Company. Other than the repayment terms, interest rate, and the change in collateral, all other terms and conditions are expected to be substantially similar to those of the Banco Popular Business Loan Agreement and associated agreements.

Dividend Declaration and Payment

In 2010, the unaccrued and unpaid dividend of $525,000 at December 31, 2009 was declared.  Subsequent to December 31, 2009, preferred dividend payments of $1,250,000 have been made.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of December 31, 2009, our Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2009.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2009 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.  Lurie, Besikof, Lapidus, LLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2009.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls, except as described below.

During the fiscal quarter covered by this report, we completed integrating, and incorporating as part of our internal controls:  (i) the operations acquired from PQH Wireless, Inc. during the last fiscal quarter of 2008 and (ii) the operations of our Cricket Wireless stores acquired (or whose operations commenced) during the fiscal quarter covered by this report.

In our Annual Report on Form 10-K for the year ended December 31, 2008, we identified material weaknesses in internal control over financial reporting and a related remediation plan.  We have completed our remediation plan as outlined in our Annual Report on Form 10-K for the year ended December 31, 2009 by taking steps to:

•
increase the frequency of our Board of Directors and Audit Committee meetings to more actively engage those bodies in the oversight of our internal controls and the review of complex or unusual accounting transactions;

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
•
conduct additional training on internal controls for our management, financial reporting and operations staff, including our Chief Executive Officer’s emphasis on the importance of complying with our internal control framework;

•	integrate our PQH Wireless division’s operations into our centralized payroll, expenditures, information technology, revenue and financial reporting processes;
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
•
improve our expenditures process to require contracts for services, expense report support and approval, approval of our Chief Executive Officer’s expense reports by the Audit Committee chairperson, invoice approval prior to vouchering and disbursement, budget-to-actual reviews each quarter with root cause analysis performed for significant variances;

•	implement a formalized impairment analysis process, and process to analyze the appropriate accounting treatment for intangibles and goodwill in future acquisitions;
•	launch an automated timekeeping system with built-in features to route timesheets for supervisor approval;
•	design an automated system to track inventory for our PQH Wireless division;
•	utilize our in-house tax expertise, and supplement with outsourced professionals as necessary, to prepare the income tax provisions, tax returns, and timely submission of tax payments, when required;
•	implement a procedure that ensures timely review of the financial statements by our Chief Executive Officer and the Audit Committee prior to filing with the SEC;
•	implement a reporting tool with our upgraded financial software application to produce the consolidated balance sheet and income statement in an automated manner; and
•	generally improve the segregation of duties within the financial reporting, information technology, payroll and expenditures processes.

Our efforts to remediate the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2008 and to enhance our overall control environment have been regularly reviewed with, and monitored by, our Audit Committee.  We believe the remediation measures described above have been successful in correcting and remediating the material weaknesses previously identified and have strengthened and enhanced our internal control over financial reporting.

ITEM 9B    OTHER INFORMATION

None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Our Board of Directors consists of Robert W. Moberly (Chairman), James Mandel, Mark Houlton and John Quandahl.  There is currently a vacancy on the Board of Directors for a fifth director.  The following table sets forth the name and position of each of our current directors and executive officers.

Name	Age	Positions
John Quandahl	43	Chief Executive Officer, Chief Operating Officer, Interim Chief Financial Officer and Director
Rich Horner	46	Vice President, Wyoming Financial Lenders
Robert W. Moberly	57	Director (Chairman)
Mark Houlton	45	Director
James Mandel	53	Director

The biographies of the above-identified individuals are set forth below:

John Quandahl, the Company’s Chief Executive and Operating Officer and interim Chief Financial Officer, currently also serves as the President of Wyoming Financial Lenders, Inc., a position he has held since 2007.  From 2005 until joining Wyoming Financial Lenders, Mr. Quandahl was the President of Houlton Enterprises, Inc., and prior to that served as that corporation’s Chief Operating Officer from 1999 until 2004.  Mr. Quandahl was the controller as Silverstone Group, Inc., from 1993 until 1998, and before that began his career at the Nebraska Department of Revenue as a tax auditor in 1989.  Mr. Quandahl is a certified public accountant (inactive) and earned a degree in accounting from the University of Nebraska - Lincoln.  Mr. Quandahl served as Chief Operating Officer of Wyoming Financial Lenders prior to its merger with the Company has continued to serve as our Chief Operating Officer since that time  Effective January 1, 2008, Mr. Quandahl was appointed as our Chief Executive Officer and interim Chief Financial Officer.  Mr. Quandahl was appointed to the Board of Directors on March 9, 2009.

Rich Horner, the Company’s Vice President of Wyoming Financial Lenders, joined Wyoming Financials Lenders in 2000 as its general manager.  Since that time, he has served as the Wyoming Financial Lenders controller from 2007 to present.  Mr. Horner was promoted to Vice President of Wyoming Financial Lenders in January 2009.  Prior to joining Wyoming Financial Lenders, Mr. Horner served in a finance and budgetary capacity for InfoUSA. Mr. Horner has an MBA in finance and management from the University of Nebraska-Omaha.  Mr. Horner is not a member of the Board of Directors.

Robert W. Moberly has been employed with WERCS since 1987 as its Chief Operating Officer. WERCS owned all of the outstanding capital stock of Wyoming Financial Lenders, Inc., which the Company acquired on December 31, 2007.  WERCS is presently an affiliate of the Company. Mr. Moberly is responsible for locating and evaluating business acquisitions for WERCS and its affiliates.  Mr. Moberly also develops WERCS’ business strategies.  Mr. Moberly holds many licenses in insurance and securities, including: Property and Casualty, Life and Health, Surplus Lines in insurance and Registered Representative Series 7, Financial Operations Principal Series 27, General Principal Series 24, Municipal Securities Registered Representative Series 53 and Options Principal Series 4 in securities.  Prior to joining WERCS, Mr. Moberly worked for two years as a securities broker for Dain Bosworth and 15 years as the owner of a contracting business.  Mr. Moberly, a native of Greybull, Wyoming, graduated from Worland High School and attended the University of Wyoming.  Mr. Moberly became a director of the Company on December 31, 2007.

Mark Houlton founded Houlton Enterprises, Inc. and opened his first check-cashing / payday advance store in Omaha, Nebraska in 1997.  Over the course of his ownership, this single store company grew to a total of 24 stores in Nebraska, Iowa, North Dakota and Wisconsin.  In 2005, Mr. Houlton sold his stock to WERCS, Inc. and Houlton Enterprises was merged into Wyoming Financial Lenders, Inc.  Since the merger of Houlton Enterprises into WERCS, Mr. Houlton has been involved as a partner in PQH Wireless, our Cricket wireless division.  Mr. Houlton is a 1988 graduate of the University of Nebraska, Lincoln, having received a B.S. in management. Mr. Houlton became a director of our Company on December 31, 2007.

James Mandel has been the Chief Executive Officer and a director of Multiband Corporation (Nasdaq CM: MBND) since October 1, 1998.  Prior to August 2006, Multiband was an affiliate of the Company, owning approximately 51%, of the Company after the remaining 49%, of the Company’s shares had been spun-off to Multiband shareholders of record as of August 10, 2006.  Multiband is a Minnesota corporation based in New Hope, Minnesota, and is principally engaged in the business of offering voice, data and video series to residents of multi-dwelling units, and also serves as the master service operator and marketer of DirecTV services to residents of multi-dwelling units.  Mr. Mandel was co-founder of Call 4 Wireless, LLC, a telecommunications company specializing in wireless communications, and served as its Chairman and a member of its Board of Directors from December 1996 until October 1998, and as its interim Chief Executive Officer from December 1996 until December 1997.  From October 1991 to October 1996, he was Vice President of Systems for Grand Casinos, Inc., where his duties included managing the design, development, installation and on-going maintenance for the 2,000 room, $507 million Stratosphere Hotel, Casino and Tower in Las Vegas.  Mr. Mandel also managed the systems development of Grand Casino Mille Lacs, in Onamia, Minnesota, Grand Casino Hinckley in Hinckley, Minnesota and six other casinos nationwide.  He formerly served as Chairman of the Board of Directors for CorVu Corporation, an international software development company which was sold in June of 2007, and currently serves as a director for New Market Technologies, an international technology company based in Dallas, Texas.  Mr. Mandel has served as a director of the Company since December 31, 2007.

Under our corporate bylaws, all of our directors serve for indefinite terms expiring upon the next annual meeting of our shareholders.

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on the information discussed in each of the directors’ individual biographies set forth above.  In particular, with regard to Mr. Moberly, the Board of Directors considered his strong background in the financial sector, believing that his particular experience with the payday lending industry and his experience and skills in managing conglomerated business activities is important for purposes of evaluating the coordination and integration of the Company’s two principal operating segments.  With regard to Messrs. Houlton and Quandahl, the Board of Directors considered their significant experience, expertise and background with regard to accounting and financial matters, and their experience with the payday lending industry as well as retail operations.  The Board of Directors also considered Mr. Quandahl’s experience in tax matters.  With regard to Mr. Mandel, the Board of Directors considered his strong background with public companies and the public securities markets and his familiarity with the investment banking field.

FAMILY RELATIONSHIPS

The Board of Directors has affirmatively determined that there are no familial relationships among any of our officers or directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past ten years, no officer, director, control person or promoter of the Company has been:

•
involved in any petition under the federal bankruptcy laws or any state insolvency law that was filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years, or any corporation or business association of which he was an executive officer at or within two years within the date of this report;

•	convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:  (1) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; (2) engaging in any type of business practice; or (3) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

•
the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

•
found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•
found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•
the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:  (1) any federal or state securities or commodities law or regulation; or (2) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (3) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq.  Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no applicable filings were required, the Company believes that all such filings were filed on a timely basis for fiscal year 2009 except for a Form filed by Mr. Christopher Larson on January 20, 2009 that was originally due on January 2, 2010.

ITEM 11	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for awarded to or earned by:  (i) each individual who served as the principal executive officer and principal financial officer of Western Capital during the year ended December 31, 2009; and (ii) each other individual that served as an executive officer of either Western Capital or Wyoming Financial Lenders, Inc. at the conclusion of the year ended December 31, 2009 and who received more than $100,000 in the form of salary and bonus during such fiscal year.  For purposes of this report, these individuals are collectively the “named executives” of the Company.

Name and Principal Position	Salary	Other Annual Compensation	Stock Option Awards	Total
John Quandahl (1) 2009	$246,000	$0	$0	$246,000
Pres. and Chief Operating Officer 2008	$246,000	$0	$0	$246,000
Rich Horner (2) 2009	$136,000	$35,558	$0	$171,558
Vice President of WFL 2008	$131,682	$0	$0	$131,682

(1)
Mr. Quandahl is the President and Chief Operating Officer of Wyoming Financial Lenders, Inc., the wholly owned and principal operating subsidiary of Western Capital that offers payday lending services.  Mr. Quandahl also began serving as the Chief Operating Officer of Western Capital effective November 29, 2007, and continues to serve in that capacity.  Effective January 1, 2009, Mr. Quandahl was also appointed to serve as the Company’s President and Chief Executive Officer and interim Chief Financial Officer

(2)
Mr. Horner became the Vice President of Wyoming Financial Lenders in January 2009.  Mr. Horner’s 2009 compensation reflect his position as the Company’s Vice President of Wyoming Financial Lenders and 2008 compensation as the Company’s Controller.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

We had no outstanding equity awards as of December 31, 2009 for any named executives.

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

As of the close of business on March 30, 2010, we had outstanding two classes of voting securities—common stock, of which there were 7,996,007 shares issued and outstanding; and Series A Convertible Preferred Stock, of which there were 10,000,000 shares issued and outstanding.  Each share of capital stock is currently entitled to one vote on all matters put to a vote of our shareholders.  The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 30, 2010, by:

•	each person known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding common stock
•	each current director
•	each executive officer of the Company and other persons identified as a named executive in ITEM 11 above, and
•	all current executive officers and directors as a group.

Unless otherwise indicated, the address of each of the following persons is 11550 “I” Street, Omaha, Nebraska  68137, and each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

Name and Address	Common Shares Beneficially Owned (1)	Percentage of Common Shares (1)
James Mandel (2)	58,640	*

Robert W. Moberly (3)	11,125,000	61.8%

Mark Houlton (4)	316,667	3.9%

Rich Horner (5)	100,000	*

All current executive officers and directors as a group (6)	11,600,307	64.5%

Steve Irlbeck (7)	400,000	5.0%

WERCS (8) 400 East First Street PO Box 130 Casper, WY 82602	11,125,000	61.8%

Christopher Larson (9) 8912 East Pinnacle Peak Road Scottsdale, AZ 85255	550,000	6.9%

Lantern Advisers, LLC (10) 80 South Eighth Street, Suite 900 Minneapolis, MN 55402	520,963	6.5%

Mill City Ventures, LP (11) 80 South Eighth Street, Suite 900 Minneapolis, MN 55402	800,000	10.0%

Joseph A. Geraci, II (12) 80 South Eighth Street, Suite 900 Minneapolis, MN 55402	800,000	10.0%

Steven Staehr (13) 7778 Barbican Ct. Las Vegas, NV 89147	966,667	12.1%

* less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities.  Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person.  Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company.  In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)
Mr. Mandel is a director of the Company.  479 of these shares are registered in Mr. Mandel’s name.  The remaining 58,161 shares are held by Multiband Corporation (a Minnesota corporation), of which Mr. Mandel is the Chief Executive Officer and by virtue of which position Mr. Mandel has beneficial ownership.

(3)
Mr. Moberly is a director of the Company.  Consists of 1,125,000 shares of Common Stock and 10,000,000 shares of Series A Stock held of record by WERCS.  See fn 8 below.  Mr. Moberly exercises the power to vote and dispose of these shares in his capacity as the Chief Operating Officer of WERCS.

(4)	Mr. Houlton became a director of the Company on December 31, 2007.

(5)	Mr. Horner became the Vice President of Wyoming Financial Lenders, Inc. in January 2009.

(6)	Consists of Messrs. Quandahl, Mandel, Houlton and Moberly.

(7)	Mr. Irlbeck became the Company’s Senior Director of Accounting in January 2009.

(8)
Consists of 1,125,000 shares of Common Stock and 10,000,000 shares of Series A Stock which are convertible into an equal number of shares of Common Stock.  Share figures contained in the table are taken from WERCS’ most recent filing under §13 of the Securities Exchange Act of 1934 on Schedule 13D/A, filed on February 25, 2010, and from the registered shareholder list of the Company for holders of its Common Stock and Series A Stock.

(9)
Share figures reflected in the table are based on the Company’s best available information relating to the ownership of Mr. Larson.  To the knowledge of the Company, Mr. Larson has not made any filings with the SEC under §13 of the Securities Exchange Act of 1934 upon which the Company may rely for purposes of presenting on the table Mr. Larson’s beneficial ownership in the Company.  All of Mr. Larson’s shares reflected in the table are subject to cancellation upon the expiration of a guarantee Mr. Larson delivered for the benefit of the Company during his tenure as the Company’s Chief Executive Officer (which tenure ended on December 31, 2008), and certain other events.

(10)
Lantern Advisers, LLC is a Minnesota limited liability company owned equally by Messrs. Douglas Polinsky and Joseph A. Geraci, II.  As to shares of Western Capital, only Mr. Polinsky possesses investment and voting control.  As a consequence, Mr. Geraci disclaims beneficial ownership of any shares held by Lantern Advisers.  Share figures contained in the table are taken from Lantern Advisers’ most recent filing under §13 of the Securities Exchange Act of 1934 on Schedule 13G/A, filed on February 16, 2010.

(11)
Mill City Ventures, LP is a Minnesota limited partnership the securities of which are beneficially held by Mill City Advisers LLC, a Minnesota limited liability company that serves as the general partner to Mill City Ventures, LP.  Mr. Joseph A. Geraci, II, the sole member and manager of Mill City Advisors, holds investment and voting control over the shares beneficially owned by Mill City Ventures.  Share figures contained in the table are taken from Mill City Ventures’ most recent filing under §13 of the Securities Exchange Act of 1934 on Schedule 13G/A, filed with the SEC on February 17, 2009.

(12)
Joseph A. Geraci, II, possesses beneficial ownership of securities held by Mill City Ventures, LP.  See fn 11 above.  Mr. Geraci disclaims beneficial ownership of any beneficial ownership of shares of Western Capital held by Lantern Advisers, LLC.  See fn 10 above.

(13)
Share figures reflected in the table are based on a January 10, 2008 Schedule 13/G filing with the SEC, which is the Company’s best available information relating to Mr. Staehr’s ownership of Company stock.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND TRANSACTIONS

Settlement Agreement

On May 1, 2009, we entered into a Settlement Agreement with Christopher Larson, our former Chief Executive Officer. Also parties to the Settlement Agreement were Wyoming Financial Lenders, Inc. (our payday lending subsidiary), WERCS (our controlling shareholder), John Quandahl (our current Chief Executive Officer), and National Cash & Credit, LLC (formerly a subsidiary of ours, but now wholly owned by Christopher Larson). We entered into the Settlement Agreement to settle certain disputes that we had with Mr. Larson which related primarily to (i) disbursements made to him during 2008, either by him or at his direction, that were supposed to have been reimbursements for expenses he incurred in 2007 and 2008 in connection with the Merger transaction or otherwise, (ii) increases in salary payments to him and other members of management during 2008, (iii) certain payments made to third parties at his direction during 2008, and (iv) certain other transactions effected at our National Cash & Credit subsidiary during 2008, together with the manner in which those transactions were reflected on the books of National Cash & Credit.

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

The Board of Directors does have a standing Compensation Committee and Audit Committee.  The Compensation Committee is composed of Messrs. Mandel and Houlton, with Mr. Houlton serving as the chairperson.  The Audit Committee is composed of Messrs. Mandel and Houlton, with Mr. Mandel serving as the chairperson.  Each committee formerly had a third director serving on it, but that director resigned in March 2009.  The Board of Directors has determined that Mr. Mandel is “independent,” as such term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act.  The preceding disclosure respecting director independence is required under applicable SEC rules.  However, as a corporation whose shares are listed for trading on the OTCBB, the Company is not required to have any independent directors at all on its Board of Directors, or any independent directors serving on any particular committees of the Board of Directors.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our principal independent registered public accounting firm for the fiscal years indicated:

	2009	2008
Audit Fees	$295,466	$338,993
Audit-Related Fees	72,260	0
Tax Fees	-	0
All Other Fees	-	0

Total	$367,726	$338,993

Audit Fees.   The fees identified under this caption were for professional services rendered by Lurie Besikof Lapidus & Company, LLP for years ended 2009 and 2008 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q.  The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.  The 2008 fees include services related to restatement of our financial statements for the year ended December 31, 2007 and the interim periods through September 30, 2008.

Audit-Related Fees.  The fees under this caption relate to assurance and related services related to management’s internal investigation, their amended Form 10-K/A for the year ended December 31 2007, and amended Quarterly Reports on Form 10-Q/A for the first, second and third quarters of fiscal 2008.

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

Approval Policy.  Our Audit Committee approves in advance all services provided by our independent registered public accounting firm.  All engagements of our independent registered public accounting firm in years ended 2009 and 2008 were pre-approved by the Audit Committee and Board of Directors, respectively.

PART IV

ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

EXHIBITS

Exhibit No.	Description
2.1
Exchange Agreement with National Cash & Credit, LLC and certain members of National Cash & Credit, LLC, dated February 26, 2008 (incorporated by reference to Exhibit 2.2 to the registrant’s annual report on Form 10-K filed on April 7, 2008).

2.2
Stock Purchase Agreement with PQH Wireless, Inc., John Quandahl, Mark Houlton  and Charles Payne, dated October 15, 2008 (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-1/A filed with the SEC on November 24, 2008).

2.3	Asset Purchase Agreement with Dean Salem and VZ Wireless, LLC dated January 14, 2009 (incorporated by reference to Exhibit 2.4 to the registrant’s annual report on Form 10-K filed on May 4, 2009).

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

10.4
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

10.7
Business Loan Agreement with Banco Popular, NA, dated as of October 20, 2008 (incorporated by reference to Exhibit 10.8 to the registrant’s annual report on Form 10-K filed on May 4, 2009) (see also Exhibit 10.10 below).

10.8
Redemption Agreement with Christopher Larson and National Cash & Credit, LLC, dated December 31, 2008 (incorporated by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K filed on May 4, 2009).

10.9
Settlement Agreement with Christopher D. Larson, National Cash & Credit, LLC, Wyoming Financial Lenders, Inc., WERCS, Inc. and John Quandahl dated as of May 1, 2009 (incorporated by reference to Exhibit 10.10 to the registrant’s annual report on Form 10-K filed on May 4, 2009).

10.10
Business Loan Agreement between Wyoming Financial Lenders, Inc. and Banco Popular North America, dated effective as of October 30, 2009 (amending and restating the Business Loan Agreement dated October 20, 2008, and included as Exhibit 10.7 above) (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 19, 2010).

10.11
Promissory Note of Wyoming Financial Lenders, Inc. to Banco Popular North America, dated effective as of October 30, 2009 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on January 19, 2010).

10.12
Commercial Pledge Agreement between Western Capital Resources, Inc. and Banco Popular North America, dated effective as of October 30, 2009 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on January 19, 2010).

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

Western Capital Resources, Inc.

/s/ John Quandahl	3/30/10
John Quandahl

Chief Executive Officer and
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Quandahl	3/30/10	/s/ Robert W. Moberly	3/30/10
John Quandahl, Director, Chief Executive Officer, Chief Operating Officer and Interim Chief Financial Officer (principal executive officer and principal financial officer)		Robert W. Moberly, Director (Chairman)
		/s/ Mark Houlton	3/30/10
Mark Hou lton, Director
		/s/ James Mandel	3/30/10
James Mandel, Director