Form 10-Q
period 2010-03-31
WESTERN CAPITAL RESOURCES, INC.
filed 2010-05-13
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010 or

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 13, 2010, the registrant had outstanding 7,446,007 shares of common stock, no par value per share.

Western Capital Resources, Inc.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONTENTS

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Income	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$1,549,357	$1,526,562
Loans receivable (less allowance for losses of $991,000 and $1,237,000)	3,833,479	4,875,870
Inventory	187,778	373,858
Prepaid expenses and other	233,050	288,145
Deferred income taxes	394,000	486,000
TOTAL CURRENT ASSETS	6,197,664	7,550,435

PROPERTY AND EQUIPMENT	1,015,077	1,075,715

GOODWILL	11,458,744	11,458,744

INTANGIBLE ASSETS	767,918	902,069

OTHER	100,915	107,715

TOTAL ASSETS	$19,540,318	$21,094,678

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$863,858	$1,352,989
Income taxes payable	88,773	145,773
Note payable – short-term	1,636,044	1,794,372
Current portion long-term debt	765,029	165,431
Preferred dividend payable	275,000	1,000,000
Deferred revenue	239,543	345,826
TOTAL CURRENT LIABILITIES	3,868,247	4,804,391

LONG-TERM LIABILITIES
Notes payable – long-term	1,499,265	2,138,162
Deferred income taxes	274,000	250,000
Other	37,429	-
TOTAL LONG-TERM LIABILITIES	1,810,694	2,388,162
TOTAL LIABILITES	5,678,941	7,192,553

SHAREHOLDERS' EQUITY
Series A convertible preferred stock 10% cumulative dividends, $0.01 par value, $2.10 stated value, 10,000,000 shares authorized, issued and outstanding	100,000	100,000
Common stock, no par value, 240,000,000 shares authorized, 7,996,007 shares issued and outstanding	-	-
Additional paid-in capital	18,478,337	18,478,337
Accumulated deficit	(4,716,960)	(4,676,212)
TOTAL SHAREHOLDERS’ EQUITY	13,861,377	13,902,125

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$19,540,318	$21,094,678

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended
	March 31, 2010	March 31, 2009
REVENUES
Payday loan fees	$2,490,225	$2,517,810
Phones and accessories	1,478,548	1,664,180
Check cashing fees	232,595	267,299
Other income and fees	454,634	317,998
	4,656,002	4,767,287

STORE EXPENSES
Salaries and benefits	1,230,618	1,220,032
Provisions for loan losses	160,744	329,469
Phones and accessories cost of sales	428,123	802,229
Occupancy	500,956	337,517
Advertising	81,315	150,713
Depreciation	68,872	57,589
Amortization of intangible assets	134,151	177,066
Other	616,311	531,868
	3,221,090	3,606,483

INCOME FROM STORES	1,434,912	1,160,804

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	323,521	344,754
Depreciation	4,256	4,786
Interest expense	83,654	81,796
Other	241,229	351,163
	652,660	782,499

INCOME BEFORE INCOME TAXES	782,252	378,305

INCOME TAX EXPENSE	298,000	150,000

NET INCOME	484,252	228,305

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS (assumes all paid)	(525,000)	(525,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(40,748)	$(296,695)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and diluted	7,996,007	7,779,507

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009

OPERATING ACTIVITIES
Net Income	$484,252	$228,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	73,128	62,374
Amortization	134,151	177,066
Deferred income taxes	116,000	107,000
Loss on disposal of property and equipment	618	-
Changes in operating assets and liabilities
Loans receivable	1,042,391	1,014,539
Inventory	186,080	(193,593)
Prepaid expenses and other assets	61,895	(320,529)
Accounts payable and accrued liabilities	(546,131)	273,034
Deferred revenue	(106,283)	(78,676)
Other liabilities – long-term	37,429	-
Net cash provided by operating activities	1,483,530	1,269,520

INVESTING ACTIVITIES
Purchase of property and equipment	(13,108)	(184,991)
Acquisition of stores, net of capital acquired	-	(2,178,000)
Net cash used by investing activities	(13,108)	(2,362,991)

FINANCING ACTIVITIES
Payments on note payable – short-term	(158,328)	(100,000)
Payments on notes payable – long-term	(39,299)	(25,117)
Dividends	(1,250,000)	(300,000)
Net cash used by financing activities	(1,447,627)	(425,117)

NET INCREASE (DECREASE) IN CASH	22,795	(1,518,588)

CASH
Beginning of period	1,526,562	3,358,547
End of period	$1,549,357	$1,839,959

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$239,000	$125,000
Interest paid	89,545	79,085

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared according to the  instructions to Form 10-Q and Section 210.8-03(b) of Regulation S-X of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared  in accordance with U. S. generally accepted accounting principles (GAAP) have been omitted.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2009. The condensed consolidated balance sheet at December 31, 2009, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

Western Capital Resources, Inc. (WCR), through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL) and PQH Wireless, Inc. (PQH), collectively referred to as the “Company,” provides retail financial services and retail cellular phone sales to individuals primarily in the Midwestern United States.  As of March 31, 2010, the Company operated 55 “payday” stores in 10 states (Colorado, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming) and operated 33 Cricket wireless retail stores in seven states (Illinois, Indiana, Kansas, Maryland, Missouri, Nebraska and Texas).  The condensed consolidated financial statements include the accounts of WCR, WFL, and PQH. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Loans Receivable / Loan Loss Allowance

We maintain a loan loss allowance for anticipated losses for our cash advance and title loans. To estimate the appropriate level of the loan loss allowance, we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current loan loss allowance is based on our net write offs, typically expressed as a percentage of loan amounts originated for the last 24 months applied against the principal balance of outstanding loans that we write off. The Company also periodically performs a look-back analysis on its loan loss allowance to verify the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. The Company is aware that as conditions change, it may also need to make additional allowances in future periods.

Included in loans receivable are cash advance loans that are currently due or past due and cash advance loans that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.  Cash advance loans are carried at cost less the allowance for doubtful accounts.  The Company does not specifically reserve for any individual cash advance loan.  The Company aggregates cash advance loans for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.  As a result of the Company’s collection efforts, it historically writes off approximately 45% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximately percentages: 1 to 30 days – 45%; 31 to 60 days – 67%; 61 to 90 days – 83%; 91 to 120 days – 88%; and 121 to 180 days – 91%.  All returned items are charged-off after 180 days, as collections after that date have not been significant.  The loan loss allowance is reviewed quarterly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

A rollforward of the Company’s loans receivable allowance for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010	2009

Loans receivable allowance, beginning of period	$1,237,000	$1,413,000
Provision for loan losses charged to expense	161,000	329,000
Charge-offs, net	(407,000)	(536,000)
Loans receivable allowance, end of period	$991,000	$1,206,000

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted net loss per common share is computed by dividing the net loss available to common shareholders by the sum of the weighted average number of common shares outstanding plus potentially dilutive common share equivalents (stock warrants, convertible preferred shares) when dilutive. Potentially dilutive securities Series A Convertible Preferred Stock (10,000,000) was anti-dilutive and therefore excluded from the dilutive net loss per share computation for 2010.

Recent Accounting Pronouncements

In January 2010, the FASB issued amendments to guidance on fair value measurements and disclosures that will require inclusion of the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. An amendment related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques was also issued. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company adopted this amendment guidance with no material impact on its condensed consolidated financial statements.

No other new accounting pronouncement issued or effective during the fiscal quarter has had or is expected to have a material impact on the condensed consolidated financial statements.

2.	Segment Information –

The Company has grouped its operations into two segments – Payday Operations and Cricket Wireless Retail Operations. The Payday Operations segment provides financial and ancillary services. The Cricket Wireless Retail Operations segment is a dealer for Cricket Wireless, Inc., reselling cellular phones and accessories and serving as a payment center for Cricket customers.

Segment information related to the three months ended March 31, 2010 and 2009 follows:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Payday	Cricket Wireless	Total	Payday	Cricket Wireless	Total

Revenues from external customers	$2,782,907	$1,873,095	$4,656,002	$2,843,365	$1,923,922	$4,767,287
Net income (loss)	$437,341	$46,911	$484,252	$287,785	$(59,480)	$228,305
Total segment assets	$14,356,963	$5,183,355	$19,540,318	$15,249,449	$5,989,736	$21,239,185

3.	Notes Payable - Long-Term –

Effective March 31, 2010, the Company amended notes payable to related parties.  Under the amended payment terms of the notes, principal and interest payments on the notes are to be made monthly in the aggregate amount of approximately $61,500, beginning April 1, 2010, so as to amortize the outstanding balances of the notes as of March 31, 2010 over the entire term at a 10% rate of interest with all then-outstanding principal and accrued but unpaid interest due and payable on March 1, 2013.

4.	Stock Purchase and Sale –

On February 23, 2010, WERCS, a Wyoming corporation (“WERCS”), entered into a definitive Stock Purchase and Sale Agreement by and between WERCS, and WCR Acquisition, Inc., a Delaware corporation, pursuant to which WERCS agreed to sell to WCR Acquisition, Inc. all shares of common stock and Series A Convertible Preferred Stock of the Company owned by WERCS.  The parties later amended the Stock Purchase and Sale Agreement to substitute WCR, LLC, a Delaware limited liability company, as the buyer of Company stock from WERCS.  The sale of the shares of common stock and Series A Convertible Preferred Stock closed on March 31, 2010.  WCR, LLC purchased the common stock and the Series A Convertible Preferred Stock for aggregate consideration of approximately $4,770,000.

Since the 10,000,000 shares of Series A Convertible Preferred Stock vote on an as-converted basis (presently one-for-one) with shares of the Company’s common stock, the purchase and sale transaction effects a change in the voting control of the Company, with WCR, LLC possessing approximately 61.8% of the voting power of the Company’s shares.

5.	Resignation of Directors and Appointments to Vacancies –

On March 31, 2010, Mark Houlton and Robert W. Moberly resigned from their positions on the Company’s Board of Directors in connection with closing of the transactions contemplated by the Stock Purchase and Sale Agreement, as amended.  Their resignations were not the result of any disagreement with the Company.

On March 31, 2010, the Board of Directors of the Company appointed each of Angel Donchev and Aldus H. Chapin II as directors of the Company, to serve until the Company’s 2010 annual shareholder meeting.

6.	Employment Agreement/Management Bonus Pool –

On March 31, 2010, the Company entered into an Employment Agreement with John Quandahl, its Chief Executive Officer, Chief Operating Officer, and interim Chief Financial Officer.  The Employment Agreement provides Mr. Quandahl with an annual base salary and eligibility for participation in an annual performance-based cash bonus pool for management.  The performance-based bonus provisions permit certain members of management to receive annual bonus payments in cash based on EBITDA targets established by the Board of Directors annually.  The 2010 Bonus Pool EBITDA target is set at $4 million.  If the Company’s actual EBITDA performance for a particular annual period ranges from 85-100% of the established EBITDA target, the cash bonus pool will be 7.5% of  EBITDA.  If the Company’s actual EBITDA performance for a particular annual period exceeds 100% of the established EBITDA target, 15% of EBITDA over the established target will be added to the cash bonus pool.

7.	Risks Inherent in the Operating Environment –

The Company’s payday or short-term consumer loan activities are highly regulated under numerous local, state, and federal laws and regulations, which are subject to change. New laws or regulations could be enacted that could have a negative impact on the Company’s lending activities. Over the past few years, consumer advocacy groups and certain media reports have advocated governmental and regulatory action to prohibit or severely restrict deferred presentment cash advances.

The Federal Trade Commission has issued an FTC Consumer Alert (Federal Trade Commission, March 2008, Consumer Alert entitled “Payday Loans Equal Very Costly Cash: Consumers Urged to Consider the Alternatives”) that discourages consumers from obtaining payday loans such as the loans we offer, primarily on the basis that the types of loans we offer are very costly and consumers should consider alternatives to accepting a payday loan. For further information, you may obtain a copy of the alert at www.ftc.gov/bcp/edu/pubs/consumer/alerts/alt060.shtm.  The federal government also passed legislation, the 2007 Military Authorization Act, prohibiting us from offering or making our loans to members of the military when the interest and fees calculated as an annual percentage rate exceed 36%. This limitation effectively prohibits us from utilizing our present business model for cash advance or “payday” lending when dealing with members of the U.S. military, and as a result we do not and do not plan to conduct payday lending business with U.S. military personnel. These facts evidence the widespread belief that our charges relating to our loans are too expensive to be good for consumers. Some consumer advocates and others have characterized payday lending as “predatory.” As a result, there are frequently attempts in the various state legislatures, and occasionally in the U.S. Congress, to limit, restrict or prohibit payday lending.

In February 2009, Congress introduced H.R. 1214, the Payday Loan Reform Act of 2009 (an amendment to the Truth in Lending Act).  If enacted, this amendment would restrict charges for a single-payment loan to a 391% effective annual rate, or $15 per $100 for a two-week loan, prohibit loan rollovers, limit borrowers to one outstanding loan at a time and permit only one extended repayment plan every six months.  Presently, the bill is in the House Financing Committee.  We have no further information regarding this bill or any legislative efforts Congress may propose at this time.  In November 2009, Senator Christopher Dodd introduced proposed federal legislation entitled the “Restoring American Financial Stability Act of 2009” which, among other things, would create a federal agency authorized to promulgate consumer protection regulations covering a variety of financial industries, including payday lending.  In March 2010, the bill was passed by the U.S. Senate Banking Committee for consideration by the full Senate.  Presently, it is uncertain whether or when the full U.S. Senate may consider and vote upon the bill.  Moreover, because of the apparently broad regulatory powers that would be afforded to one or more federal agencies under the currently proposed legislation, it is highly uncertain what impact such legislation would have upon the Company, its operations or prospects, if passed.

The passage of federal laws or similar laws at state levels, would essentially prohibit the Company from conducting its payday lending business in its current form, and would certainly have a material and adverse effect on the Company, operating results, financial condition and prospects and even its viability.

For the three months ended March 31, 2010 and 2009, the Company had significant revenues by state (shown as a percentage of applicable division’s revenue) as follows:

Payday Division			Cricket Wireless Division
	2010 % of Revenues	2009 % of Revenues		2010 % of Revenues	2009 % of Revenues
Nebraska	27%	29%	Missouri	32%	53%
Wyoming	13%	14%	Nebraska	15%	14%
North Dakota	15%	14%	Texas	11%	13%
Iowa	12%	11%	Indiana	25%	10%

8.	Preferred Stock Dividend –

Quarterly cumulated dividends on the Company's Series A Convertible Preferred Stock are $525,000. The Company has $525,000 cumulative unaccrued preferred dividends at March 31, 2010.

9.	Other Expense –

A breakout of other expense is as follows:

	Three Months Ended March 31,
	2010	2009

Store expenses
Bank fees	$58,890	$50,978
Collection costs	110,153	76,203
Repair and maintenance	49,106	46,043
Supplies	43,676	88,326
Telephone	39,229	50,841
Utilities and network lines	148,247	81,723
Other	167,010	137,754
	$616,311	$531,868

General & administrative expenses
Professional fees	$173,025	$251,035
Other	68,204	100,128
	$241,229	$351,163

10.	Litigation Matter –

On March 26, 2010, the Company and all of the then-current members of its Board of Directors, among others, were sued by former members of our management team, Messrs. Steven Staehr and David Stueve.  In that lawsuit, the plaintiffs have alleged, among other things, that our Board of Directors breached certain of their fiduciary duties in connection with the proposed sale by WERCS of its capital stock in the Company to WCR, LLC.  The Company believes these claims are entirely meritless.  While we are unable to predict the ultimate outcome of these claims and proceedings, management believes there is not a reasonable possibility that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

11.	Special Shareholder Meeting –

On March 29, 2010, the Company held a special shareholder meeting in accordance with a demand made by WERCS on February 24, 2010, together with a shareholder proposal made by WERCS, to consider and vote on an amendment to the Company’s Amended and Restated Articles of Incorporation, as amended, to make the Minnesota Control Share Acquisition Act inapplicable to the Company.  The meeting demand and proposal are covered in the Company’s Proxy Statement (on Form DEF 14A) filed with the SEC on March 15, 2010.  The shareholders of the Company approved the proposed amendment at the special shareholder meeting.

The Company filed a Current Report on Form 8-K on April 2, 2010 to report the vote of security holders on the amendment to the Amended and Restated Articles of Incorporation which was approved by shareholders at the March 29, 2010 special shareholders meeting.

12.	Subsequent Events –

Credit Facility with WERCS

Effective April 1, 2010, WFL, the wholly owned payday lending operating subsidiary of WCR, refinanced its outstanding credit facility.  On that date, WERCS, a Wyoming corporation and the former holder of the Company’s Series A Convertible Preferred Stock, satisfied all of WFL’s financial obligations owing to Banco Popular North America and entered into a Business Loan Agreement and associated $2,000,000 Promissory Note with WFL.  The loan from WERCS extinguished the $1,637,341 that WFL owed to Banco Popular, and the remaining $362,659 will be used for general working capital.

The Business Loan Agreement and associated Promissory Note contained terms that were substantially similar to those contained in the original loan documents with Banco Popular.  To secure the obligations of WFL under the new Business Loan Agreement and Promissory Note, the Company entered into (i) a Commercial Pledge Agreement with WERCS pursuant to which the Company pledged its share ownership in WFL, and (ii) a Commercial Security Agreement pursuant to which the Company granted WERCS a security interest in substantially all of the Company’s assets.  The Company also entered into a Commercial Guaranty relating to the repayment of WFL’s obligations under the Business Loan Agreement and Promissory Note.

The payment terms under the Promissory Note require the Company to make monthly payments of accrued interest only for 11 months, followed by an April 1, 2011 balloon payment of any remaining accrued but unpaid interest and all $2,000,000 of principal under the promissory note.  Interest accrues on the unpaid principal balance of the promissory note at the rate of 12.0% per annum.

Banco Popular Loan Satisfaction and Redemption of Stock

On April 2, 2010, as part of the WERCS transactions described above, the Company and WFL satisfied their obligations to Banco Popular North America under a Business Loan Agreement and related promissory note, the outstanding principal and accrued interest amount of which was $1,637,341.

In connection with the payment in full of WFL’s and the Company obligations to Banco Popular North America, the guaranty of such obligations that were earlier delivered by Mr. Chris Larson, the former Chief Executive Officer of the Company, was terminated.  As a result, the Company has obtained and cancelled all 550,000 shares of common stock of Mr. Larson held in escrow since May 1, 2009 pursuant to the terms of a Settlement Agreement with Mr. Larson dated as of May 1, 2009.

Annual Shareholder Meeting

On May 7, 2010, the Company held its annual shareholder meeting for 2010.  At the annual meeting, the Company’s shareholders (i) ratified the selection by the Company’s Board of Directors of Lurie Besikof Lapidus & Company, LLP as the Company’s independent registered public accounting firm for fiscal 2010, and (ii) elected the following four individuals to the Company’s Board of Directors to serve until the next annual meeting of the shareholders:  John Quandahl, Angel Donchev, Richard E. Miller and Aldus H. Chapin II.  The Company reported detailed voting results on a Current Report on Form 8-K filed with the SEC on May 13, 2010.

Changes in Board of Directors

On May 10, 2010, the Company’s Board of Directors unanimously appointed a new and independent director, Mr. Ellery Roberts, to a vacancy existing on the Board of Directors.  In connection with his appointment, Mr. Roberts was appointed to serve on the audit committee (as chairperson) and compensation committee of the Board of Directors.  On May 7, 2010, James Mandel delivered his written resignation from his position on the Company’s Board of Directors.  At the time of Mr. Mandel’s resignation, he was serving on the audit and compensation committees of the Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements made in this report are “forward-looking statements,” as that term is defined under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon our current expectations and projections about future events. Whenever used in this report, the words “believe,” “anticipate,” “intend,” “estimate,” “expect” and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this report are primarily located in the material set forth under the headings “Description of Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are found in other parts of this report as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We will not necessarily update forward-looking statements even though our situation may change in the future.

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

General Overview

We provide (through Wyoming Financial Lenders, Inc.) retail financial services to individuals primarily in the midwestern and southwestern United States. These services include non-recourse cash advance loans, check cashing and other money services. At the close of business on March 31, 2010, we owned and operated 55 stores in 10 states (Colorado, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming).

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

In October 2008, we began operating Cricket Wireless retail stores as an authorized dealer of Cricket Wireless products and services. Authorized dealers are permitted to sell the Cricket line and generally locate their store operations in areas with a strong potential customer base where Cricket does not maintain a corporate storefront. These locations are generally within the urban core or surrounding areas of a community. We are an authorized premier Cricket dealer, and as such, we are only permitted to sell the Cricket line of prepaid cellular phones at our Cricket retail stores. At the close of business on March 31, 2010, we owned and operated 33 stores in seven states (Illinois, Indiana, Kansas, Maryland, Missouri, Nebraska, and Texas).

Our expenses primarily relate to the operations of our various stores.  The most significant expenses include salaries and benefits for our store employees, provisions for payday loan losses and occupancy expense for our leased real estate.  Our other significant expenses are general and administrative, which includes compensation of employees and professional fees for consulting, accounting, audit and legal services.

With respect to our cost structure, salaries and benefits are one of our largest costs and are driven primarily by the addition of branches throughout the year and changes in loan volumes.  Occupancy and phone and accessory cost of sales make up our second and third largest expense item.  Our provision for losses is also a significant expense.  We have experienced seasonality in our operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

We evaluate our stores based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of revenues), with consideration given to the length of time the branch has been open and its geographic location.  We evaluate changes in comparable branch financial and other measures on a routine basis to assess operating efficiency.  We define comparable branches as those branches that are open during the full periods for which a comparison is being made.  For example, comparable branches for the annual analysis we undertook as of December 31, 2009 have been open at least 24 months on that date.  We monitor newer branches for their progress toward profitability and rate of loan growth, units sold, or payment volume.

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

Our significant accounting policies are discussed in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the notes to our condensed consolidated financial statements included in this report.  We believe that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements:

Loan Loss Allowance

We maintain a loan loss allowance for anticipated losses for our cash advance and title loans. To estimate the appropriate level of the loan loss allowance, we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current loan loss allowance is based on our net write offs, typically expressed as a percentage of loan amounts originated for the last 24 months applied against the principal balance of outstanding loans that we write off. The Company also periodically performs a look-back analysis on its loan loss allowance to verify the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. The Company is aware that as conditions change, it may also need to make additional allowances in future periods.

Included in loans receivable are cash advance loans that are currently due or past due and cash advance loans that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.  Cash advance loans are carried at cost less the allowance for doubtful accounts.  The Company does not specifically reserve for any individual cash advance loan.  The Company aggregates cash advance loans for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.  As a result of the Company’s collection efforts, it historically writes off approximately 45% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximately percentages: 1 to 30 days – 45%; 31 to 60 days – 67%; 61 to 90 days – 83%; 91 to 120 days – 88%; and 121 to 180 days – 91%.  All returned items are charged-off after 180 days, as collections after that date have not been significant.  The loan loss allowance is reviewed quarterly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

A rollforward of the Company’s loans receivable allowance for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010	2009

Loans receivable allowance, beginning of period	$1,237,000	$1,413,000
Provision for loan losses charged to expense	161,000	329,000
Charge-offs, net	(407,000)	(536,000)
Loans receivable allowance, end of period	$991,000	$1,206,000

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

Results of Operations - Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

For the three-month period ended March 31, 2010, net income was $.48 million compared to net income of $.23 million for the three months ended March 31, 2009. During the three months ended March 31, 2010, income from operations before income taxes was $.78 million compared to $.38 million for the three months ended March 31, 2009. The major components of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense from continuing operations are discussed below.

Revenues

Revenues totaled $4.66 million for the three months ended March 31, 2010, compared to $4.77 million for the three months ended March 31, 2009. The decrease in total revenues resulted from sales of a higher percentage of units under Cricket’s instant rebate program, which has the effect of decreasing the average per-unit selling price and gross revenues.  While unit sales increased approximately 25% in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, the average per-unit selling price decreased over 28%.  During the three-month period ended March 31, 2010, we generated $1.48 million in phone and accessory sales compared to $1.66 million for the three-month period ended March 31, 2009.

A slight decrease in loan originations in the 2010 interim period also contributed to the decrease in total revenues.  During the three-month period ended March 31, 2010, we originated approximately $16.1 million in cash advance loans compared to $16.6 million during the 2009 interim period. Our average loan (including fee) totaled approximately $368 and $370, respectively, during the three-month periods ended March 31, 2010 and 2009. Our average fee for both three-month periods ended March 31, 2010 and 2009 was $54.

The following table summarizes our revenues for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
			(percentage of revenues)
Payday loan fees	$2,490,225	$2,517,810	53.5%	52.8%
Phones and accessories	1,478,548	1,664,180	31.8%	34.9%
Check cashing fees	232,595	267,299	5.0%	5.6%
Other income and fees	454,634	317,998	9.7%	6.7%
Total	$4,656,002	$4,767,287	100%	100%

Store Expenses

Total expenses associated with store operations for the three months ended March 31, 2010 were $3.22 million, compared to $3.61 million for the three months ended March 31, 2009.  The major components of these expenses are salaries and benefits for our store employees, provision for loan losses, costs of sales for phones and accessories, occupancy costs primarily relating to our store leaseholds, advertising expenses, depreciation of store equipment, amortization of intangible assets and other expenses associated with store operations.

Overall, our most significant increases in store expenses for the three months ended March 31, 2010 and 2009 related to our costs of occupancy. Our most significant decreases in store expenses over that same period related to the provision for loan losses, and phone and accessories cost of sales.  Salaries and benefits related to our store employees remained stable between the interim periods.  A discussion and analysis of the various components of our store expenses appears below.

Salaries and Benefits. Payroll and related costs at the store level were $1.23 million compared to $1.22 million for the periods ended March 31, 2010 and 2009, respectively. We expect that, with anticipated continued store growth, these salaries and benefits expenses will increase in 2010.

Provisions for Loan Losses. For the three months ended March 31, 2010, our provisions for loan losses were $.16 million compared to $.33 million for the three months ended March 31, 2009. Our provisions for loan losses represented approximately 6.5% and 13.1% of our loan fee revenue for the three months ended March 31, 2010 and 2009, respectively.  The more favorable loss ratio year-to-year reflects our expanded collection efforts in the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  Due to our inability to foretell the depth and duration of the continued economic downturn, we believe there are currently uncertainties in how significant a change in our loan losses during 2010 may be.

Phone and Accessories Cost of Sales.  For the three months ended March 31, 2010, our costs of sales were $.43 million compared to $.80 million for the same period in 2009.  The decrease in our Cricket Wireless phone service segment revenues, which resulted from Cricket’s rebate programs, had a corresponding downward impact to our costs of sales.  At March 31, 2010, we had 33 Cricket Wireless stores compared to 30 at March 31, 2009.

Occupancy Costs. Occupancy expenses, comprised mainly of store leases, were $.50 million for the three months ended March 31, 2010 versus $.34 million for the three months ended March 31, 2009. The increase in our occupancy expenses resulted from our operation of more stores throughout the more recent period.

Advertising. Advertising and marketing expenses decreased significantly from $.15 million for the three months ended March 31, 2009 to $.08 million for the three months ended March 31, 2010, a $.07 million or 46.4% reduction.  In general, we expect that our marketing and advertising expenses for 2010 will remain consistent with 2009 levels.

Depreciation. Depreciation, relating to store equipment and capital expenditures for stores, increased to $.07 million for the three months ended March 31, 2010 from $.06 million for the three months ended March 31, 2009.  The 17.2% increase in depreciation expense was due to an increased number of Cricket Wireless store locations containing depreciable assets.

Amortization of Intangible Assets. Amortization of intangible assets decreased from $.18 million for the three months ended March 31, 2009 to $.13 million, or 24%, for the three months ended March 31, 2010. Payday division expense decreased $.03 million due to intangible assets becoming fully amortized while the expense on the Cricket division decreased by $.02 million due to amortization expense being lower each subsequent year.

Other Store Expenses. Other expenses were $.62 million for the three months ended March 31, 2010 versus $.53 million for the three months ended March 31, 2009 primarily due to higher costs associated with operating a greater number of stores on a year-over-year basis and an increase in collection costs.

General and Administrative Expenses

Total general and administrative costs for the three months ended March 31, 2010 were $.65 million compared to $.78 million for the period ended March 31, 2009. For the three months ended March 31, 2010, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses. A discussion of the various components of our general and administrative costs for the three months ended March 31, 2010 and 2009 appears below:

Salaries and Benefits. Salaries and benefits expenses for the three months ended March 31, 2010 were $.32 million, a $.02 million decrease from the $.34 million in such expenses during period ended March 31, 2009. The decrease was due to store acquisition and start up costs incurred during the interim period in 2009.

Depreciation. Depreciation for the three months ended March 31, 2010 and 2009 remained consistent. Depreciation relates primarily to equipment and capital improvements at the Company’s corporate headquarters.

Interest.  Interest expense for the three months ended March 31, 2010 and 2009 was consistent at $.08 million, respectively.  Interest expense related to the use of our revolving line of credit and issuance of notes payable for store acquisitions.

Other General and Administrative Expenses. Other general and administrative expenses, which includes professional fees for accounting and legal services, utilities, office supplies, collection costs and other minor costs associated with corporate headquarters activities, decreased $.11 million or 31.3%, to $.24 million for the three months ended March 31, 2010 compared to $.35 million from the three months ended March 31, 2009. The significant decrease in these expenses is mainly attributable to nonrecurring professional fees incurred in 2009 related to our restatement.  We expect professional fees to continue to decrease throughout the remainder of 2010 since most fees relate to the annual audit and non-recurring corporate expense.

Income Tax Expense

Income tax expense for the three months ended March 31, 2010 was $.30 million compared to income tax expense of $.15 million for the three months ended March 31, 2009, an effective rate of 38% and 39.7%, respectively.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three Months Ended March 31,
	2010	2009

Cash flows provided (used) by :
Operating activities	$1,483,530	$1,269,520
Investing activities	(13,108)	(2,362,991)
Financing activities	(1,447,627)	(425,117)
Net increase (decrease) in cash	22,795	(1,518,588)
Cash, beginning of period	1,526,562	3,358,547
Cash, end of period	$1,549,357	$1,839,959

At March 31, 2010, we had cash of $1.55 million compared to cash of $1.84 million on March 31, 2009. The decrease results mainly from recent dividend payments and principal payments on notes payable.  We believe that our available cash, combined with expected cash flows from operations and the injection of working capital from the WERCS refinancing, will be sufficient to fund our liquidity and capital expenditure requirements throughout fiscal 2010. Our expected short-term uses of available cash include the funding of operating activities (including anticipated increases in payday loans) and the financing of expansion activities, including new store openings and store acquisitions.

Banco Popular Line of Credit

On January 4, 2010, WFL, the wholly owned payday lending operating subsidiary of WCR, entered into an amended Business Loan Agreement and associated promissory note with Banco Popular North America for $1,999,924.  WCR and Banco Popular also entered into a new Commercial Pledge Agreement pursuant to which WCR pledged its share ownership in WFL and substantially all of its other assets to Banco Popular as collateral security for the obligations of WFL under the amended Business Loan Agreement and promissory note.  In connection with the new agreements, WFL paid Banco Popular $216,046 in principal and interest accrued through December 31, 2009.  The payment structure under the new promissory note changed from a line of credit to a term loan, requiring WFL to make seven monthly principal payments of $52,776 from November 29, 2009 through May 29, 2010, followed by a $175,000 principal payment on May 29, 2010 and a balloon payment of $1,508,895 on May 31, 2010.  Under the new promissory note with Banco Popular, interest accrued on the unpaid principal balance at the variable rate equal to (i) the one-month LIBOR (as published by the British Banker’s Association) plus (ii) a margin of 7.25%.

On April 2, 2010, WFL, the wholly owned payday lending operating subsidiary of WCR, refinanced its outstanding credit facility.  On that date, WERCS, the former holder of the Company’s Series A Convertible Preferred Stock, satisfied all of WFL’s financial obligations owing to Banco Popular North America (as described in the paragraph above) and entered into a Business Loan Agreement and associated $2,000,000 promissory note with WFL.  The loan from WERCS extinguished the $1,637,341 that WFL then owed to Banco Popular.  The remaining $362,659 of loan proceeds was eligible for general working capital use.  The Business Loan Agreement and associated promissory note contained terms that were substantially similar to those contained in the original loan documents with Banco Popular.  To secure the obligations of WFL under the new Business Loan Agreement and promissory note, the Company entered into (i) a Commercial Pledge Agreement with WERCS pursuant to which the Company pledged its share ownership in WFL, and (ii) a Commercial Security Agreement pursuant to which the Company granted WERCS a security interest in substantially all of the Company’s assets.  The Company also entered into a Commercial Guaranty relating to the repayment of WFL’s obligations under the Business Loan Agreement and promissory note.  The payment terms under the promissory note require the Company to make monthly payments of accrued interest only for 11 months, followed by an April 1, 2011 balloon payment of any remaining accrued but unpaid interest and all $2,000,000 of principal under the promissory note.  Interest accrues on the unpaid principal balance of the promissory note at the rate of 12.0% per annum.

In connection with the payment in full of WFL’s obligations to Banco Popular, the guaranty of such obligations that was earlier delivered by Mr. Chris Larson, the former Chief Executive Officer of the Company, was terminated.  As a result, effective as of April 2, 2010, the Company obtained and cancelled all 550,000 shares of common stock of Mr. Larson that had been held in escrow since May 1, 2009 pursuant to the terms of a Settlement Agreement with Mr. Larson dated as of May 1, 2009.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2010.

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

As of March 31, 2010, our Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 26, 2010, the Company and all of the then-current members of its Board of Directors, among others, were sued by former members of our management team, Messrs. Steven Staehr and David Stueve.  In that lawsuit, the plaintiffs have alleged, among other things, that our Board of Directors breached certain of their fiduciary duties primarily in connection with the proposed sale by WERCS of its capital stock in the Company to WCR, LLC.  The Company believes the claims are entirely meritless.  While we are unable to predict the ultimate outcome of these claims and proceedings, management believes there is not a reasonable possibility that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

In evaluating the Company’s business and prospects, readers should consider the following risk factors, which supplement and update the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

There are nearly always bills pending in various states to alter the current laws governing payday lending.  Any of these bills, or future proposed legislation or regulations prohibiting payday loans or making them less profitable, could be passed in any state at any time, or existing payday loan laws could expire.  In 2008, legislation banning payday loans was introduced in Nebraska, however, the bill never made it out of committee.  Nevertheless, since we derive approximately 27% of our payday revenues in Nebraska, the passage of any such legislation in Nebraska would have a highly material and negative effect on our business.  More recently, legislation has been introduced in Colorado and Wisconsin that restricts certain payday lending practices.  In Colorado, proposed legislation (presently expected to be enacted into law) will require a minimum term of six month for all payday loans.  In Wisconsin, proposed legislation (also presently expected to be enacted into law) will limit payday loans to the lesser of $1,500 or 35% of the applicant’s monthly income, and permit borrowers to cancel loans within 24 hours and roll their loans over only one time.  The Company is currently assessing the likely impact of these changes on its business.

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

Any adverse change in present laws or regulations, or their interpretation, in one or more such states (or an aggregation of states in which we conduct a significant amount of business) would likely result in our curtailment or cessation of operations in such jurisdictions.  Any such action could have a corresponding highly material and negative impact on our results of operations and financial condition, primarily through a material decrease in revenues, and could also negatively affect our general business prospects as well if we are unable to effectively replace such revenues in a timely and efficient manner.

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

In February 2009, Congress introduced H.R. 1214 (the Payday Loan Reform Act of 2009, an amendment to the Truth in Lending Act).  If enacted, this amendment would restrict charges for a single-payment loan to a 391% effective annual rate, or $15 per $100 for a two-week loan, prohibit loan rollovers, limit borrowers to one outstanding loan at a time and permit only one extended repayment plan every six months.  Presently, the bill is in the House Financing Committee.  We have no further information regarding this bill or any legislative efforts Congress may propose at this time.  The passage of this bill would have a material and adverse effect on the Company, operating results, financial conditions and prospects and even its viability.

In November 2009, Senator Christopher Dodd introduced proposed federal legislation entitled the “Restoring American Financial Stability Act of 2009” which, among other things, would create a federal agency authorized to promulgate consumer protection regulations covering a variety of financial industries, including payday lending.  In March 2010, the bill was passed by the U.S. Senate Banking Committee for consideration by the full Senate.  Presently, it is uncertain whether or when the full U.S. Senate may consider and vote upon the bill.  Moreover, because of the apparently broad regulatory powers that would be afforded to one or more federal agencies under the currently proposed legislation, it is highly uncertain what impact such legislation would have upon the Company, its operations or prospects, if passed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

As of March 31, 2010, the Company had an outstanding accrued but unpaid and cumulated dividends on its Series A Convertible Preferred Stock aggregating to $275,000.  Our Series A Convertible Preferred Stock ranks senior to our common stock.

Item 4. Reserved

Item 5. Other Information

On May 10, 2010, the Company terminated its engagement of B&L Capital, LLC, a Minnesota limited liability company, for financial and advisory consulting services.

Also on May 10, 2010, the Company entered into a Management and Advisory Agreement with Blackstreet Capital Management, LLC, a Delaware limited liability company, pursuant to which the Company will obtain certain prescribed management and advisory services relating and helpful to the Company’s business.  In particular, the Company obtain financial, managerial, strategic and operational advice and assistance in connection with its day-to-day operations, including such matters as the investment of funds and cash management; the development and implementation of strategies for improving the operating, marketing and financial performance of the Company; the growth of the Company’s business either organically or through acquisitions; lobbying efforts on behalf of the Company; the provision of regulatory compliance needs; the installation and monitoring of controls and procedures at the Company; the implementation of periodic reporting procedures; and the provision of support and services for various corporate functions including administrative support.  The terms of the Management and Advisory Agreement provide that the Company will pay Blackstreet Capital Management an annual management and advisory fee equal to the greater of 5% EBITDA per annum or $300,000, payable in monthly advance installments.  The provisions of the agreement respecting the provision of services and payment of fees are effective as of April 1, 2010.  Due to the fact that Blackstreet Capital Management, LLC employs two of the Company’s directors and is affiliated with another entity to which a third director provides consulting services, the Company’s Board of Directors formed a special committee of disinterested directors to independently review, consider and approve the Management and Advisory Agreement.

Item 6. Exhibits

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation, as amended on December 27, 2007, March 28, 2008, July 29, 2008 and March 30, 2010 (filed herewith).

10.1
Business Loan Agreement between Wyoming Financial Lenders, Inc. and Banco Popular North America, dated effective as of October 30, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 19, 2010).

10.2
Promissory Note of Wyoming Financial Lenders, Inc. to Banco Popular North America, dated effective as of October 30, 2009 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 19, 2010).

10.3
Commercial Pledge Agreement between Western Capital Resources, Inc. and Banco Popular North America, dated effective as of October 30, 2009 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on January 19, 2010).

10.4	Employment Agreement with John Quandahl dated effective as of March 31, 2010 (filed herewith).

10.5	Business Loan Agreement between Wyoming Financial Lenders, Inc. and WERCS, dated effective as of April 2, 2010 (filed herewith).

10.6	Promissory Note of Wyoming Financial Lenders, Inc. to WERCS, dated effective as of April 2, 2010 (filed herewith).

10.7	Commercial Pledge Agreement between Western Capital Resources, Inc. and WERCS, dated effective as of April 2, 2010 (filed herewith).

10.8	Commercial Security Agreement between Western Capital Resources, Inc. and WERCS, dated effective as of April 2, 2010 (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith ).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith ).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith ).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2010	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer, Chief Operating Officer and Interim Chief Financial Officer