Form 10-Q
period 2010-06-30
WESTERN CAPITAL RESOURCES, INC.
filed 2010-08-13
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010 or

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 13, 2010, the registrant had outstanding 7,446,007 shares of common stock, no par value per share.

Western Capital Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONTENTS

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Income	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$1,517,762	$1,526,562
Loans receivable (less allowance for losses of $922,000 and $1,237,000)	4,620,145	4,875,870
Inventory	176,308	373,858
Prepaid expenses and other	249,746	288,145
Deferred income taxes	367,000	486,000
TOTAL CURRENT ASSETS	6,930,961	7,550,435

PROPERTY AND EQUIPMENT	934,440	1,075,715

GOODWILL	11,458,744	11,458,744

INTANGIBLE ASSETS	638,891	902,069

OTHER	99,451	107,715

TOTAL ASSETS	$20,062,487	$21,094,678

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,019,907	$1,352,989
Income taxes payable	92,589	145,773
Note payable – short-term	2,000,000	1,794,372
Current portion long-term debt	756,757	165,431
Preferred dividend payable	800,000	1,000,000
Deferred revenue	294,677	345,826
TOTAL CURRENT LIABILITIES	4,963,930	4,804,391

LONG-TERM LIABILITIES
Notes payable – long-term	1,310,758	2,138,162
Deferred income taxes	282,000	250,000
Other	37,429	-
TOTAL LONG-TERM LIABILITIES	1,630,187	2,388,162
TOTAL LIABILITES	6,594,117	7,192,553

SHAREHOLDERS' EQUITY
Series A convertible preferred stock 10% cumulative dividends, $0.01 par value, $2.10 stated value, 10,000,000 shares authorized, issued and outstanding	100,000	100,000
Common stock, no par value, 240,000,000 shares authorized, 7,446,007 and 7,996,007 shares issued and outstanding	-	-
Additional paid-in capital	18,221,777	18,478,337
Accumulated deficit	(4,853,407)	(4,676,212)
TOTAL SHAREHOLDERS’ EQUITY	13,468,370	13,902,125

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,062,487	$21,094,678

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
REVENUES
Payday loan fees	$2,541,063	$2,539,685	$5,031,288	$5,057,495
Phones and accessories	813,995	1,312,795	2,292,543	2,976,975
Check cashing fees	164,590	195,352	397,185	462,650
Other income and fees	629,077	406,267	1,083,711	724,265
	4,148,725	4,454,099	8,804,727	9,221,385

STORE EXPENSES
Salaries and benefits	1,148,882	1,358,330	2,379,500	2,578,364
Provisions for loan losses	331,934	359,036	492,678	688,504
Phones and accessories cost of sales	294,618	531,125	722,741	1,333,354
Occupancy	464,670	419,873	965,626	757,389
Advertising	93,184	106,114	174,499	256,825
Depreciation	70,151	67,619	139,023	125,207
Amortization of intangible assets	129,027	179,664	263,178	356,730
Other	500,211	585,084	1,116,522	1,116,948
	3,032,677	3,606,845	6,253,767	7,213,321

INCOME FROM STORES	1,116,048	847,254	2,550,960	2,008,064

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	378,829	290,290	702,350	635,044
Depreciation	5,389	4,676	9,645	9,462
Interest expense	112,350	82,310	196,004	164,106
Other	327,487	394,826	568,716	745,991
	824,055	772,102	1,476,715	1,554,603

INCOME BEFORE INCOME TAXES	291,993	75,152	1,074,245	453,461

INCOME TAX EXPENSE	72,000	19,000	370,000	169,000

NET INCOME	219,993	56,152	704,245	284,461

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS
(assumes all paid)	(525,000)	(525,000)	(1,050,000)	(1,050,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(305,007)	$(468,848)	$(345,755)	$(765,539)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.04)	$(0.06)	$(0.04)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and diluted	7,458,095	7,996,007	7,725,565	7,888,355

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Six Months Ended
	June 30, 2010	June 30, 2009

OPERATING ACTIVITIES
Net Income	$704,245	$284,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	148,668	134,669
Amortization	263,178	356,730
Shares retired for reimbursement of expenses	(88,000)	-
Deferred income taxes	151,000	169,000
Loss on disposal of property and equipment	14,947	-
Changes in operating assets and liabilities
Loans receivable	255,725	374,243
Inventory	197,550	(177,608)
Prepaid expenses and other assets	46,663	(414,670)
Accounts payable and accrued liabilities	(386,266)	249,085
Deferred revenue	(51,149)	(35,823)
Other liabilities – long-term	37,429	-
Net cash provided by operating activities	1,293,990	940,087

INVESTING ACTIVITIES
Purchase of property and equipment	(22,340)	(366,200)
Acquisition of stores	-	(2,178,000)
Net cash used by investing activities	(22,340)	(2,544,200)

FINANCING ACTIVITIES
Advances (payments) on note payable – short-term	205,628	(100,000)
Advances on line of credit	-	33,000
Payments on notes payable – long-term	(236,078)	(63,344)
Dividends	(1,250,000)	(525,000)
Net cash used by financing activities	(1,280,450)	(655,344)

NET DECREASE IN CASH	(8,800)	(2,259,457)

CASH
Beginning of period	1,526,562	3,358,547
End of period	$1,517,762	$1,099,090

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$272,184	$125,000
Interest paid	183,358	164,106

Noncash investing and financing activities:
Dividend accrued	$800,000	$525,000
Refinancing of note payable – short-term	1,636,044	-

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared according to the instructions to Form 10-Q and Section 210.8-03(b) of Regulation S-X of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2009. The condensed consolidated balance sheet at December 31, 2009, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

Western Capital Resources, Inc. (WCR), through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL) and PQH Wireless, Inc. (PQH), collectively referred to as the “Company,” provides retail financial services and retail cellular phone sales to individuals primarily in the Midwestern United States.  As of June 30, 2010, the Company operated 55 “payday” stores in 10 states (Colorado, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming) and operated 31 Cricket wireless retail stores in seven states (Illinois, Indiana, Kansas, Maryland, Missouri, Nebraska and Texas).  The condensed consolidated financial statements include the accounts of WCR, WFL, and PQH. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company, through its “payday” division, provides non-recourse cash advance loans, check cashing and other money services.  The short-term consumer loans, known as cash advance loans or “payday” loans, are in amounts that typically range from $100 to $500. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s personal check for the aggregate amount of the cash advanced plus a fee. The fee varies from state to state based on applicable regulations, and generally ranges from $15 to $22 per each $100 borrowed. To repay the cash advance loans, customers may pay with cash, in which their personal check is returned to them, or by allowing their check to be presented to the bank for collection.

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

The Company also operates a Cricket Wireless Retail division that is a premier dealer for Cricket Wireless, Inc., reselling cellular phones and accessories and accepting service payments from Cricket customers.

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

Loans Receivable / Loan Loss Allowance

We maintain a loan loss allowance for anticipated losses for our cash advance and title loans. To estimate the appropriate level of the loan loss allowance, we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current loan loss allowance is based on our net write offs, typically expressed as a percentage of loan amounts originated for the last 24 months applied against the principal balance of outstanding loans that we write off. The Company also periodically performs a look-back analysis on its loan loss allowance to verify that the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. The Company is aware that, as conditions change, it may also need to make additional allowances in future periods.

Included in loans receivable are cash advance loans that are currently due or past due and cash advance loans that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.  Cash advance loans are carried at cost less the allowance for doubtful accounts.  The Company does not specifically reserve for any individual cash advance loan.  The Company aggregates cash advance loans for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.  As a result of the Company’s collection efforts, it historically writes off approximately 45% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximate percentages: 1 to 30 days – 45%; 31 to 60 days – 67%; 61 to 90 days – 83%; 91 to 120 days – 88%; and 121 to 180 days – 90%.  All returned items are charged-off after 180 days, as collections after that date have not been significant.  The loan loss allowance is reviewed quarterly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

A rollforward of the Company’s loans receivable allowance for the six months ended June 30, 2010 and 2009 is as follows:

	Six Months Ended June 30,
	2010	2009

Loans receivable allowance, beginning of period	$1,237,000	$1,413,000
Provision for loan losses charged to expense	493,000	689,000
Charge-offs, net	(808,000)	(1,031,000)
Loans receivable allowance, end of period	$922,000	$1,071,000

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted net loss per common share is computed by dividing the net loss available to common shareholders by the sum of the weighted average number of common shares outstanding plus potentially dilutive common share equivalents (stock warrants, convertible preferred shares) when dilutive. Potentially dilutive Series A Convertible Preferred Stock (10,000,000 shares) were anti-dilutive and therefore excluded from the dilutive net loss per share computation for 2010.

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

In April 2010, the FASB issued guidance on accounting for certain tax effects related to the accounting for postretirement health care plans effective on the enactment date of March 23, 2010.  The Company adopted this amendment guidance with no material impact on its condensed consolidated financial statements.

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

Segment information related to the three and six months ended June 30, 2010 and 2009 is set forth below:

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Payday	Cricket Wireless	Total	Payday	Cricket Wireless	Total

Revenues from external customers	$2,883,892	$1,264,833	$4,148,725	$2,798,109	$1,655,990	$4,454,099
Net income (loss)	$504,668	$(284,675)	$219,993	$250,956	$(194,804)	$56,152

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Payday	Cricket Wireless	Total	Payday	Cricket Wireless	Total

Revenues from external customers	$5,666,799	$3,137,928	$8,804,727	$5,641,473	$3,579,912	$9,221,385
Net income (loss)	$1,013,008	$(308,763)	$704,245	$538,741	$(254,280)	$284,461
Total segment assets	$14,871,201	$5,191,286	$20,062,487	$15,114,500	$5,978,518	$21,093,018

3.	Credit Facility –

Credit Facility with WERCS

On April 2, 2010, WFL, the wholly owned payday lending operating subsidiary of WCR, refinanced its outstanding credit facility.  On that date, WERCS, a Wyoming corporation and the former holder of the Company’s Series A Convertible Preferred Stock, satisfied all of WFL’s financial obligations owing to Banco Popular North America and entered into a Business Loan Agreement and associated $2,000,000 Promissory Note with WFL.  The loan from WERCS extinguished the $1,637,341 that WFL owed to Banco Popular, and the remaining $362,659 has been used for general working capital.

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

In connection with the payment in full of WFL’s and the Company obligations to Banco Popular North America, the guaranty of such obligations that had been earlier delivered by Mr. Chris Larson (the former Chief Executive Officer of the Company) expired by its terms.  As a result, the Company obtained and cancelled all 550,000 shares of common stock of Mr. Larson that had been held in escrow since May 1, 2009 pursuant to the terms of a Settlement Agreement with Mr. Larson dated as of May 1, 2009.  As a result of the receipt of the shares, the Company recorded $88,000 of other income in the second quarter 2010.

4.	Notes Payable - Long-Term –

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

5.	Stock Purchase and Sale –

On February 23, 2010, WERCS, a Wyoming corporation, entered into a definitive Stock Purchase and Sale Agreement by and between WERCS, and WCR Acquisition, Inc., a Delaware corporation, pursuant to which WERCS agreed to sell to WCR Acquisition, Inc. all shares of common stock and Series A Convertible Preferred Stock of the Company owned by WERCS. The parties later amended the Stock Purchase and Sale Agreement to substitute WCR, LLC, a Delaware limited liability company, as the buyer of Company stock from WERCS. The sale of the shares of common stock and Series A Convertible Preferred Stock was consummated on March 31, 2010. WCR, LLC purchased the common stock and the Series A Convertible Preferred Stock for aggregate consideration of approximately $4,770,000.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was passed by the U.S. Congress and signed into law.  Under the Act, a new Consumer Financial Protection Bureau will consolidate most federal regulation of financial services offered to consumers, and replace the Office of Thrift Supervision’s seat on the FDIC Board. Almost all credit providers, including mortgage lenders, providers of payday loans, other nonbank financial companies, and banks and credit unions with assets over $10 billion, will be subject to new regulations to be passed by the Bureau.  While the Bureau does not appear to have authority to make rules limiting interest rates or fees charged, the scope and extent of the Bureau’s authority will nonetheless be broad, and it is expected that the Bureau will address issues such as rollovers or extensions of payday loans.  Future restrictions on the payday lending industry could have serious consequences for the Company.

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

During the 2010 legislative session in Colorado, House Bill 10-1351 was passed into law.  This bill amended the Colorado Deferred Deposit Loan Act, the existing payday lending law.  The law is effective August 11, 2010 and modifies traditional payday lending by changing the single payment advance (with no minimum term) into a single or multiple payment loan with a minimum six month term. It also limits the amount and type of fees that can be charged on these loans, effectively reducing by one-half the fees that can be charged.  At present, the Company plans to continue to operate its sole store in Colorado while the impact to profitability of this new law is being assessed.  Currently, we derive 1.41% of our Payday division revenues from fees in Colorado.

In May 2010, new laws were enacted in Wisconsin that restrict the number of times a consumer may renew (or rollover) a payday loan. Previously, there were no limits to the number of rollovers permitted.  Effective January 1, 2011, consumers in Wisconsin will only be allowed to renew a payday loan once, and then lenders will be required to offer a 60-day, interest free, payment plan to consumers.  The Company is still assessing the impact of these new Wisconsin laws. Currently, we derive 6.09% of our Payday division revenues from fees in Wisconsin.

The passage of federal or state laws and regulations could, at any point, essentially prohibit the Company from conducting its payday lending business in its current form.  Any such legal or regulatory change would certainly have a material and adverse effect on the Company, its operating results, financial condition and prospects, and perhaps even its viability.

For the six months ended June 30, 2010 and 2009, the Company had significant revenues by state (shown as a percentage of applicable division’s revenue) as follows:

Payday Division			Cricket Wireless Division
	2010 % of Revenues	2009 % of Revenues		2010 % of Revenues	2009 % of Revenues
Nebraska	27%	28%	Missouri	30%	44%
Wyoming	14%	14%	Nebraska	15%	13%
North Dakota	16%	14%	Texas	11%	11%
Iowa	12%	11%	Indiana	28%	22%

8.	Preferred Stock Dividend –

Cumulated dividends on the Company's Series A Convertible Preferred Stock are $525,000 and $1,050,000 for the three and six months ended June 30, 2010, respectively. The Company has $525,000 cumulative unaccrued preferred dividends at June 30, 2010.

9.	Other Expense –

A breakout of other expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Store expenses
Bank fees	$45,897	$58,974	$104,787	$109,952
Collection costs	92,772	93,726	202,925	169,976
Repairs & maintenance	40,850	45,004	89,956	91,047
Supplies	43,603	74,729	87,279	163,055
Telephone	36,221	45,160	75,450	96,001
Utilities and network lines	112,457	85,311	260,704	167,033
Other	128,411	182,180	295,421	319,884
	$500,211	$585,084	$1,116,522	$1,116,948

General & administrative expenses
Professional fees	$155,348	$311,192	$328,373	$552,337
Management and consulting fees	100,000	-	100,000	-
Other	72,139	83,634	140,343	193,654
	$327,487	$394,826	$568,716	$745,991

10.	Litigation Matter –

On March 26, 2010, the Company and all of the then-current members of its Board of Directors, among others, were sued by former members of our management team, Messrs. Steven Staehr and David Stueve.  In that lawsuit, the plaintiffs have alleged, among other things, that our Board of Directors breached certain of their fiduciary duties primarily in connection with the sale by WERCS of its capital stock in the Company to WCR, LLC.  The complaint seeks injunctive and declaratory relief and unspecified money damages.  The Company believes the claims are without merit.  While we are unable to predict the ultimate outcome of these claims and proceedings, management currently believes there is not a reasonable possibility that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.  The Company has removed the lawsuit to federal court, and the plaintiffs have sought to remand the case to state court.  Plaintiffs’ motion to remand the case to state court has been argued and is under advisement by the federal court.

11.	Management and Advisory Agreement –

Effective April 1, 2010, the Company entered into a Management and Advisory Agreement with Blackstreet Capital Management, LLC (“Blackstreet”), to provide certain financial, managerial, strategic and operating advice and assistance.  Blackstreet employs two of the Company’s directors and is affiliated with another entity to which a third director provides consulting services.  The annual fees for this contract will be the greater of 5% of EBITDA or $300,000.

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

Specific factors that might cause actual results to differ from our expectations or may affect the value of the common stock, include, but are not limited to:

•	Changes in local, state or federal laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations

•	Litigation and regulatory actions directed toward our industry or us, particularly in certain key states and/or nationally;

•	Our need for additional financing, and

•	Unpredictability or uncertainty in financing markets which could impair our ability to grow our business through acquisitions.

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

General Overview

We provide (through Wyoming Financial Lenders, Inc.) retail financial services to individuals primarily in the midwestern and southwestern United States. These services include non-recourse cash advance loans, check cashing and other money services. At the close of business on June 30, 2010, we owned and operated 55 stores in 10 states (Colorado, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming).

We provide short-term consumer loans—known as “payday” or “cash advance” loans—in amounts that typically range from $100 to $500. Payday loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s post-dated personal check for the aggregate amount of the cash advanced, plus a fee. The fee varies from state to state based on applicable regulations, and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed. To repay a payday loan, a customer may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection. All of our payday loans and other services are subject to state regulations (which vary from state to state), federal regulations and local regulation, where applicable.

In October 2008, we began operating Cricket Wireless retail stores as an authorized dealer of Cricket Wireless products and services. Authorized dealers are permitted to sell the Cricket line and generally locate their store operations in areas with a strong potential customer base where Cricket does not maintain a corporate storefront. These locations are generally within the urban core or surrounding areas of a community. We are an authorized premier Cricket dealer, and as such, we are only permitted to sell the Cricket line of prepaid cellular phones at our Cricket retail stores. At the close of business on June 30, 2010, we owned and operated 31 stores in seven states (Illinois, Indiana, Kansas, Maryland, Missouri, Nebraska, and Texas).

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

With respect to our cost structure, salaries and benefits are one of our largest costs and are driven primarily by the number of branches operated throughout the year and changes in loan volumes.  Occupancy and phone and accessory cost of sales make up our second and third largest expense item.  Our provision for losses is also a significant expense.  We have experienced seasonality in our operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

We evaluate our stores based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of payday loan fees), with consideration given to the length of time the branch has been open and its geographic location.  We evaluate changes in comparable branch financial and other measures on a routine basis to assess operating efficiency.  We define comparable branches as those branches that are open during the full periods for which a comparison is being made.  For example, comparable branches for the annual analysis we undertook as of December 31, 2009 have been open at least 24 months on that date.  We monitor newer branches for their progress toward profitability and rate of loan growth, units sold, or payment volume.

The contraction of the payday loan industry has followed, and continues to be significantly affected by, payday lending legislation and regulation in the various states and nationally.  We actively monitor and evaluate legislative and regulatory initiatives in each of the states and nationally, and are involved with the efforts of the various industry lobbying efforts.  To the extent that states enact legislation or regulations that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business could be adversely affected.  In Nebraska, legislation was introduced in 2008 (but did not advance) to ban all cash advance or payday loans in Nebraska.  Despite the defeat of this legislation, since we derived approximately 27% of our 2009 and year-to-date 2010 total payday lending revenues in Nebraska, any subsequent attempts to pass similar legislation in Nebraska, or other legislation that would restrict our ability to make cash advance loans in Nebraska, would pose significant risks to our business.

In an effort to expand our geographic reach, our strategic expansion plans involve the expansion and diversification of our product and service offerings.  For this reason, we have focused, and will continue to focus, a significant amount of time and resources on the development of our Cricket Wireless retail stores.  We believe that successful expansion, both geographically and product- and service-wise, will help to mitigate the regulatory and economic risk inherent in our business by making us less reliant on (i) cash advance lending alone and (ii) any particular aspect of our business that is concentrated geographically.

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

Included in loans receivable are cash advance loans that are currently due or past due and cash advance loans that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.  Cash advance loans are carried at cost less the allowance for doubtful accounts.  The Company does not specifically reserve for any individual cash advance loan.  The Company aggregates cash advance loans for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.  As a result of the Company’s collection efforts, it historically writes off approximately 45% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximate percentages: 1 to 30 days – 45%; 31 to 60 days – 67%; 61 to 90 days – 83%; 91 to 120 days – 88%; and 121 to 180 days – 90%.  All returned items are charged-off after 180 days, as collections after that date have not been significant.  The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

A rollforward of the Company’s loans receivable allowance for the six months ended June 30, 2010 and 2009 is as follows:

	Six Months Ended June 30,
	2010	2009

Loans receivable allowance, beginning of period	$1,237,000	$1,413,000
Provision for loan losses charged to expense	493,000	689,000
Charge-offs, net	(808,000)	(1,031,000)
Loans receivable allowance, end of period	$922,000	$1,071,000

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

Results of Operations - Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

For the three-month period ended June 30, 2010, net income was $.22 million compared to net income of $.06 million for the three months ended June 30, 2009. During the three months ended June 30, 2010, income from operations before income taxes was $.29 million compared to $.08 million for the three months ended June 30, 2009. The major components of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense from continuing operations are discussed below.

Revenues

Revenues totaled $4.15 million for the three months ended June 30, 2010, compared to $4.45 million for the three months ended June 30, 2009. The decrease in total revenues resulted from a reduction in the number of phone and modem units sold as well as sales of a higher percentage of units under Cricket’s promotional programs.  These programs have the effect of decreasing the average per-unit selling price and gross revenues.   This was partially offset by an increase in fees generated from accepting Cricket service payments.  This trend is expected to continue as Cricket changes its compensation structure to dealers.

Loan originations in the 2010 interim period remained stable.  During both the three-month periods ended June 30, 2010 and June 30, 2009, we originated approximately $17.63 million $17.71 million in cash advance loans, respectively. Our average loan (including fee) totaled approximately $362 during the three-month periods ended June 30, 2010 and 2009. Our average fee for the three-month periods ended June 30, 2010 and 2009 was $53.

The following table summarizes our revenues for the three months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
			(percentage of revenues)
Payday loan fees	$2,541,063	$2,539,685	61.2%	57.0%
Phones and accessories	813,995	1,312,795	19.6%	29.5%
Check cashing fees	164,590	195,352	4.0%	4.4%
Other income and fees	629,077	406,267	15.2%	9.1%
Total	$4,148,725	$4,454,099	100.0%	100.0%

Store Expenses

Total expenses associated with store operations for the three months ended June 30, 2010 were $3.03 million, compared to $3.60 million for the three months ended June 30, 2009, or a 15.9% reduction for the interim periods.  The major components of these expenses are salaries and benefits for our store employees, provision for loan losses, costs of sales for phones and accessories, occupancy costs primarily relating to our store leaseholds, advertising expenses, depreciation of store equipment, amortization of intangible assets and other expenses associated with store operations.

Overall, our most significant increases in store expenses for the three months ended June 30, 2010 and 2009 related to our costs of occupancy. Our most significant decreases in store expenses over that same period related to salaries and benefits, phone and accessories cost of sales, amortization of intangible assets, and other store operation expenses.  A discussion and analysis of the various components of our store expenses appears below.

Salaries and Benefits. Payroll and related costs at the store level were $1.15 million compared to $1.36 million for the periods ended June 30, 2010 and 2009, respectively. We expect salaries and benefits expenses to remain near the three month ended June 30, 2010 level for the remainder of 2010.

Provisions for Loan Losses. For the three months ended June 30, 2010, our provisions for loan losses were $.33 million compared to $.36 million for the three months ended June 30, 2009. Our provisions for loan losses represented approximately 13.1% and 14.1% of our loan fee revenue for the three months ended June 30, 2010 and 2009, respectively.  The more favorable loss ratio year-to-year reflects our expanded collection efforts in the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  Due to our inability to foretell the depth and duration of the continued economic downturn, we believe there are currently uncertainties in how significant our total 2010 loan losses may be and how they may differ from 2009.

Phone and Accessories Cost of Sales.  For the three months ended June 30, 2010, our costs of sales were $.29 million compared to $.53 million for the same period in 2009.  The decrease in our Cricket Wireless phone service segment revenues, which resulted from a general decrease in units sold combined with a relative increase in sales covered by Cricket’s promotional programs, had a corresponding downward impact to our costs of sales.  At June 30, 2010, we had 31 Cricket Wireless stores compared to 33 at June 30, 2009.

Occupancy Costs. Occupancy expenses, comprised mainly of store leases, were $.46 million for the three months ended June 30, 2010 versus $.42 million for the three months ended June 30, 2009. The increase in our occupancy expenses resulted from our operation of more stores throughout the more recent period.

Advertising. Advertising and marketing expenses decreased from $.11 million for the three months ended June 30, 2009 to $.09 million for the three months ended June 30, 2010, a $.02 million or 18.2% reduction.  In general, we expect that our marketing and advertising expenses for 2010 will remain consistent with 2009 levels.

Depreciation. Depreciation, relating to store equipment and capital expenditures for stores, remained stable at $.07 million for the three months ended June 30, 2010 and the three months ended June 30, 2009.

Amortization of Intangible Assets. Amortization of intangible assets decreased from $.18 million for the three months ended June 30, 2009 to $.13 million, or 27.8%, for the three months ended June 30, 2010. Payday division expense decreased $.03 million due to intangible assets becoming fully amortized while the expense on the Cricket division decreased by $.02 million due to amortization expense being lower each subsequent year.

Other Store Expenses. Other expenses were $.50 million for the three months ended June 30, 2010 versus $.58 million for the three months ended June 30, 2009 primarily due to higher costs associated with operating a greater number of stores on a year-over-year basis and an increase in collection costs.

General and Administrative Expenses

Total general and administrative costs for the three months ended June 30, 2010 were $.82 million compared to $.77 million for the period ended June 30, 2009. For the three months ended June 30, 2010, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses. A discussion of the various components of our general and administrative costs for the three months ended June 30, 2010 and 2009 appears below:

Salaries and Benefits. Salaries and benefits expenses for the three months ended June 30, 2010 were $.38 million, a $.09 million increase from the $.29 million in such expenses during period ended June 30, 2009. The increase was due to costs incurred under the new management bonus plan.

Depreciation. Depreciation for the three months ended June 30, 2010 and 2009 remained consistent. Depreciation relates primarily to equipment and capital improvements at the Company’s corporate headquarters.

Interest.  Interest expense for the three months ended June 30, 2010 and 2009 was $.11 million for the three months ended June 30, 2010 compared to $.08 million for the three months ended June 30, 2009.  Interest expense related to the WERCS loan and notes payable for store acquisitions made during prior periods.

Other General and Administrative Expenses. Other general and administrative expenses, which includes professional fees for accounting and legal services, management and consulting fees, utilities, office supplies, collection costs and other minor costs associated with corporate headquarters activities, decreased $.06 million or 15.4%, to $.33 million for the three months ended June 30, 2010 compared to $.39 million from the three months ended June 30, 2009. The significant decrease in these expenses is mainly attributable to nonrecurring professional fees incurred in 2009.  We expect professional fees to continue to decrease throughout the remainder of 2010 since most fees relate to the annual audit and non-recurring corporate expense.  Management and consulting fees, which are expected to recur, were $.10 million for the three months ended June 30, 2010.

Income Tax Expense

Income tax expense for the three months ended June 30, 2010 was $.07 million compared to income tax expense of $.02 million for the three months ended June 30, 2009, an effective rate of 25% for both interim periods.

Results of Operations - Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

For the six-month period ended June 30, 2010, net income was $.70 million compared to net income of $.28 million for the six months ended June 30, 2009. During the six months ended June 30, 2010, income from operations before income taxes was $1.07 million compared to $.45 million for the six months ended June 30, 2009. The major components of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense from continuing operations are discussed below.

Revenues

Revenues totaled $8.80 million for the six months ended June 30, 2010, compared to $9.22 million for the six months ended June 30, 2009. The decrease in total revenues resulted from a reduction in the number of phone and modem units sold as well as sales of a higher percentage of units under Cricket’s promotional programs.  These programs have the effect of decreasing the average per-unit selling price and gross revenues.  This was partially offset by an increase in fees generated from accepting Cricket service payments.  This trend is expected to continue as Cricket changes its compensation structure for dealers.  During the six-month period ended June 30, 2010, we generated $2.29 million in phone and accessory sales compared to $2.98 million for the six-month period ended June 30, 2009.

A decrease in check cashing fees in the 2010 interim period also contributed to the decrease in total revenues.  Loan fees for the 2010 interim period remained consistent with 2009.  During the six-month period ended June 30, 2010, we originated approximately $33.77 million in cash advance loans compared to $34.30 million during the 2009 interim period. Our average loan (including fee) totaled approximately $366 during both six-month periods ended June 30, 2010 and 2009. Our average fee for both six-month periods ended June 30, 2010 and 2009 was $54.

The following table summarizes our revenues for the six months ended June 30, 2010 and 2009, respectively:

	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
			(percentage of revenues)
Payday loan fees	$5,031,288	$5,057,495	57.1%	54.8%
Phones and accessories	2,292,543	2,976,975	26.1%	32.3%
Check cashing fees	397,185	462,650	4.5%	5.0%
Other income and fees	1,083,711	724,265	12.3%	7.9%
Total	$8,804,727	$9,221,385	100%	100%

Store Expenses

Total expenses associated with store operations for the six months ended June 30, 2010 were $6.25 million, compared to $7.21 million for the six months ended June 30, 2009.  The major components of these expenses are salaries and benefits for our store employees, provision for loan losses, costs of sales for phones and accessories, occupancy costs primarily relating to our store leaseholds, advertising expenses, depreciation of store equipment, amortization of intangible assets and other expenses associated with store operations.

Overall, our most significant increases in store expenses for the six months ended June 30, 2010 and 2009 related to our costs of occupancy. Our most significant decreases in store expenses over that same period related to the provision for loan losses, and phone and accessories cost of sales.  Salaries and benefits related to our store employees also decreased between the interim periods.  A discussion and analysis of the various components of our store expenses appears below.

Salaries and Benefits. Payroll and related costs at the store level were $2.38 million compared to $2.58 million for the periods ended June 30, 2010 and 2009, respectively. We expect future salaries and benefits expenses to be consistent with 2010 levels.

Provisions for Loan Losses. For the six months ended June 30, 2010, our provisions for loan losses were $.49 million compared to $.69 million for the six months ended June 30, 2009. Our provisions for loan losses represented approximately 9.8% and 13.6% of our loan fee revenue for the six months ended June 30, 2010 and 2009, respectively.  The more favorable loss ratio year-to-year reflects our expanded collection efforts in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  Due to our inability to foretell the depth and duration of the continued economic downturn, we believe there are currently uncertainties in how significant our total 2010 loan losses may be and how they may differ from 2009.

Phone and Accessories Cost of Sales.  For the six months ended June 30, 2010, our costs of sales were $.72 million compared to $1.33 million for the same period in 2009.  The decrease in our Cricket Wireless phone service segment revenues, which resulted from a decrease in units sold and from Cricket’s promotional programs, had a corresponding downward impact to our costs of sales.  At June 30, 2010, we had 31 Cricket Wireless stores compared to 33 at June 30, 2009.

Occupancy Costs. Occupancy expenses, comprised mainly of store leases, were $.97 million for the six months ended June 30, 2010 versus $.76 million for the six months ended June 30, 2009. The increase in our occupancy expenses resulted from our operation of more stores throughout the more recent period.

Advertising. Advertising and marketing expenses decreased significantly from $.26 million for the six months ended June 30, 2009 to $.17 million for the six months ended June 30, 2010, a $.09 million or 34.6% reduction.  In general, we expect that our marketing and advertising expenses for 2010 will remain consistent with 2009 levels.

Depreciation. Depreciation, relating to store equipment and capital expenditures for stores, increased to $.14 million for the six months ended June 30, 2010 from $.12 million for the six months ended June 30, 2009.  The 16.7% increase in depreciation expense was due to an increased number of Cricket Wireless store locations containing depreciable assets.

Amortization of Intangible Assets. Amortization of intangible assets decreased from $.36 million for the six months ended June 30, 2009 to $.26 million, or 27.8%, for the six months ended June 30, 2010. Payday division expense decreased due to intangible assets becoming fully amortized while the expense on the Cricket division decreased due to amortization expense being lower each subsequent year.

Other Store Expenses. Other expenses were $1.12 million for both six months ended June 30, 2010 and June 30, 2009.

General and Administrative Expenses

Total general and administrative costs for the six months ended June 30, 2010 were $1.48 million compared to $1.55 million for the period ended June 30, 2009. For the six months ended June 30, 2010, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses. A discussion of the various components of our general and administrative costs for the six months ended June 30, 2010 and 2009 appears below:

Salaries and Benefits. Salaries and benefits expenses for the six months ended June 30, 2010 were $.70 million, a $.06 million increase from the $.64 million in such expenses during period ended June 30, 2009. The increase was due to costs incurred under the new management bonus plan.

Depreciation. Depreciation for the six months ended June 30, 2010 and 2009 remained consistent. Depreciation relates primarily to equipment and capital improvements at the Company’s corporate headquarters.

Interest.  Interest expense for the six months ended June 30, 2010 and 2009 was $.20 million and $.16 million for the six months ended June 30, 2010 and June 30, 2009, respectively.  Interest expense related to the WERCS loan and notes payable for store acquisitions made during prior periods.

Other General and Administrative Expenses. Other general and administrative expenses, which includes professional fees for accounting and legal services, management and consulting fees, utilities, office supplies, collection costs and other minor costs associated with corporate headquarters activities, decreased $.18 million or 24%, to $.57 million for the six months ended June 30, 2010 compared to $.75 million from the six months ended June 30, 2009. The significant decrease in these expenses is mainly attributable to nonrecurring professional fees incurred in 2009.  We expect professional fees to continue to decrease throughout the remainder of 2010 since most fees relate to the annual audit and non-recurring corporate expense. Management and consulting fees, which are expected to recur, were $.10 million for the six months ended June 30, 2010.

Income Tax Expense

Income tax expense for the six months ended June 30, 2010 was $.37 million compared to income tax expense of $.17 million for the six months ended June 30, 2009, an effective rate of 34% and 37%, respectively.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six Months Ended June 30,
	2010	2009

Cash flows provided (used) by :
Operating activities	$1,293,990	$940,087
Investing activities	(22,340)	(2,544,200)
Financing activities	(1,280,450)	(655,344)
Net decrease in cash	(8,800)	(2,259,457)
Cash, beginning of period	1,526,562	3,358,547
Cash, end of period	$1,517,762	$1,099,090

At June 30, 2010, we had cash of $1.52 million compared to cash of $1.53 million on December 31, 2009.  We believe that our available cash, combined with expected cash flows from operations will be sufficient to fund our liquidity and capital expenditure requirements through June 30, 2011. Our expected short-term uses of available cash include the funding of operating activities (including anticipated increases in payday loans) and the financing of expansion activities, including new store openings and store acquisitions.

WERCS Credit Facility

On April 2, 2010, WFL, the wholly owned payday lending operating subsidiary of WCR, refinanced its outstanding credit facility.  On that date, WERCS, the former holder of the Company’s Series A Convertible Preferred Stock, satisfied all of WFL’s financial obligations owing to Banco Popular North America and entered into a Business Loan Agreement and associated $2,000,000 promissory note with WFL.  The loan from WERCS extinguished the $1,637,341 that WFL then owed to Banco Popular.  The remaining $362,659 of loan proceeds was used for general working capital.  The Business Loan Agreement and associated promissory note contained terms that were substantially similar to those contained in the original loan documents with Banco Popular.  To secure the obligations of WFL under the new Business Loan Agreement and promissory note, the Company entered into (i) a Commercial Pledge Agreement with WERCS pursuant to which the Company pledged its share ownership in WFL, and (ii) a Commercial Security Agreement pursuant to which the Company granted WERCS a security interest in substantially all of the Company’s assets.  The Company also entered into a Commercial Guaranty relating to the repayment of WFL’s obligations under the Business Loan Agreement and promissory note.  The payment terms under the promissory note require WFL to make monthly payments of accrued interest only for 11 months, followed by an April 1, 2011 balloon payment of any remaining accrued but unpaid interest and all $2,000,000 of principal under the promissory note.  Interest accrues on the unpaid principal balance of the promissory note at the rate of 12.0% per annum.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2010.

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

As of June 30, 2010, our Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 26, 2010, the Company and all of the then-current members of its Board of Directors, among others, were sued by former members of our management team, Messrs. Steven Staehr and David Stueve.  In that lawsuit, the plaintiffs have alleged, among other things, that our Board of Directors breached certain of their fiduciary duties primarily in connection with the sale by WERCS of its capital stock in the Company to WCR, LLC.  The complaint seeks injunctive and declaratory relief and unspecified money damages.  The Company believes the claims are without merit.  While we are unable to predict the ultimate outcome of these claims and proceedings, management currently believes there is not a reasonable possibility that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.  The Company has removed the lawsuit to federal court, and the plaintiffs have sought to remand the case to state court.  Plaintiffs’ motion to remand the case to state court has been argued and is under advisement by the federal court.

Item 1A. Risk Factors

In evaluating the Company’s business and prospects, readers should consider the following risk factor, which supplements and updates the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

More recently, legislation has been introduced in Colorado and Wisconsin that restricts certain payday lending practices.  During the 2010 legislative session in Colorado, House Bill 10-1351 was passed into law.  This bill amended the Colorado Deferred Deposit Loan Act, the existing payday lending law.  The law is effective August 11, 2010 and modifies traditional payday lending by changing the single payment advance (with no minimum term) into a single or multiple payment loan with a minimum six month term.  It also limits the amount and type of fees that can be charged on these loans, effectively reducing by one-half the fees that can be charged.  At present, the Company plans to continue to operate its sole store in Colorado while the impact to profitability of this new law is being assessed.  Currently, we derive 1.41% of our Payday division revenues from fees in Colorado.  In Wisconsin, new legislation effective January 1, 2011 will limit payday loans to the lesser of $1,500 or 35% of the applicant’s monthly income, and permit borrowers to cancel loans within 24 hours and roll their loans over only one time.  In addition, payday lenders will be required to offer a 60-day, interest free, payment plan to consumers upon maturity of their payday loans.  The Company is still assessing the impact of these new Wisconsin laws. Currently, we derive 6.09% of our Payday division revenues from fees in Wisconsin.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was passed by the U.S. Congress and signed into law.  Under the Act, a new federal agency, the Consumer Financial Protection Bureau, will consolidate most federal regulation of financial services offered to consumers and replaces the Office of Thrift Supervision’s seat on the FDIC Board.  Almost all credit providers, including mortgage lenders, providers of payday loans, other nonbank financial companies, and banks and credit unions with assets over $10 billion, will be subject to new regulations.  While the Bureau does not appear to have authority to make rules limiting interest rates or fees charged, the scope and extent of the Bureau’s authority will nonetheless be broad, and it is expected that the Bureau will address issues such as rollovers or extensions of payday loans.  Future restrictions on the payday lending industry could have serious consequences for the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the repayment by WFL of all obligations owing to Banco Popular North America on April 2, 2010, the guaranty of such obligations that had been earlier delivered by Mr. Chris Larson (the former Chief Executive Officer of the Company) expired by its terms and the Company redeemed and cancelled all 550,000 shares of common stock of Mr. Larson that had been held in escrow since May 1, 2009 pursuant to the terms of a Settlement Agreement with Mr. Larson dated as of May 1, 2009.

Item 3. Defaults upon Senior Securities

As of June 30, 2010, the Company had an outstanding accrued but unpaid and cumulated dividends on its Series A Convertible Preferred Stock aggregating to $800,000.  Our Series A Convertible Preferred Stock ranks senior to our common stock.

On May 10,2010, the Company terminated its engagement ofB&CCapital, LLC, a Minnesota limited liability

Item 6. Exhibits

Exhibit	Description

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

10.4	Management and Advisory Agreement with Blackstreet Capital Management, LLC dated May 12, 2010 (filed herewith).

10.5
Business Loan Agreement between Wyoming Financial Lenders, Inc. and WERCS, dated effective as of April 2, 2010 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on May 13, 2010).

10.6
Promissory Note of Wyoming Financial Lenders, Inc. to WERCS, dated effective as of April 2, 2010 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on May 13, 2010).

10.7
Commercial Pledge Agreement between Western Capital Resources, Inc. and WERCS, dated effective as of April 2, 2010 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on May 13, 2010).

10.8
Commercial Security Agreement between Western Capital Resources, Inc. and WERCS, dated effective as of April 2, 2010 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on May 13, 2010).

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

Dated: August 13, 2010	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer, Chief Operating Officer and Interim Chief Financial Officer