Form 10-Q
period 2010-09-30
WESTERN CAPITAL RESOURCES, INC.
filed 2010-11-12
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010 or

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 10, 2010, the registrant had outstanding 7,446,007 shares of common stock, no par value per share.

Western Capital Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONTENTS

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Income	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS

CURRENT ASSETS
Cash	$1,420,012	$1,526,562
Loans receivable (less allowance for losses of $1,102,000 and $1,237,000)	4,859,058	4,875,870
Inventory	268,677	373,858
Prepaid expenses and other	166,673	288,145
Deferred income taxes	436,000	486,000
TOTAL CURRENT ASSETS	7,150,420	7,550,435

PROPERTY AND EQUIPMENT	835,551	1,075,715

GOODWILL	11,458,744	11,458,744

INTANGIBLE ASSETS	509,864	902,069

OTHER	98,851	107,715

TOTAL ASSETS	$20,053,430	$21,094,678

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,080,892	$1,352,989
Income taxes payable	315,420	145,773
Note payable – short-term	2,000,000	1,794,372
Current portion long-term debt	774,531	165,431
Preferred dividend payable	925,000	1,000,000
Deferred revenue	295,756	345,826
TOTAL CURRENT LIABILITIES	5,391,599	4,804,391

LONG-TERM LIABILITIES
Notes payable – long-term	1,110,329	2,138,162
Deferred income taxes	299,000	250,000
Other	37,429	-
TOTAL LONG-TERM LIABILITIES	1,446,758	2,388,162
TOTAL LIABILITES	6,838,357	7,192,553

SHAREHOLDERS' EQUITY
Series A convertible preferred stock 10% cumulative dividends, $0.01 par value, $2.10 stated value, 10,000,000 shares authorized, issued and outstanding	100,000	100,000
Common stock, no par value, 240,000,000 shares authorized, 7,446,007 and 7,996,007 shares issued and outstanding	-	-
Additional paid-in capital	18,221,776	18,478,337
Accumulated deficit	(5,106,703)	(4,676,212)
TOTAL SHAREHOLDERS’ EQUITY	13,215,073	13,902,125

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,053,430	$21,094,678

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
REVENUES
Payday loan fees	$2,834,253	$2,814,599	$7,865,541	$7,872,094
Phones and accessories	766,310	1,186,550	3,058,853	4,163,525
Check cashing fees	168,602	184,213	565,787	646,863
Other income and fees	648,919	382,807	1,732,630	1,107,072
	4,418,084	4,568,169	13,222,811	13,789,554

STORE EXPENSES
Salaries and benefits	1,095,857	1,273,036	3,475,357	3,851,396
Provisions for loan losses	404,777	453,626	897,455	1,142,131
Phones and accessories cost of sales	387,892	438,646	1,110,633	1,772,002
Occupancy	451,528	442,058	1,417,154	1,199,446
Advertising	92,100	102,566	266,599	359,389
Depreciation	71,520	63,430	210,543	188,637
Amortization of intangible assets	129,027	179,664	392,205	536,394
Other	632,556	671,172	1,749,078	1,788,120
	3,265,257	3,624,198	9,519,024	10,837,515

INCOME FROM STORES	1,152,827	943,971	3,703,787	2,952,039

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	395,841	376,885	1,098,191	1,011,934
Depreciation	4,020	8,103	13,665	17,564
Interest expense	106,783	81,351	302,787	245,457
Other	206,480	155,902	775,196	901,893
	713,124	622,241	2,189,839	2,176,848

INCOME BEFORE INCOME TAXES	439,703	321,730	1,513,948	775,191

INCOME TAX EXPENSE	168,000	124,000	538,000	293,000

NET INCOME	271,703	197,730	975,948	482,191

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS (assumes all paid)	(525,000)	(525,000)	(1,575,000)	(1,575,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(253,297)	$(327,270)	$(599,052)	$(1,092,809)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.03)	$(0.04)	$(0.08)	$(0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and diluted	7,446,007	7,996,007	7,631,355	7,924,633

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2010	September 30, 2009

OPERATING ACTIVITIES
Net Income	$975,948	$482,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	224,208	206,201
Amortization	392,205	536,394
Shares retired for reimbursement of expenses	(88,000)	-
Deferred income taxes	99,000	217,000
Loss on disposal of property and equipment	38,296	-
Changes in operating assets and liabilities
Loans receivable	16,812	215,449
Inventory	105,181	(190,135)
Prepaid expenses and other assets	130,336	(334,120)
Accounts payable and accrued liabilities	(102,450)	204,245
Deferred revenue	(50,070)	(32,606)
Other liabilities – long-term	37,429	-
Net cash provided by operating activities	1,778,895	1,304,619

INVESTING ACTIVITIES
Purchase of property and equipment	(22,340)	(441,266)
Acquisition of stores	-	(2,178,000)
Net cash used by investing activities	(22,340)	(2,619,266)

FINANCING ACTIVITIES
Advances (payments) from notes payable – short-term	205,628	(100,000)
Payments on notes payable – long-term	(418,733)	(102,244)
Dividends	(1,650,000)	(625,000)
Net cash used by financing activities	(1,863,105)	(827,244)

NET DECREASE IN CASH	(106,550)	(2,141,891)

CASH
Beginning of period	1,526,562	3,358,547
End of period	$1,420,012	$1,216,656

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$269,353	$125,000
Interest paid	291,559	245,457

Noncash investing and financing activities:
Refinancing of note payable – short-term	1,636,044	-

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2009. The condensed consolidated balance sheet at December 31, 2009, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

Western Capital Resources, Inc. (WCR), through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL) and PQH Wireless, Inc. (PQH), collectively referred to as the “Company,” provides retail financial services and retail cellular phone sales to individuals primarily in the Midwestern United States.  As of September 30, 2010, the Company operated 55 “payday” stores in 10 states (Colorado, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming) and operated 29 Cricket wireless retail stores in seven states (Illinois, Indiana, Kansas, Maryland, Missouri, Nebraska and Texas).  The condensed consolidated financial statements include the accounts of WCR, WFL, and PQH. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company also provides title and smaller unsecured installment loans and other ancillary consumer financial products and services that are complementary to its cash advance-lending business, such as check-cashing services, money transfers and money orders.  In our check cashing business, we primarily cash payroll checks, but we also cash government assistance, tax refund and insurance checks or drafts. Our fees for cashing payroll checks average approximately 2.5% of the face amount of the check, subject to local market conditions, and this fee is deducted from the cash given to the customer for the check. We display our check cashing fees in full view of our customers on a menu board in each store and provide a detailed receipt for each transaction. Although we have established guidelines for approving check-cashing transactions, we have no preset limit on the size of the checks we will cash.

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

Revenue Recognition

The Company recognizes fees on cash advance loans on a constant-yield basis ratably over the loans’ terms. Title loan fees are recognized using the interest method.  Installment loan fees are recognized pro-rata over the loan duration while installment loan maintenance fees are recognized when earned.  The Company records revenue from check cashing fees, sales of phones, and accessories and fees from all other services in the period in which the sale or service is completed.

Loans Receivable / Loan Loss Allowance

We maintain a loan loss allowance for anticipated losses for our cash advance, installment and title loans. To estimate the appropriate level of the loan loss allowance, we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current loan loss allowance is based on our net write offs, typically expressed as a percentage of loan amounts originated for the last 24 months applied against the principal balance of outstanding loans that we write off. The Company also periodically performs a look-back analysis on its loan loss allowance to verify that the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. The Company is aware that, as conditions change, it may also need to make additional allowances in future periods.

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

A rollforward of the Company’s loans receivable allowance for the nine months ended September 30, 2010 and 2009 is as follows:

	Nine Months Ended September 30,
	2010	2009

Loans receivable allowance, beginning of period	$1,237,000	$1,413,000
Provision for loan losses charged to expense	897,000	1,142,000
Charge-offs, net	(1,032,000)	(1,368,000)
Loans receivable allowance, end of period	$1,102,000	$1,187,000

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted net loss per common share is computed by dividing the net loss available to common shareholders by the sum of the weighted average number of common shares outstanding plus potentially dilutive common share equivalents (stock warrants, convertible preferred shares) when dilutive. Potentially dilutive Series A Convertible Preferred Stock (10,000,000 shares) were anti-dilutive and therefore excluded from the dilutive net loss per share computation for 2010 and 2009.

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

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-20 “ Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”   ASU 2010-20 requires extensive new disclosures about financing receivables, including credit risk exposures and the allowance for credit losses.  For public entities, ASU 2010-20 disclosures of period-end balances are effective for interim or annual reporting periods ending on or after December 15, 2010.  Disclosures related to activity that occurs during the reporting period are required for interim and annual reporting periods beginning on or after December 15, 2010.  We are assessing the impact of ASU 2010-20 on our disclosures.

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

Segment information related to the three and nine months ended September 30, 2010 and 2009 is set forth below:

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Payday	Cricket Wireless	Total	Payday	Cricket Wireless	Total

Revenues from external customers	$3,102,175	$1,315,909	$4,418,084	$3,062,043	$1,506,126	$4,568,169
Net income (loss)	$461,485	$(189,782)	$271,703	$425,974	$(228,244)	$197,730

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Payday	Cricket Wireless	Total	Payday	Cricket Wireless	Total

Revenues from external customers	$8,768,974	$4,453,837	$13,222,811	$8,703,516	$5,086,038	$13,789,554
Net income (loss)	$1,403,494	$(427,546)	$975,948	$964,715	$(482,524)	$482,191
Total segment assets	$14,972,047	$5,081,383	$20,053,430	$15,316,690	$5,852,535	$21,169,225

3.	Credit Facility –

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

The Federal Trade Commission has issued an FTC Consumer Alert (Federal Trade Commission, March 2008, Consumer Alert entitled “Payday Loans Equal Very Costly Cash: Consumers Urged to Consider the Alternatives”) that discourages consumers from obtaining payday loans such as the loans we offer, primarily on the basis that the types of loans we offer are very costly and consumers should consider alternatives to accepting a payday loan. For further information, you may obtain a copy of the alert at www.ftc.gov/bcp/edu/pubs/consumer/alerts/alt060.shtm. The federal government also passed legislation, the 2007 Military Authorization Act, prohibiting us from offering or making our loans to members of the military when the interest and fees calculated as an annual percentage rate exceeds 36%. This limitation effectively prohibits us from utilizing our present business model for cash advance or “payday” lending when dealing with members of the U.S. military, and as a result we do not and do not plan to conduct payday lending business with U.S. military personnel. These facts evidence the widespread belief that our charges relating to our loans are too expensive to be good for consumers. Some consumer advocates and others have characterized payday lending as “predatory.” As a result, there are frequently attempts in the various state legislatures, and occasionally in the U.S. Congress, to limit, restrict or prohibit payday lending.

In February 2009, Congress introduced H.R. 1214, the Payday Loan Reform Act of 2009 (an amendment to the Truth in Lending Act).  If enacted, this amendment would restrict charges for a single-payment loan to a 391% effective annual rate, or $15 per $100 for a two-week loan, prohibit loan rollovers, limit borrowers to one outstanding loan at a time and permit only one extended repayment plan every six months.  Presently, the bill is in the House Committee on Financial Services.  We have no further information regarding this bill or any legislative efforts Congress may propose at this time.

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

During the 2010 legislative session in Colorado, House Bill 10-1351 was passed into law.  This bill amended the Colorado Deferred Deposit Loan Act, the existing payday lending law.  The law became effective August 11, 2010 and modified traditional payday lending by changing the single payment advance (with no minimum term) into a single or multiple payment loan with a minimum six month term. It also limited the amount and type of fees that can be charged on these loans, effectively reducing by one-half the fees that can be charged and when the fees may be realized.  At present, the Company continues to operate its sole store in Colorado while the impact to profitability of this new law is being assessed.  Currently, we derive 1.47% of our Payday division revenues from fees in Colorado.

In May 2010, new laws were enacted in Wisconsin that restrict the number of times a consumer may renew (or rollover) a payday loan. Previously, there were no limits to the number of rollovers permitted.  Effective January 1, 2011, consumers in Wisconsin will only be allowed to renew a payday loan once, and then lenders will be required to offer a 60-day, interest free, payment plan to consumers.  The Company is still assessing the impact of these new Wisconsin laws. Our preliminary projections indicate the changes could reduce revenue in the state by 30% - 40%.  Currently, we derive 6.01% of our Payday division revenues from fees in Wisconsin.

On November 2, 2010, voters in Montana passed Petition Initiative I-164.  Effective January 1, 2011, Petition Initiative I-164 will cap fees on payday loans at an imputed interest rate of 36%.  The Company is evaluating all options related to its Montana operations, including discontinuing its payday loan operations in that state.  Currently, 4.54% of the Company’s payday division revenues comes from fees derived in Montana.

The passage of federal or state laws and regulations could, at any point, essentially prohibit the Company from conducting its payday lending business in its current form.  Any such legal or regulatory change would certainly have a material and adverse effect on the Company, its operating results, financial condition and prospects, and perhaps even its viability.

For the nine months ended September 30, 2010 and 2009, the Company had significant revenues by state (shown as a percentage of applicable division’s revenue) as follows:

Payday Division			Cricket Wireless Division
	2010 % of Revenues	2009 % of Revenues		2010 % of Revenues	2009 % of Revenues
Nebraska	27%	28%	Missouri	31%	40%
Wyoming	13%	14%	Nebraska	15%	13%
North Dakota	16%	15%	Texas	11%	11%
Iowa	12%	12%	Indiana	29%	22%

8.	Preferred Stock Dividend –

Cumulated dividends on the Company's Series A Convertible Preferred Stock are $525,000 and $1,575,000 for the three and nine months ended September 30, 2010, respectively. The Company has $525,000 cumulative unaccrued preferred dividends at September 30, 2010.

9.	Other Expense –

A breakout of other expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Store expenses
Bank fees	$54,734	$60,280	$159,521	$170,232
Collection costs	105,291	116,828	308,216	286,804
Repairs & maintenance	47,125	66,399	137,081	157,446
Supplies	39,243	80,426	126,522	243,481
Telephone	33,194	48,582	108,644	144,583
Utilities and network lines	131,197	110,685	391,901	277,718
Other	221,772	187,972	517,193	507,856
	$632,556	$671,172	$1,749,078	$1,788,120

General & administrative expenses
Professional fees	$41,347	$66,622	$369,720	$618,959
Management and consulting fees	100,000	-	200,000	-
Other	65,133	89,280	205,476	282,934
	$206,480	$155,902	$775,196	$901,893

10.	Litigation Matter –

On March 26, 2010, the Company and all of the then-current members of its Board of Directors, among others, were sued by Messrs. Steven Staehr and David Stueve.  In that lawsuit, the plaintiffs have alleged, among other things, that our Board of Directors breached certain of their fiduciary duties primarily in connection with the sale by WERCS of its capital stock in the Company to WCR, LLC.  The complaint seeks injunctive and declaratory relief and unspecified money damages.  The Company believes the claims are without merit.  While we are unable to predict the ultimate outcome of these claims and proceedings, management currently believes there is not a reasonable possibility that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.  Subsequent to the filing of the lawsuit, the Company removed the lawsuit to federal court and the plaintiffs sought to have the case remanded back to state court.  On October 26, 2010, the plaintiffs’ motion to remand the case to state court was denied by the federal court.  The Company has filed a motion to dismiss the lawsuit and such motion is currently being considered by the federal court.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements made in this report are “forward-looking statements,” as that term is defined under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon our current expectations and projections about future events. Whenever used in this report, the words “believe,” “anticipate,” “intend,” “estimate,” “expect” and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this report are primarily located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2), Legal Proceedings (Part II, Item 1), and “Risk Factors” (Part II, Item 1A), but are found in other parts of this report as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We will not necessarily update forward-looking statements even though our situation may change in the future.

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

General Overview

We provide (through Wyoming Financial Lenders, Inc.) retail financial services to individuals primarily in the midwestern and southwestern United States. These services include non-recourse cash advance loans, small unsecured installment loans, check cashing and other money services. At the close of business on September 30, 2010, we owned and operated 55 stores in 10 states (Colorado, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming).

We provide short-term consumer loans—known as “payday”, “installment” or “cash advance” loans—in amounts that typically range from $100 to $500. Payday loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s post-dated personal check(s) for the aggregate amount of the cash advanced, plus a fee. The fee varies from state to state based on applicable regulations, and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed. To repay a payday or installment loan, a customer may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection. All of our payday loans, installment loans and other services are subject to state regulations (which vary from state to state), federal regulations and local regulation, where applicable.

In October 2008, we began operating Cricket Wireless retail stores as an authorized dealer of Cricket Wireless products and services. Authorized dealers are permitted to sell the Cricket line and generally locate their store operations in areas with a strong potential customer base where Cricket does not maintain a corporate storefront. These locations are generally within the urban core or surrounding areas of a community. We are an authorized premier Cricket dealer, and as such, we are only permitted to sell the Cricket line of prepaid cellular phones at our Cricket retail stores. At the close of business on September 30, 2010, we owned and operated 29 stores in seven states (Illinois, Indiana, Kansas, Maryland, Missouri, Nebraska, and Texas).

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

Our significant accounting policies are discussed in Note 1, “Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies,” of the notes to our condensed consolidated financial statements included in this report.  We believe that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements.

Loan Loss Allowance

We maintain a loan loss allowance for anticipated losses for our cash advance, installment, and title loans. To estimate the appropriate level of the loan loss allowance, we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current loan loss allowance is based on our net write offs, typically expressed as a percentage of loan amounts originated for the last 24 months applied against the principal balance of outstanding loans that we write off. The Company also periodically performs a look-back analysis on its loan loss allowance to verify the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. The Company is aware that, as conditions change, it may also need to make additional allowances in future periods.

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

A rollforward of the Company’s loans receivable allowance for the nine months ended September 30, 2010 and 2009 is as follows:

	Nine Months Ended September 30,
	2010	2009

Loans receivable allowance, beginning of period	$1,237,000	$1,413,000
Provision for loan losses charged to expense	897,000	1,142,000
Charge-offs, net	(1,032,000)	(1,368,000)
Loans receivable allowance, end of period	$1,102,000	$1,187,000

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

Results of Operations - Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

For the three-month period ended September 30, 2010, net income was $.27 million compared to net income of $.20 million for the three months ended September 30, 2009. During the three months ended September 30, 2010, income from operations before income taxes was $.44 million compared to $.32 million for the three months ended September 30, 2009. The major components of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense are discussed below.

Revenues

Revenues totaled $4.42 million for the three months ended September 30, 2010, compared to $4.57 million for the three months ended September 30, 2009. The decrease in total revenues resulted from a lower average selling price per unit under Cricket’s new pricing structure which took effect in all markets on August 3, 2010, a reduction in the number of phone and modem units sold which can be attributed to elevated sales in 2009 as Cricket rolled out new markets and from operating five fewer Cricket store locations during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  The decrease in phone and modem sales revenue was partially offset by an increase in fees generated from accepting Cricket service payments, which is included in “Other income and fees”.  This trend is expected to continue due to Cricket’s change in its retail pricing structure and compensation structure to dealers.

Loan originations in the 2010 interim period remained stable.  During both the three-month periods ended September 30, 2010 and September 30, 2009, we originated approximately $19.3 million $19.2 million in cash advance loans, respectively.  Our average loan (including fees) totaled approximately $366 and $361 during the three-month periods ended September 30, 2010 and 2009, respectively. Our average fee for the three-month periods ended September 30, 2010 and 2009 was $54 and $53, respectively.

The following table summarizes our revenues for the three months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
			(percentage of revenues)
Payday loan fees	$2,834,253	$2,814,599	64.2%	61.6%
Phones and accessories	766,310	1,186,550	17.3%	26.0%
Check cashing fees	168,602	184,213	3.8%	4.0%
Other income and fees	648,919	382,807	14.7%	8.4%
Total	$4,418,084	$4,568,169	100.0%	100.0%

Store Expenses

Total expenses associated with store operations for the three months ended September 30, 2010 were $3.27 million, compared to $3.62 million for the three months ended September 30, 2009, or a 9.7% reduction for the interim periods.  The major components of these expenses are salaries and benefits for our store employees, provision for loan losses, costs of sales for phones and accessories, occupancy costs primarily relating to our store leaseholds, advertising expenses, depreciation of store equipment and leasehold improvements, amortization of intangible assets and other expenses associated with store operations.

Overall, our most significant decreases in store expenses for the three months ended September 30, 2010 and 2009 related to salaries and benefits, phone and accessories cost of sales, amortization of intangible assets, and other store operation expenses.  A discussion and analysis of the various components of our store expenses appears below.

Salaries and Benefits. Payroll and related costs at the store level were $1.10 million compared to $1.27 million for the periods ended September 30, 2010 and 2009, respectively. We expect salaries and benefits expenses to remain near the three months ended September 30, 2010 level for the remainder of 2010.

Provisions for Loan Losses. For the three months ended September 30, 2010, our provisions for loan losses were $.40 million compared to $.45 million for the three months ended September 30, 2009. Our provisions for loan losses represented approximately 14.3% and 16.1% of our loan fee revenue for the three months ended September 30, 2010 and 2009, respectively.  The more favorable loss ratio year-to-year reflects our expanded collection efforts in the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  Due to our inability to foretell the depth and duration of the continued economic downturn, we believe there are currently uncertainties in how significant our total 2010 loan losses may be and how they may differ from 2009.

Phone and Accessories Cost of Sales.  For the three months ended September 30, 2010, our costs of sales were $.39 million compared to $.44 million for the same period in 2009.  The decrease in our Cricket Wireless segment revenues had a corresponding downward impact to our costs of sales.

Occupancy Costs. Occupancy expenses, comprised mainly of store leases, were $.45 million for the three months ended September 30, 2010 versus $.44 million for the three months ended September 30, 2009.

Advertising. Advertising and marketing expenses decreased from $.10 million for the three months ended September 30, 2009 to $.09 million for the three months ended September 30, 2010, a $.01 million or 10.2% reduction.  In general, we expect that our marketing and advertising expenses for 2010 will remain consistent with 2009 levels.

Depreciation. Depreciation, relating to store equipment and capital expenditures for stores, increased slightly to $.07 million for the three months ended September 30, 2010 and $.06 for the three months ended September 30, 2009.

Amortization of Intangible Assets. Amortization of intangible assets decreased from $.18 million for the three months ended September 30, 2009 to $.13 million, or 27.8%, for the three months ended September 30, 2010. Payday division expense decreased $.03 million due to intangible assets becoming fully amortized while the expense on the Cricket division decreased by $.02 million due to amortization expense being lower each subsequent year.

Other Store Expenses. Other expenses decreased to $.63 million for the three months ended September 30, 2010 from $.67 million for the three months ended September 30, 2009.  The decrease was primarily due to a decrease in collection costs, supplies, and other expenses related to store operations.

General and Administrative Expenses

Total general and administrative costs for the three months ended September 30, 2010 were $.71 million compared to $.62 million for the period ended September 30, 2009. For the three months ended September 30, 2010, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses. A discussion of the various components of our general and administrative costs for the three months ended September 30, 2010 and 2009 appears below:

Salaries and Benefits. Salaries and benefits expenses for the three months ended September 30, 2010 were $.40 million, a $.02 million increase from the $.38 million in such expenses during period ended September 30, 2009. The increase was due to costs incurred under the new management bonus plan.

Interest.  Interest expense for the three months ended September 30, 2010 was $.11 million compared to $.08 million for the three months ended September 30, 2009.  Interest expense related to the WERCS loan and notes payable for store acquisitions made during prior periods.

Other General and Administrative Expenses. Other general and administrative expenses, which includes professional fees for accounting and legal services, management and consulting fees, utilities, office supplies, collection costs and other minor costs associated with corporate headquarters activities, increased $.05 million or 31%, to $.21 million for the three months ended September 30, 2010 compared to $.16 million from the three months ended September 30, 2009. The increase in these expenses is mainly attributable to management fees we began incurring during 2010 and was partially offset by a reduction of nonrecurring professional fees incurred in 2009.  We expect professional fees to continue to remain stable or slightly increase throughout the remainder of 2010 due to ongoing litigation.  Management and consulting fees, which are expected to recur, were $.10 million for the three months ended September 30, 2010.

Income Tax Expense

Income tax expense for the three months ended September 30, 2010 was $.17 million compared to income tax expense of $.12 million for the three months ended September 30, 2009, an effective rate of 38.2% and 38.5%, respectively.

Results of Operations - Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

For the nine-month period ended September 30, 2010, net income was $.98 million compared to net income of $.48 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, income from operations before income taxes was $1.51 million compared to $.78 million for the nine months ended September 30, 2009. The major components of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense from continuing operations are discussed below.

Revenues

Revenues totaled $13.2 million for the nine months ended September 30, 2010, compared to $13.8 million for the nine months ended September 30, 2009. The decrease in total revenues resulted from the following factors impacting the Cricket Wireless division: a reduction in the number of phone and modem units sold, which can be attributed to elevated sales in 2009 as Cricket rolled out new markets, a lower average selling price per unit under Cricket’s new pricing structure which took effect in all markets on August 3, 2010, sales of a higher percentage of units under Cricket’s promotional programs, and the closing of some Cricket store locations.  These programs have the effect of decreasing the average per-unit selling price and gross revenues.  This was partially offset by an increase in fees generated from accepting Cricket service payments.  This trend is expected to continue due to Cricket’s changes to its retail pricing structure and compensation structure for dealers.  During the nine-month period ended September 30, 2010, we generated $3.06 million in phone and accessory sales compared to $4.16 million for the nine-month period ended September 30, 2009.

A decrease in check cashing fees in the 2010 interim period also contributed to the decrease in total revenues.  Loan fees for the 2010 interim period remained consistent with 2009.  During the nine-month period ended September 30, 2010, we originated approximately $53.05 million in cash advance loans compared to $53.51 million during the 2009 interim period. Our average loan (including fees) totaled approximately $366 and $364 during the nine-month periods ended September 30, 2010 and 2009, respectively. Our average fee for both nine-month periods ended September 30, 2010 and 2009 was $54.

The following table summarizes our revenues for the nine months ended September 30, 2010 and 2009, respectively:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
			(percentage of revenues)
Payday loan fees	$7,865,541	$7,872,094	59.5%	57.1%
Phones and accessories	3,058,853	4,163,525	23.1%	30.2%
Check cashing fees	565,787	646,863	4.3%	4.7%
Other income and fees	1,732,630	1,107,072	13.1%	8.0%
Total	$13,222,811	$13,789,554	100%	100%

Store Expenses

Total expenses associated with store operations for the nine months ended September 30, 2010 were $9.52 million, compared to $10.84 million for the nine months ended September 30, 2009.  The major components of these expenses are salaries and benefits for our store employees, provision for loan losses, costs of sales for phones and accessories, occupancy costs primarily relating to our store leaseholds, advertising expenses, depreciation of store equipment, amortization of intangible assets and other expenses associated with store operations.

Overall, our most significant increases in store expenses for the nine months ended September 30, 2010 and 2009 related to our costs of occupancy. Our most significant decreases in store expenses over that same period related to the provision for loan losses, salaries and benefits related to our store employees, and phone and accessories cost of sales.  A discussion and analysis of the various components of our store expenses appears below.

Salaries and Benefits. Payroll and related costs at the store level were $3.48 million compared to $3.85 million for the periods ended September 30, 2010 and 2009, respectively. We expect future salaries and benefits expenses to be consistent with 2010 levels.

Provisions for Loan Losses. For the nine months ended September 30, 2010, our provisions for loan losses were $.90 million compared to $1.14 million for the nine months ended September 30, 2009. Our provisions for loan losses represented approximately 11.4% and 14.5% of our loan fee revenue for the nine months ended September 30, 2010 and 2009, respectively. The more favorable loss ratio year-to-year reflects our expanded collection efforts in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Due to our inability to foretell the depth and duration of the continued economic downturn, we believe there are currently uncertainties in how significant our total 2010 loan losses may be and how they may differ from 2009.

Phone and Accessories Cost of Sales.  For the nine months ended September 30, 2010, our costs of sales decreased to $1.11 million compared to $1.77 million for the same period in 2009.  The decrease in our Cricket Wireless segment revenues had a corresponding downward impact to our costs of sales.  At September 30, 2010, we had 29 Cricket Wireless stores compared to 35 at September 30, 2009.

Occupancy Costs. Occupancy expenses, comprised mainly of store leases, were $1.42 million for the nine months ended September 30, 2010 versus $1.20 million for the nine months ended September 30, 2009. The increase in our occupancy expenses resulted from less stores open throughout the entire period in 2009 compared to the number of stores open throughout the entire recent period.

Advertising. Advertising and marketing expenses decreased significantly from $.36 million for the nine months ended September 30, 2009 to $.27 million for the nine months ended September 30, 2010, a $.09 million or 25.0% reduction.  In general, we expect that our marketing and advertising expenses for 2010 will remain consistent with 2009 levels.

Depreciation. Depreciation, relating to store equipment and capital expenditures for stores, increased to $.21 million for the nine months ended September 30, 2010 from $.19 million for the nine months ended September 30, 2009.  The 11.6% increase in depreciation expense was due to an increased number of Cricket Wireless store locations containing depreciable assets.

Amortization of Intangible Assets. Amortization of intangible assets decreased from $.54 million for the nine months ended September 30, 2009 to $.39 million, or a 27.8% reduction, for the nine months ended September 30, 2010. Payday division expense decreased due to intangible assets becoming fully amortized while the expense on the Cricket division decreased due to amortization expense being lower each subsequent year.

Other Store Expenses. Other expenses were $1.75 million and $1.79 million for the nine months ended September 30, 2010 and September 30, 2009, respectively.

General and Administrative Expenses

Total general and administrative costs for the nine months ended September 30, 2010 were $2.19 million compared to $2.18 million for the period ended September 30, 2009. For the nine months ended September 30, 2010, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses. A discussion of the various components of our general and administrative costs for the nine months ended September 30, 2010 and 2009 appears below:

Salaries and Benefits. Salaries and benefits expenses for the nine months ended September 30, 2010 were $1.10 million, a $.09 million increase from the $1.01 million in such expenses during period ended September 30, 2009. The increase was due to costs incurred under the new management bonus plan.

Depreciation. Depreciation for the nine months ended September 30, 2010 and 2009 was $.14 million and $0.18 million for the nine months ended September 30, 2010 and 2009, respectively. Depreciation relates primarily to equipment and capital improvements at the Company’s corporate headquarters.

Interest.  Interest expense for the nine months ended September 30, 2010 and 2009 was $.30 million and $.25  million for the nine months ended September 30, 2010 and September 30, 2009, respectively.  Interest expense related to the WERCS loan and notes payable for store acquisitions made during prior periods.

Other General and Administrative Expenses. Other general and administrative expenses, which includes professional fees for accounting and legal services, management and consulting fees, utilities, office supplies, collection costs and other minor costs associated with corporate headquarters activities, decreased $.13 million or 14%, to $.78 million for the nine months ended September 30, 2010 compared to $.90 million from the nine months ended September 30, 2009. The significant decrease in these expenses is mainly attributable to nonrecurring professional fees incurred in 2009.  We expect professional fees to continue to decrease throughout the remainder of 2010 since most fees relate to the annual audit and non-recurring corporate expense. Management and consulting fees, which are expected to recur, were $.20 million for the nine months ended September 30, 2010.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2010 was $.54 million compared to income tax expense of $.29 million for the nine months ended September 30, 2009, an effective rate of 36% and 38%, respectively.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine Months Ended September 30,
	2010	2009

Cash flows provided (used) by :
Operating activities	$1,778,895	$1,304,619
Investing activities	(22,340)	(2,619,266)
Financing activities	(1,863,105)	(827,244)
Net decrease in cash	(106,550)	(2,141,891)
Cash, beginning of period	1,526,562	3,358,547
Cash, end of period	$1,420,012	$1,216,656

At September 30, 2010, we had cash of $1.42 million compared to cash of $1.53 million on December 31, 2009.  We believe that our available cash, combined with expected cash flows from operations will be sufficient to fund our liquidity and capital expenditure requirements through September 30, 2011. Our expected short-term uses of available cash include the funding of operating activities (including anticipated increases in payday loans) and the financing of expansion activities, including new store openings and store acquisitions.

Because of the constant threat of regulatory changes to the payday lending industry, we believe it is unlikely we can secure debt financing from financial institutions.  As a result, financing we may obtain from alternate sources is likely to involve higher interest rates.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2010.

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

As of September 30, 2010, our Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 26, 2010, the Company and all of the then-current members of its Board of Directors, among others, were sued by Messrs. Steven Staehr and David Stueve.  In that lawsuit, the plaintiffs have alleged, among other things, that our Board of Directors breached certain of their fiduciary duties primarily in connection with the sale by WERCS of its capital stock in the Company to WCR, LLC.  The complaint seeks injunctive and declaratory relief and unspecified money damages.  The Company believes the claims are without merit.  While we are unable to predict the ultimate outcome of these claims and proceedings, management currently believes there is not a reasonable possibility that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.  After the filing of the lawsuit, the Company removed the lawsuit to federal court and the plaintiffs sought to remand the case back to state court.  On October 26, 2010, the plaintiffs’ motion to remand the case to state court was denied by the federal court.  The Company has filed a motion to dismiss the lawsuit and such motion is currently being considered by the federal court.

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

More recently, legislation has been passed in Colorado, Wisconsin and Montana that restricts certain payday lending practices.  During the 2010 legislative session in Colorado, House Bill 10-1351 was passed into law.  This bill amended the Colorado Deferred Deposit Loan Act, the existing payday lending law.  The law became effective August 11, 2010 and modifies traditional payday lending by changing the single payment advance (with no minimum term) into a single or multiple payment loan with a minimum six month term.  It also limited the amount and type of fees that can be charged on these loans, effectively reducing by one-half the fees that can be charged, and when the fees may be realized.  At present, the Company continues to operate its sole store in Colorado while the impact to profitability of this new law is being assessed.  Currently, we derive 1.47% of our Payday division revenues from fees in Colorado.  In Wisconsin, new legislation effective January 1, 2011 will limit payday loans to the lesser of $1,500 or 35% of the applicant’s monthly income, and permit borrowers to cancel loans within 24 hours and roll their loans over only one time.  In addition, payday lenders will be required to offer a 60-day, interest free, payment plan to consumers upon maturity of their payday loans.  The Company is still assessing the impact of these new Wisconsin laws. Our preliminary projections indicate the changes could reduce revenue in the state by 30% - 40%.  Currently, we derive 6.01% of our Payday division revenues from fees in Wisconsin.  Finally, on November 2, 2010, voters in Montana passed Petition Initiative I-164.  Effective January 1, 2011, Petition Initiative I-164 will cap fees on payday loans at an imputed interest rate of 36%.  The Company is evaluating all options related to its Montana operations, including discontinuing its payday loan operations in that state.  Currently, 4.54% of the Company’s payday division revenues come from fees derived in Montana.

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

In February 2009, Congress introduced H.R. 1214 (the Payday Loan Reform Act of 2009), an amendment to the Truth in Lending Act).  If enacted, this amendment would restrict charges for a single-payment loan to a 391% effective annual rate, or $15 per $100 for a two-week loan, prohibit loan rollovers, limit borrowers to one outstanding loan at a time and permit only one extended repayment plan every six months.  Presently, the bill is in the House Committee on Financial Services.  We have no further information regarding this bill or any legislative efforts Congress may propose at this time.  The passage of this bill would have a material and adverse effect on the Company, operating results, financial conditions and prospects and even its viability.

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

Item 3. Defaults upon Senior Securities

As of September 30, 2010, the Company had an outstanding accrued but unpaid and cumulated dividends on its Series A Convertible Preferred Stock aggregating to $925,000.  Our Series A Convertible Preferred Stock ranks senior to our common stock.

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

Dated: November 12, 2010	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer, Chief Operating Officer and Interim Chief Financial Officer