Form 10-K
period 2010-12-31
WESTERN CAPITAL RESOURCES, INC.
filed 2011-03-28
CIK 1363958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________________ to ___________________

Commission File Number 000-52015

WESTERN CAPITAL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Minnesota	47-0848102
(State of incorporation)	(I.R.S. Employer Identification No.)

11550 “I” Street, Suite 150 Omaha, Nebraska	68137
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (402) 551-8888

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered
None	N/A

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of June 30, 2010 was approximately $63,000 based on the closing sales price of $0.02 per share as reported on the OTCBB.  As of March 1, 2011, there were 7,446,007 shares of our common stock, no par value per share, outstanding.

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

Payday operations are conducted under our wholly owned subsidiary Wyoming Financial Lenders, Inc.  The Federal Trade Commission describes these loans as “small, short term high rate loans.”  Our loans generally are offered and made in exchange for fees that, if treated as interest, are at a rate extraordinarily higher than prime and are made to individuals who do not typically qualify for prime rate loans.  As a consequence, our loans may be considered a type of subprime loan.  At December 31, 2010, we operated 51 payday lending stores in nine states, including Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming.   Our provision of payday loans is typically heavily regulated by the various states in which we operate, and our payday lending business is extremely susceptible to the adverse effects of any changes in federal or state laws and regulations that may further restrict or flatly prohibit payday lending.

Through our payday segment, we also provide title and ancillary consumer financial products and services that are complementary to our payday lending business, such as check-cashing services, money transfers and money orders.  Our check-cashing services involve the cashing of checks for a fee; money-transfer services involve the transfer of money by wire for a fee; and our money-orders services involve the issuing of money orders for a fee.  We believe these services are complementary since customers typically come to our stores for financial reasons and to procure financial services (i.e., obtain a loan).  Once the loan has been obtained, a customer may, for instance, decide to wire a payment of money or obtain a money order to satisfy a debt or other obligation.  Our loans and other services are subject to state regulations (which vary from state to state), and federal and local regulations, where applicable.

Our second segment operates retail stores selling Cricket cellular phones and accessories.  We are a premier Cricket dealer.  Cricket phones are prepaid cellular phones that function for a period of time, without usage limitations and without any long-term contract or commitment required from the consumer, for a flat fee.  At December 31, 2010 we owned and operated 31 Cricket wireless retail stores in eight states, including Illinois, Indiana, Iowa, Kansas, Maryland, Missouri, Nebraska and Texas.    While there are state regulations that affect our provision of Cricket phone products and services, our Cricket phone business is not highly susceptible to the adverse effects of changes in federal or state laws and regulations.

For the fiscal year ended December 31, 2010, each of our major lines of business (i.e., payday lending, check-cashing services, sale of Cricket phone products, Cricket payment processing and other phone-related services) generated associated fees.  In 2010, we generated approximately:

•	$10.61 million in payday lending fees representing approximately 59.0% of our total revenues,
•	$4.09 million in phone and accessory sales representing approximately 22.8% of our total revenues,
•	$1.42 million in payment processing fees representing approximately 7.9% of our total revenues,
•	$.74 million in check-cashing fees representing approximately 4.1% of our total revenues, and
•	$1.12 million in other income and fees representing approximately 6.2% of our total revenues.

The table below summarizes our financial results and condition as of December 31, 2010 and 2009 (audited):

	December 31, 2010	December 31, 2009
Revenues	$17,978,447	$18,309,601
Net loss to common shareholders	$751,059	$1,328,318
Current assets	$7,958,443	$7,550,435
Current liabilities	$6,452,628	$4,804,391
Total assets	$20,770,882	$21,094,678
Total liabilities	$7,707,816	$7,192,553
Shareholder equity	$13,063,066	$13,902,125

The above figures include an assumed preferred stock dividend relating to our Series A Convertible Preferred Stock in the amount of $2.1 million in 2010 and 2009.

PAYDAY LENDING BUSINESS

General Description

The short-term consumer loans we provide are commonly referred to as “cash advance loans” or “payday loans”.  Such loans are referred to as “payday loans” because they are typically made to borrowers who have no available cash and promise to repay the loan out of their next paycheck.  In some cases, these same types of loans are referred to as “deferred deposit advances” because the borrowers, instead of funding repayment of the loan out of a paycheck, promise to repay the loan with their next regular fixed-income payment, such as a social security check.

When we make cash advance or “payday” loans, we provide our customers with cash in exchange for a promissory note with a maturity of generally up to four weeks that is supported by that customer’s post-dated personal check for the aggregate amount of the loan, plus a fee.  During 2010, we offered payday loans typically ranging from $10 to $500, with the average loan amount being approximately $313.  Approximately 72.8% of our loan transactions are made for a period of up to four weeks and approximately 27.2% of our loan transactions involve loans whose initial maturity extends beyond four weeks.  To repay the loans, customers may pay with cash, in which case their personal check is returned to them, or allow their personal check to be presented to their bank for collection.

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

Upon completion of a loan application, the provision of proof of an existing bank account, current income, a valid driver’s license or other acceptable photo identification, and signed loan agreement and our acceptance of such agreement, the loan approval process is complete.  At that point, the customer signs a promissory note and provides us with a personal post-dated check for the principal loan amount plus a specified fee.  All documentation is reviewed and payday loans are approved at the store level only, barring extraordinary circumstances.  Nearly all of the loans we make are “payday loans” where the borrower provides us with a personal post-dated check.  All checks are drawn upon the borrower’s bank.  We do not accept third-party checks in connection with a payday lending transaction.  We make very few “deferred deposit advance” loans, and we estimate that fewer than one percent of our total loans during 2010 were loans of this type.  In part, this is because we require reasonable proof of current employment as a condition to obtaining a loan from us.

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

In general, our lending process and standards are extraordinarily different from those used by banks.  To our knowledge, banks typically order and carefully review credit reports, engage in some level of analysis relating to the ability of a potential borrower to repay the loan, and will typically make independent verification of employment and earnings history through payroll deposits, phone calls, reviews of tax returns and other processes—all in an effort to minimize the risk of a loan default.  As a result, we generally experience a higher default rate on our personal loans than banks do on their personal loans.  At December 31, 2010, we had an aggregate of approximately:

•	$3.88 million in outstanding loan principal due to us
•	$.66 million in fees due to us
•	$1.37 million of late loans (customers’ repayment checks presented as NSF within the last 180 days

The Fees We Charge

The fee we charge for a payday loan varies from state to state, based on applicable regulations, and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed.  We generally do not charge interest in connection with our payday loans, with short-term installment loans made in Colorado being the exception.  If, however, we calculate the loan fees we charge as an annual percentage rate of interest, such rate would range from 177% for a 31-day loan transacted in Kansas (on the low end) to approximately 574% for a 14-day loan in Wisconsin (on the high end), with the actual average loan amount and average actual loan fees we charge involving an imputed annual percentage rate of approximately 450% and 203% for a 14-day and 31-day loan, respectively.  The term of a loan significantly affects the imputed APR of the fees we charge for our loans.  For instance, when a $15 fee is charged for a two-week loan of $100, the resulting APR is 391%.  When the same fee on $100 is charged for a four-week loan, the resulting APR is 195%.  When our general range of loan fees is applied to our average 2010 loan amount of $313, the APR ranges from 391% to 574% for a two-week loan involving a $46.95 and $68.86 fee, respectively; and from 196% to 287% for a four-week loan involving a $46.95 and $68.86 fee, respectively.  Currently, we do not charge the maximum fee permitted in all of the states where we operate.  We do, however, charge a uniform fee for all transactions processed in any particular state that involve the same range of payday loan amounts and the same term.

The table below sets forth the uniform fees we charge and imputed APRs on non-interest payday loans in the states where we operated during 2010:

State	Fees	APR (%) on a 14-day $100 Loan	APR (%) on a 28-day $100 Loan	APR (%) on a 14-day $300 Loan	APR (%) on a 28-day $300 Loan
Colorado *	20% on first $300 advanced; $7.50 per $100 advanced (up to $500)	521%	261%	521%	261%
Iowa	$15 on first $85 advanced; 11.1% on additional amounts (up to $445)	435%	217%	338%	169%
Kansas	$15 per $100 advanced	391%	196%	391%	196%
Montana **	23% per $100 advanced if greater than 16 days or 13% per $100 advanced if 16 days or less (max. fee of $61.62)	339%	300%	338%	268%
Nebraska	$17.50 per $100 advanced	456%	228%	456%	228%
North Dakota	$20 per $100 advanced	521%	261%	521%	261%
South Dakota	$20 per $100 advanced	521%	261%	521%	261%
Utah	$20 per $100 advanced	521%	261%	521%	261%
Wisconsin	$22 per $100 advanced	574%	287%	574%	287%
Wyoming	30% per $100 advanced if loan is less than $150 or 20% per $100 advanced if loan is equal to or greater than $150 (subject to numerous maximums)	782%	391%	521%	261%

*
Applied through August 11, 2010. See paragraph below for additional information relating to changes in Colorado law that require us to collect charges for payday lending transactions in the form of interest, effective as of August 12, 2010.

**	Applied through December 31, 2010. We discontinued Montana payday services as of that date.

Of the nine states in which we presently operate, three states (South Dakota, Utah and Wisconsin) do not limit the fees we may charge, or the term (i.e., the length) of the loans we may offer, our customers.  In addition, two of these states (Utah and Wisconsin) do not limit the amount we may loan to customers in a payday lending transaction.  In South Dakota, we offer loans from $20 to $500, charge $20 for each whole or partial increment of $100 that we loan, and offer loan terms from one to 31 days.  Our 2010 revenue derived from South Dakota amounted to 6.23% of our total 2010 Payday division revenue.  In Utah, we offer loans from $10 to $1,200, charge $20 for each whole or partial increment of $100 that we loan, and offer loan terms from one to 31 days.  Our 2010 revenue derived from Utah amounted to 7.10% of our total 2010 Payday division revenue.  In Wisconsin, we offer loans from $20 to $500, charge $22 for each whole or partial increment of $100 that we loan, and offer loan terms from one to 36 days.  Our 2010 revenue derived from Wisconsin amounted to 6.17% of our total 2010 Payday division revenue.  In Colorado, effective August 12, 2010 we offer short-term installment loans from $100 to $500 payable in six equal monthly payments. Loan terms include a 45% annual interest rate, an origination fee of 20% on loan amounts up to $300 and 7.5% on loan amounts thereafter and a monthly maintenance fee.  Our 2010 revenue derived from Colorado amounted to 1.42% of our total 2010 Payday division revenue.

Many states have laws limiting the amount of fees that may be charged in connection with any lending transaction (including payday lending transactions) when calculated as an annual percentage rate or the payday lending is expressly prohibited.  These limitations, combined with other limitations and restrictions, effectively prohibit us from utilizing our present business model for cash advance or “payday” lending in those jurisdictions. In addition, the federal government passed the “2007 Military Authorization Act” which prohibits lenders from offering or making payday loans (or similar lending transactions) to members of the U.S. military when the interest or fees calculated as an annual percentage rate, exceed 36%.  Like the state limitations discussed above, this limitation effectively prohibits us from utilizing our present business model for cash advance or “payday” lending when dealing with members of the U.S. military.  As a result of these restrictions, we do not and do not plan to conduct business in these state jurisdictions or with U.S. military personnel.

The above-described fees are the only fees we assess and collect from our customers for our loans.  Nevertheless, we also charge a flat fee that ranges from $15 to $30 (depending on the state) for returned checks in the event that a post-dated check we attempt to cash as repayment for our loan is returned.  In 2010, we had approximately 8,343 checks returned that were assessed a fee, compared to approximately 8,425 such checks during 2009.  In 2010, we collected approximately 34.15% of the returned check fees for these bad checks, for a total of approximately $55,000.  In 2009, we collected approximately 32.97% of these returned check fees, for a total of approximately $54,800.

Extensions or “Rollovers” of Payday Loans

When a customer “rolls over” or extends the term of an outstanding loan, we treat that rollover or extension as a brand new loan and we again charge the above-described loan fee for that transaction.  This rollover has no effect on the imputed annual percentage rate of the loan in those cases where the extended term is equal to the initial term of the loan.  For example, a $100 four-week loan that costs $20 to obtain is the APR equivalent of 261%.  If a customer extends the term of that loan for an additional four-week period, the customer will have paid $40 total in fees to obtain the $100 eight-week loan—which is again the APR equivalent of 261%.  In cases where a customer (1) extends or rolls over a loan for a length of time that is less than the original loan or (2) repays the extended loan prior to the expiration of the fully extended term, the imputed APR will increase.  For example, if a customer who obtained an initial $100 four-week loan for $20 in loan fees (the APR equivalent of 261%) later extends the term of that loan for only two additional weeks and pays the additional $20 loan fee, that customer will have borrowed $100 for a six-week period at a total cost of $40—which is the APR equivalent of 347%.  We do not charge any interest on the unpaid fee from the initial term of the loan because, as a condition to agreeing to a loan extension, we will only accept cash payment of the fee for extending the loan.  In 2010, 13.27% of our total loan fee revenues were derived from loan fees charged and collected upon the extension or rollover of payday loans.

Most states prohibit payday lenders from extending or refinancing a payday loan.  Nevertheless, five states in which we presently operate—Colorado, South Dakota, North Dakota, Utah and Wisconsin—do permit a loan to be extended or “rolled over” for a specified period.  Specifically, Wisconsin (effective January 2, 2011) and North Dakota permit only one loan extension; South Dakota permits up to four loan extensions; and Utah has no limit on the number of loan extensions but does limit the time period of extensions to 10 weeks from the origination date of the original loan.  In the aggregate, we extended approximately 13.9% of all our payday loans made during 2010.

The table below sets forth the minimum and maximum payday loans we approve, the maximum fee we charge, the maximum term of the payday loan and whether an extension/rollover is permitted in the state were we operate.

State	Minimum Loan	Maximum Loan	Maximum Fee	Maximum Term	Extension/Rollover Permitted
Colorado	No minimum	$500	20% origination on first $300; 7.5% thereafter;	40 days	Yes
			45% interest and a monthly maintenance fee 1	Minimum of 6 months	Yes
Iowa	No minimum	$500	$5+10% of first $100 10% thereafter 2	31 days	No
Kansas	No minimum	$500	$15 per $100	30 days	Not prohibited
Montana3	$50	$300	25%	31 days	No
Nebraska	No minimum	$500	15% 2 per $100	31 days	No
North Dakota	No minimum	$600	20%	60 days	Yes
South Dakota	No minimum	$500	No limit	No limit	Yes
Utah	No minimum	No limit	No limit	84 days	Yes
Wisconsin	No minimum	No limit	No limit	No limit	Yes
Wyoming	No minimum	No limit	20%	30 days	No

1	Prior to August 10, 2010, the maximum fee was 20% of first $300, and 7.5% for all amounts thereafter.
2	Denotes that the applicable percentage is calculated on the loan amount plus any finance charges.
3	Applied thru December 31, 2010. We discontinued Montana payday services as of that date.

Multiple Loans to Single Customers

We occasionally make multiple loans to a single customer if permitted by applicable law and regulations.  Based on our outstanding loans as of December 31, 2010, approximately 6.5% of our customers had more than one loan outstanding.  In these cases, the average number of separate loans outstanding was 2.02 and the average aggregate principal amount loaned was approximately $434.

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

When a customer defaults on a loan, we engage in store-level collection practices that include attempts to contact the customer and obtain payment, and attempts to contact the customer’s bank in order to determine whether funds are available to satisfy their personal post-dated check.  If funds are available, we present the check to the bank for repayment and an official check from the bank is obtained to pay off the item.  The costs involved in these initial collection efforts are minimal as they involve some employee time and possibly a flat $15-30 bank fee to cover the cost of the cashier’s check.  If funds are not available, we generally attempt to collect returned checks for up to 90 days (or up to 180 days in cases where a bank account is still active and the customer has not initiated a stop payment on the postdated check provided), principally through continued attempts to contact the customer.  If our attempts remain unsuccessful after 90 (or 180) days, we assign the item to a collection agency.  Assignment to a collection agency may cost us 30-40% of the amount eventually collected (if any) from the customer.  Ordinarily, we do not recoup any costs of collection from our customers.

Historically, we collect approximately 55% of all returned checks, which results in approximately 2.65% of our total payday loans being uncollectible.  In 2010, we made approximately 196,000 loan transactions, of which approximately:

•	81.1% were paid in full at or prior to the expiration of the original loan term, accounting for approximately 81.42% of our loan fee revenues
•	13.2% were refinanced, extended, renewed or otherwise paid after the expiration of their original loan term, accounting for approximately 12.45% of our loan fee revenues, and
•	5.7% involved a personal post-dated check that was returned for insufficient funds.

Marketing Strategy

Our advertising and marketing efforts are designed to introduce customers to our services, build customer loyalty and generate repeat visits and transactions.  Our principal means of advertising our payday lending services consists of promotional materials and Yellow Page directories used in our active markets as well as building signage visible from local arterial roadways on which we are located.  For our Cricket business, we rely primarily on Cricket advertising and promotional items as well as building signage visible from local arterial roadways on which we are located.  Our Cricket locations are also listed on the Cricket Wireless website and are searchable by address, city or zip code.

Industry Information

There are an estimated 22,000 cash advance loan stores in the United States, which in the aggregate provide approximately $40 billion in short-term credit to households experiencing cash-flow shortfalls.  Industry trends indicate that there is likely to be a net decrease in total payday lending stores over the next few years due to store closings resulting from a combination of regulatory or legal changes, a slowdown in new store growth and general economic conditions.

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

The Consumer Federation of America (CFA), a nonprofit consumer advocacy organization, has submitted written comments to the Federal Trade Commission that make assertions very different from those proponed by the CFSA.  For example, the CFA asserts that “payday loan borrowers are typically female, make around $25,000 a year, are renters, and more likely to be minorities than the general population.  Payday lenders have clustered around military bases, in low to moderate income neighborhoods, and in predominantly minority areas.”  (See Comments To the Federal Trade Commission Regarding the Fair Debt Collection Practices Act Collecting Consumer Debts: The Challenges of Change By the Consumer Federation of America, June 20, 2007).  The CFA presently does not make available to the public the research data to support its claims, and as a consequence we are unable to evaluate their accuracy.  However, other statistics concerning payday lending (such as default rates) that are contained in CFA website material conflict with our statistics borne out by years of involvement in the business.

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

In general, the payday lending suffers from the perception and widespread belief that payday lenders are in the nature of predatory lenders, offering loans to low income and poorly educated consumers at costs that are too high to be good for consumers.  This perception and belief results in frequent efforts in the U.S. Congress and various state legislatures, often proponed by consumer advocacy groups and lobbyists for traditional financial institutions such as banks, to further regulate and restrict or prohibit payday lending outright.  For example, the federal government passed the 2007 Military Authorization Act which prohibits any persons from offering or making loans to members of the military when the interest and loan fees, calculated as an annual percentage rate, exceed 36%.  This limitation effectively prohibits payday lenders from making payday loans to members of the U.S. military.

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

During the 2010 legislative session in Colorado, House Bill 10-1351 was passed into law.  This bill amended the Colorado Deferred Deposit Loan Act, the existing payday lending law.  The law became effective August 11, 2010 and modified traditional payday lending by changing the single payment advance (with no minimum term) into a single or multiple payment loan with a minimum six month term. It also limited the amount and type of fees that can be charged on these loans, effectively reducing by one-half the fees that can be charged and when the fees may be realized.  The Company continues to operate its sole store in Colorado while the impact to profitability of this new law is being assessed.  In 2010, 1.42% of our Payday division revenues were generated in Colorado.

In May 2010, new laws were enacted in Wisconsin that restrict the number of times a consumer may renew (or rollover) a payday loan. Previously, there were no limits to the number of rollovers permitted.  Effective January 1, 2011, consumers in Wisconsin will only be allowed to renew a payday loan once, and then lenders will be required to offer a 60-day, interest free, payment plan to consumers.  The Company is still assessing the impact of these new Wisconsin laws. Our preliminary projections indicate the changes could reduce revenue in the state by 30% - 40%.  In 2010, 6.17% of our Payday division revenues were generated in Wisconsin.

On November 2, 2010, voters in Montana passed Petition Initiative I-164.  Effective January 1, 2011, Petition Initiative I-164 capped fees on payday loans at an imputed interest rate of 36%.  Due to the passage of I-164, the Company closed its four stores in Montana on or prior to December 31, 2010.  In 2010, 3.87% of our Payday division revenues were generated in Montana.

Any adverse change in present federal or state laws or regulations that govern or otherwise affect payday lending could, at any point, result in our curtailment or cessation of operations in certain jurisdictions or locations.  Furthermore, any failure to comply with any applicable federal laws or regulations could result in fines, litigation, the closure of one or more store locations or negative publicity.  Any such change or failure would have a corresponding impact on our results of operations and financial condition, primarily through a decrease in revenues resulting from the cessation or curtailment of operations, decrease in our operating income through increased legal expenditures or fines, and could also negatively affect our general business prospects as well if we are unable to effectively replace such revenues in a timely and efficient manner or if negative publicity effects our ability to obtain additional financing a needed.

We do not believe the payday lending is predatory, nor do we believe that our loans are too costly for consumers if they are judiciously obtained.  In fact, we believe that bank overdraft fees by themselves are typically far more costly for consumers, and bouncing a check can often involve other negative consequences such as independent fees levied by the parties to whom a bad check is written, negative publicity, etc.  In this regard, the FDIC released a November 2008 report called “Study of Bank Overdraft Programs.”  The report indicates that the average amount obtained when bank customers overdraw their accounts is $60, and the average overdraft fee charged by the bank is $27.  This equates to an APR of 1,173% and 587% for a two-week and four-week $60 bank “loan,” respectively.  In sum, we believe that many of the bad perceptions about our industry are fueled primarily by:

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

Effect of General Economic Conditions on our Payday Lending Business

We believe that consumer demand for our payday lending services is increasing as a result of the recent economic recovery and slowly improving employment numbers; however, we expect improving economic conditions to be partially negated by unemployment levels that remain high in the context of recent history.  High unemployment levels generally reduce the pool of payday loan consumers that can meet all of our loan qualifications, particularly the employment requirement.  In addition, it seems likely that the continued economic situation and higher unemployment rates could result in greater loan losses than we experienced in 2010 with unemployment rates expected to remain high for the foreseeable future.  Our business experienced fluctuating changes in our provision for loan losses in recent years.  For instance, our provision for loan losses totaled $1.28 million for 2010, a decrease of $.27 million from our provision of $1.55 million for 2009, a decrease of $.33 million from our provision of $1.88 million for 2008.   Our provision for loan losses as a percentage of loan fee revenue was 12.1% for 2010, 14.5% during 2009 and 18.5% during 2008.  The less favorable loss ratios in 2009 and 2008 reflected in part a more challenging collections environment as a result of an increase in bankruptcy filings, higher energy prices and increased competition in the lending industry.  We believe that our increased collection efforts and tightening of loan approvals have also contributed to the reduced loan loss percentage for 2010.  We also believe that as the country moves out of recession and into recovery, our consumer base will increase as individuals are denied credit by traditional lenders because of recent unemployment or liquidity issues.  Nevertheless, due to our inability to foretell the depth and duration of the present economic downturn, we believe there are uncertainties in how significant any increased loan losses for 2011 may be.

Credit and financing available to us and our industry has been negatively impacted by the recent economic situation, recent federal and state legislation, and the overall negative perception associated with payday lending.

Future growth in our payday lending business beyond reinvestment of our current profits may be limited due to the tighter credit markets.  Furthermore, we anticipate that the present condition of the financial markets and increased regulation related to payday lending currently under consideration at the federal level will make it more difficult for us to borrow money to fund the expansion of our operations through acquisitions.

CRICKET PHONE BUSINESS

General Description

We are an authorized dealer of Cricket Wireless products and services and operate Cricket retail stores in Nebraska, Missouri, Texas, Kansas, Illinois, Indiana, Iowa and Maryland.  Although Cricket Wireless owns a number of corporate stores, Cricket Wireless is partnering with dealers in order to reach their market-penetration goals.  Authorized dealers are permitted to sell the Cricket line and generally locate their store operations in areas with a strong potential customer base where Cricket does not maintain a corporate storefront.  These locations are generally within the urban core or surrounding areas of a community.  We are an authorized premier Cricket dealer, and as such, we are only permitted to sell the Cricket line of prepaid cellular phones at our Cricket retail stores.  In addition, each store we operate must resemble a Cricket corporate store.  Once we identify an area to locate a new store, we contact Cricket Wireless to obtain approval.   Once Cricket Wireless approves our recommended location, we establish the storefront.

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

Market Information and Marketing

At December 31, 2010, Cricket cellular phone service was offered in 35 states and had approximately 5.5 million customers.  Leap Wireless Communications, Inc., a Delaware public reporting corporation and the owner of Cricket Wireless, continues to expand its network footprint by launching Cricket service in new markets and increasing and enhancing coverage in our existing markets.  Cricket Wireless service offers customers unlimited wireless voice and broadband data services for a flat monthly rate.  In addition, our retail stores offer Cricket PAYGo™ services, which is an unlimited prepaid wireless service, in select markets.  Cricket PAYGo is a daily pay-as-you-go wireless and text messaging service designed for customers who prefer the flexibility and control offered by traditional prepaid services but who are seeking greater value for their dollar.

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

Customers also have an option on the purchase of their cellular phone, including the latest in Android-based and Blackberry OS-based smartphones.  The customer can either purchase a new or refurbished phone from us or purchase a used phone from a previous customer.  All phones must be paid for in full because there is no contract for the monthly prepaid service.  New phone prices range from $29 (with limited features) to high-end cellular phones at $200.

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

Regulation of Payday Lending

In those states where we currently operate, we are licensed as a payday lender where required and are subject to various state regulations regarding the terms and conditions of our payday loans and our lending policies, procedures and operations.  In some states, payday lending is referred to as “deferred presentment,” “cash advance loans”, “deferred deposit loans” or “consumer installment loans.”  State regulations normally limit the amount that we may lend to any single consumer and may limit the number of loans that we may make to any consumer at one time or in the course of a single year.  State regulations also limit the amount of fees that we may assess in connection with any loan transaction and may limit a customer’s ability to extend or “rollover” a loan with us.  Often, state regulations also specify minimum and maximum maturity dates for payday loans and, in some cases, specify mandatory cooling-off periods between transactions.

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

During the last few years, legislation has been introduced and passed in the U.S. Congress and in certain state legislatures proposing or effecting various restrictions or an outright prohibition on payday lending.  Currently, state laws in Arizona, Montana, Oregon and Georgia have effectively eliminated the ability to conduct payday lending activities in those states.  In addition, a 2007 federal law prohibits loans of any type to U.S. military personnel and their family members with charges or interest in excess of 36% per annum.  In 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act which consolidated most federal regulation of financial services offered to consumers, and replaced the Office of Thrift Supervision’s seat on the FDIC Board. Almost all credit providers, including mortgage lenders, providers of payday loans, other nonbank financial companies, and banks and credit unions with assets over $10 billion, are now subject to new regulations to be passed by the Bureau.  While the Bureau does not appear to have authority to make rules limiting interest rates or fees charged, the scope and extent of the Bureau’s authority will nonetheless be broad, and it is expected that the Bureau will address issues such as rollovers or extensions of payday loans.  Future restrictions on the payday lending industry could have serious consequences for the Company.

For more information, see “PAYDAY LENDING BUSINESS—Predatory Lending and Regulatory Concerns” above.

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

Additional areas of competition have recently arisen.  Businesses now offer loans over the Internet as well as “loans by phone,” and these services compete with the services we offer.  There also has been increasing penetration of electronic banking and related services into the check cashing and money transfer industry, including direct deposit of payroll checks, payroll or debit cards, stored-value cards and electronic transfer of government benefits.

We also believe that customer service is critical to developing loyalty.  In our industry, we believe that quality customer service means:

•	assisting with the loan application process and understanding the loan terms,
•	treating customers respectfully, and
•	processing transactions with accuracy, efficiency and speed.

Our Cricket store business competes primarily with other actual or potential authorized sellers and distributors of Cricket products and services.  The authorization to sell Cricket products and services is granted by Cricket Communications, a Delaware corporation (sometimes referred to as “Cricket Wireless, Inc.”) and wholly owned subsidiary of Leap Wireless International, Inc.  Presently, we believe that our ability to compete with other sellers of Cricket products and services will materially depend on the success with which we operate those store locations for which we presently have authorization to operate.  If we successfully manage those stores and are able to develop and maintain a strong working relationship with Cricket Communications, we expect that we may be able to effectively compete for additional store locations when and as they come available.

With the introduction of additional prepaid phone providers such as Straight Talk service rolled out by Walmart in October 2009 and the increase of national retailers offering numerous prepaid phone options, such as Cricket PAYGo™ services sold at Target stores, it is possible that current and potential new customers will purchase these or other future competing services from these national resellers because of brand recognition, location or convenience, any of which would negatively impact our sales and our ability to win authorizations for new locations to grow our Cricket business.  In addition, it is possible that Cricket Communications may itself, at some point in the future, determine to become more involved in the direct operation of its retail stores and move away from an authorized distributor business model or modify its existing model by changing the compensation structure to dealers or by increasing the number of dealer locations and thus reduce traffic to existing locations.  In any such event, our ability to maintain and grow our Cricket business will be negatively impacted.

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

Since we have high volumes of cash and negotiable instruments at our stores and inventory volumes at our Cricket stores, we believe that daily monitoring, unannounced audits and immediate responses to irregularities are critical to security and play an important role in our internal controls.  Our regional managers and corporate staff perform unannounced store audits and cash counts at our stores as well as random inventory counts of cellular phones and accessories.  We self-insure for employee theft and dishonesty at the store level.

EMPLOYEES

At December 31, 2010, we had approximately 205 employees, consisting of 190 store personnel (112 of whom were employed at payday loan stores and 78 of which were employed at Cricket retail stores),   11 corporate office employees and four corporate office managers.  We believe our relationship with our employees is good, and we have not suffered any work stoppages or labor disputes.  We do not have any employees that operate under collective-bargaining agreements.

CORPORATE INFORMATION

General

Our principal offices are located at 11550 “I” Street, Suite 150, Omaha, Nebraska 68137, and our telephone number at that office is (402) 551-8888.

Western Capital Resources, Inc. was originally incorporated and organized as a Minnesota corporation under the name URON Inc. in November 2001.  From its incorporation until August 2006, URON was wholly owned by Multiband Corporation, a Minnesota corporation.  Multiband spun off URON to Multiband’s shareholders in August 2006 and caused URON to become a public reporting corporation as part of the spinoff process.  URON’s principal business was the provision of dial-up internet service to residential and commercial customers, principally in the midwestern United States, Texas, South Carolina and Florida.  In December 2007, URON and Wyoming Financial Lenders, Inc., a Wyoming corporation, engaged in a merger transaction which caused URON to acquire the payday lending business we currently operate through Wyoming Financial Lenders.  In July 2008, and in connection with the December 2007 merger,  we changed our corporate name from URON Inc. to “Western Capital Resources, Inc.”

The Company’s year ends December 31, 2010.  Neither the Company nor any of its predecessors have been in bankruptcy, receivership or any similar proceeding.

RECENT DEVELOPMENTS

Credit Facilities

On January 4, 2010, Wyoming Financial Lenders, Inc., executed an amended Business Loan Agreement and associated Promissory Note with Banco Popular North America (with an effective date of October 30, 2009) refinancing a then-existing line of credit with Banco Popular.  At that time, Western Capital Resources and Banco Popular also entered into a new Commercial Pledge Agreement pursuant to which Western Capital Resources pledged its share ownership in Wyoming Financial Lenders and substantially all of its other assets to Banco Popular as collateral security for the obligations of Wyoming Financial Lenders under the amended Business Loan Agreement and Promissory Note.

On April 2, 2010, Wyoming Financial Lenders refinanced its credit facility with Banco Popular.  On that date, WERCS, the former holder of the Company’s Series A Convertible Preferred Stock, satisfied all of Wyoming Financial Lenders’ obligations to Banco Popular and entered into a Business Loan Agreement and associated $2,000,000 promissory note with Wyoming Financial Lenders.  The loan from WERCS extinguished the $1,637,341 that Wyoming Financial Lenders then owed to Banco Popular and the remaining $362,659 of loan proceeds were used for general working capital.  The Business Loan Agreement and associated promissory note contained terms that were substantially similar to those contained in the loan documents with Banco Popular.  To secure the obligations of Wyoming Financial Lenders under the new Business Loan Agreement and promissory note, the Company entered into (i) a Commercial Pledge Agreement with WERCS pursuant to which the Company pledged its share ownership in Wyoming Financial Lenders, and (ii) a Commercial Security Agreement pursuant to which the Company granted WERCS a security interest in substantially all of the Company’s assets.  The Company also entered into a Commercial Guaranty relating to the repayment of Wyoming Financial Lenders’ obligations under the Business Loan Agreement and promissory note.  The payment terms under the promissory note required Wyoming Financial Lenders to make monthly payments of accrued interest only for 11 months, followed by an April 1, 2011 balloon payment of any remaining accrued but unpaid interest and all $2,000,000 of principal under the promissory note.  Interest accrues on the unpaid principal balance of the promissory note at the rate of 12.0% per annum.

On January 26, 2011, the Company and Wyoming Financial Lenders, Inc. entered into a Loan Extension Agreement with WERCS. The Loan Extension Agreement extends the maturity date for the payment of all obligations under the Business Loan Agreement to April 1, 2012.  In connection with the extension agreement, the Company made a principal payment of $1,000,000.

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

There are nearly always bills pending in various states to alter the current laws governing payday lending.  Any of these bills, or future proposed legislation or regulations prohibiting payday loans or making them less profitable, could be passed in any state at any time, or existing laws permitting payday lending could expire.

For example, recent legislation has been passed in Colorado, Wisconsin and Montana that restricts certain payday lending practices.  In particular,

•
During 2010, Colorado House Bill 10-1351 was passed into law   effective August 11, 2010,  by changing the single payment advance (with no minimum term) into a single or multiple payment loan with a minimum six-month term.  It also limited the amount and type of fees that can be charged on these loans, effectively reducing by one-half the fees that can be charged, and when the fees may be realized.  At present, the Company continues to operate its sole store in Colorado while the impact to profitability of this new law is being assessed.  In 2010, 1.42% of our Payday division revenues were generated in Colorado.

•
In Wisconsin, new legislation effective January 1, 2011 will limit payday loans to the lesser of $1,500 or 35% of the applicant’s monthly income, and permit borrowers to cancel loans within 24 hours and roll their loans over only one time.  In addition, payday lenders will be required to offer a 60-day, interest free, payment plan to consumers upon maturity of their payday loans.  The Company is still assessing the impact of these new Wisconsin laws. Our preliminary projections indicate the changes could reduce revenue in the state by 30% - 40%.  In 2010, 6.17% of our Payday division revenues were generated in Wisconsin.

•
Finally, on November 2, 2010, voters in Montana passed Petition Initiative I-164.  Effective January 1, 2011, Petition Initiative I-164 will cap fees on payday loans at an imputed interest rate of 36%.  The Company discontinued its operations and closed all four stores in Montana due to this law change.  In 2010,  3.87% of the Company’s Payday division revenues were generated in Montana.

In addition, legislation banning payday loans was introduced in Nebraska in 2008 but eventually was dropped.  Nevertheless, since we derive approximately 27.55% of our payday revenues in Nebraska, the passage of any such legislation in Nebraska would have a highly material and negative effect on our business.

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

Any adverse change in present laws or regulations, or their interpretation, in one or more such states (or an aggregation of states in which we conduct a significant amount of business) could result in our curtailment or cessation of operations in such jurisdictions.  Any such action could have a corresponding highly material and negative impact on our results of operations and financial condition, primarily through a material decrease in revenues, and could also negatively affect our general business prospects as well if we are unable to effectively replace such revenues in a timely and efficient manner.

Our business is subject to complex federal laws and regulations governing lending practices, and changes in such laws and regulations could negatively affect our business.

Although states provide the primary regulatory framework under which we offer payday loans, certain federal laws also affect our business.  For example, because payday loans are viewed as extensions of credit, we must comply with the federal Truth-in-Lending Act and Regulation Z under that Act.  Additionally, we are subject to the Equal Credit Opportunity Act, the Gramm-Leach-Bliley Act and certain other federal laws.  Additionally, anti-payday loan legislation has occasionally been introduced in the U.S. Congress.  For example:

•
2006 legislation limits the interest rate and fees that may be charged on any loans, including payday loans, to any person in the military to the equivalent of 36% per annum.  The military lending prohibition became effective on October 1, 2007.

•
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

We anticipate that we will continue to experience growth in our income and expenses for the foreseeable future and that our operating expenses will be a material use of cash resources.  Presently, we believe we have cash sufficient to maintain operations through April 1, 2012 when a balloon payment for any remaining accrued but unpaid interest and all $1,000,000 of principal under our promissory note to WERCS is due.  In the event that our income does not meet our expectations, we may sooner require additional financing for working capital.  In addition, if we determine to grow our business through acquisitions, any acquisitions we consummate will likely involve outside financing.  Any additional financing, for whatever purpose and for whatever reason, may dilute our existing shareholders.

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

A significant portion of our assets consists of goodwill and other intangible assets.

As of December 31, 2010, 57% of our assets consisted of goodwill and other intangible assets. Under generally accepted accounting principles, the carrying value of goodwill is subject to periodic review and testing to determine if it is impaired.  The value of our assets will depend on market conditions, regulatory environment, the availability of buyers and similar factors. While the value of these assets is based on management projections and assumptions and is determined by using the discounted cash flow method for purposes of our impairment testing, those values may differ from what could ultimately be realized by us in a sales transaction or otherwise and that difference, while not affecting cash flow, could have a material adverse impact on our operating results and financial position.

The concentration of our revenues in certain states could adversely affect us.

We currently provide payday lending services in nine states.  For the year ended December 31, 2010, revenues from our locations in Nebraska represented approximately 28% of our total payday revenues.  For the foreseeable future, we expect that a material and significant portion of our revenues will continue to be generated in Nebraska.  We operate Cricket stores in eight states.  For the year ended December 31, 2010, revenues from our Missouri and Indiana stores represented approximately 31% and 28% of our total Cricket revenues, respectively.  As a result, changes to prevailing economic, demographic, competitive, regulatory or any other conditions, including the legislative, regulatory or litigation risks mentioned above, in the markets in which we operate, and in Nebraska and Missouri in particular, could lead to a reduction in demand for our services and result in a decline in our revenues or an increase in our provision for doubtful accounts, or even an outright legal prohibition on the conduct of our business.  Any of these outcomes could in turn result in a material and swift deterioration of our financial condition principally by impairing our revenues and affecting our ability to obtain financing and operating liquidity, our operating results and our business prospects (again, principally by reducing our revenues and impairing our ability to grow our business).

A default under our borrowing arrangement   with WERCS could require us to seek financing on a short-term basis that may be disadvantageous to the Company.

On April 2, 2010, we refinanced our outstanding credit facility.    The Business Loan Agreement and associated promissory note contains   certain loan covenants.  Failure to comply with the covenants may result in the creditor’s calling of the note.  The Company entered into (i) a Commercial Pledge Agreement with WERCS pursuant to which the Company pledged its share ownership in Wyoming Financial Lenders, and (ii) a Commercial Security Agreement pursuant to which the Company granted WERCS a security interest in substantially all of the Company’s assets.  The Company also entered into a Commercial Guaranty relating to the repayment of Wyoming Financial Lenders’ obligations under the Business Loan Agreement and promissory note.  If we are unable to comply with the required interest-only payments or covenants, we may need to seek additional financing with unfavorable terms.

Unpredictability in financing markets could impair our ability to grow our business through acquisitions.

We anticipate that opportunities to acquire similar businesses will materially depend on the availability of financing alternatives with acceptable terms.  As a result, poor credit and other market conditions or uncertainty in the financing markets or the payday lending business in particular could materially limit our ability to grow through acquisitions since such conditions and uncertainty make obtaining financing more difficult.

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

Our future success depends to a significant degree upon the members of our executive management, particularly John Quandahl, who is our Chief Executive Officer and interim Chief Financial Officer.  Accordingly, the loss of these services would likely materially and adversely affect our business.  The Company has an employment agreement with Mr. Quandahl effective through March 31, 2013.  Nevertheless, we cannot be certain that Mr. Quandahl will continue providing services to us for any particular period of time.  Our continued growth will also depend upon our ability to attract and retain additional skilled management personnel.  Competition for highly skilled and experienced management is intense and likely to continue and increase.  To the extent that we are unable to attract and retain the talent required for our business, our operating results could suffer.

We lack product and business diversification with a customer base primarily in urban areas, which creates a risk that our future revenues and earnings will be susceptible to fluctuations.

Our primary payday business activity is offering and servicing payday loans.  We also provide certain related and other services, such as check cashing, money transfers and money orders. The payday segment accounted for approximately 65% of our total revenues in 2010.  Our Cricket retail segment accounted for approximately 35% of our total revenues in 2010.  If we are unable to further diversify our business products and services and expand our customer-base outside of the urban areas, we may experience fluctuations in our revenues and earnings, which may be significant, relating to our payday lending business and wireless cellular sales.  Such fluctuations could result from legal or regulatory changes in one or more jurisdictions, changes in economic conditions in the jurisdictions where we provide services, or result from other risks or adverse events befalling us.  Our susceptibility to fluctuations or the actual happening of significant fluctuations in our revenues or earnings could cause our Company to be perceived as a less stable and therefore less attractive investment in general, which would likely negatively affect the market price of our common stock and our ability to obtain additional financing an acceptable terms.

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

We face significant competition in our industry. We currently compete with resellers of our size including US Cellular and Metro PCS. We also compete with the four national wireless service providers: AT&T, Sprint Nextel, T-Mobile and Verizon Wireless and with Walmart’s recent rollout of their Straight Talk plan. Our ability to compete effectively will depend on, among other things, the pricing of Cricket services and equipment, the quality of our customer service, the reach and quality of our sales and distribution channels and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industry, including new technologies and business models, changes in consumer preferences, demographic trends and economic conditions. Finally, as a Cricket reseller, we are dependent upon pricing and channel strategies established by Leap Wireless.

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

General economic conditions affect our loan losses, and accordingly, our results of operations could be adversely affected by a general economic slowdown or other negative economic conditions such as high unemployment.

Provision for loan losses, net of recoveries, is one of our largest operating expenses, constituting approximately 7% of total revenues for the fiscal year ended December 31, 2010, with payday loan losses comprising most of the losses.  At the end of each month, management considers recent collection history to develop expected loss rates, which are used to establish the allowance for loan losses.  Any changes in economic factors that adversely affect our customers, such as an economic downturn or high unemployment, could result in higher loan loss experiences than anticipated, which could in turn adversely affect our loan charge-offs and operating results.

If estimates of our loan losses are not adequate to absorb actual losses, our financial condition and results of operations may be adversely affected.

We maintain an allowance for loan losses at levels to cover the estimated incurred losses in the collection of our loan portfolio outstanding at the end of each applicable period.  At the end of each period, management considers recent collection history to develop expected loss rates, which are used to establish the allowance for loan losses.  Our allowance for loan losses was $1.16 million on December 31, 2010.  Our allowance for loan losses is an estimate, and if actual loan losses are materially greater than our allowance for losses, our financial condition and results of operations could be adversely affected.

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

Our controlling shareholder possesses controlling voting power with respect to our common stock and voting preferred stock, which will limit  your influence on corporate matters.

Our controlling shareholder, WCR, LLC, has beneficial ownership of 10,791,250 shares (9,700,000 of which are issuable upon conversion of Series A Convertible Preferred Stock).  WCR’s beneficial ownership amounts to 61.9% of our common stock.  As a result, WCR has the ability to outrightly control our management and affairs through the election and removal of our entire Board of Directors and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets.  This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders.  Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

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

Trading of our common stock is conducted on the OTC Markets (OTCQB: WCRS).  This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us and our common stock.  This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

In addition, there has typically been very little trading activity in our common stock.  During 2010, the average daily trading volume (as reported by Yahoo Finance) was approximately 12,000 shares with the 52-week trading prices ranging from $0.02 to $0.30 per share.  The trade volume was as low as 3,000 shares for the entire month of September 2010.  The small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose.  Furthermore, small trading volumes generally depress market prices.  As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

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

We pay dividends to the holders of our Series A Convertible Preferred Stock, each share of which carries a $2.10 stated value.  There are 10 million shares of Series A Convertible Preferred Stock outstanding.  Our Series A Convertible Preferred Stock entitles its holders to (i) a cumulative 10% dividend, compounded and payable on a quarterly basis; (ii) in the event of a liquidation or dissolution of the Company, a preference in the amount of all accrued but unpaid dividends plus the stated value of such shares, before any payment shall be made or any assets distributed to the holders of any junior securities; (iii) convert their preferred shares into our common stock on a share-for-share basis, subject to adjustment; and (iv) vote their preferred shares on an as-if-converted basis.

We have the right to redeem some or all such preferred shares, at any time upon 60 days’ advance notice, at a per-share price of $3.50 plus accrued but unpaid dividends.  Holders of Series A Convertible Preferred Stock have no preemptive or cumulative-voting rights.

We do not anticipate that we will pay any dividends for the foreseeable future on our common stock.  Accordingly, any return on an investment in us will be realized only when you sell shares of our common stock.  When legally permitted, we expect to pay dividends to our preferred stockholders.

ITEM 1B	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2	PROPERTIES

Our headquarters is in Omaha, Nebraska.  There, we have a 2,440-square-foot space, with additional space available, which is sufficient for our projected near-term future growth.  The monthly lease amount is currently $2,751 under a month-to-month lease.  The corporate phone number is (402) 551-8888.

As of the date of this report, we have 51 payday store locations.  Our payday store locations typically range in size from 1,000 square feet to 2,000 square feet, and have varying lease terms (none of which, however, have remaining terms of more than five years).  As of the date of this report, we have payday lending stores in the following cities:

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
•     North Platte, Nebraska
•     Omaha, Nebraska (seven locations)
•     Bismarck, North Dakota (two locations)
•     Grand Forks, North Dakota (three locations)
•     Fargo, North Dakota (four locations)
•     Minot, North Dakota

•     Aberdeen, South Dakota
•     Rapid City, South Dakota
•     Sioux Falls, South Dakota
•     Watertown, South Dakota
•     Salt Lake City, Utah
•     Sandy, Utah
•     Taylorsville, Utah
•     West Jordan, Utah
•     Kenosha, Wisconsin
•     Pleasant Prairie, Wisconsin
•     Racine, Wisconsin (two locations)
•     Casper, Wyoming (two locations)
•     Gillette, Wyoming
•     Laramie, Wyoming
•     Sheridan, Wyoming
•     Rock Springs, Wyoming

As of the date of this report, we have 31 Cricket store locations.  Our Cricket store locations typically range in size from 1,000 square feet to 2,000 square feet, and have varying lease terms (none of which, however, have remaining terms of more than five years).  As of the date of this report, we have Cricket retail stores in the following cities:

•     Cahokia, Illinois
•     Elkhart, Indiana
•     Gary, Indiana (two locations)
•     Merrillville, Indiana
•     Mishawaka, Indiana
•     South Bend, Indiana (two locations)
•     Griffith, Indiana
•     Council Bluffs, Iowa
•     Kansas City, Kansas (two locations)

•     Baltimore, Maryland
•     Ballwin, Missouri
•     Kansas City, Missouri (four locations)
•     St. Louis, Missouri (three locations)
•     Wellston, Missouri
•     Lincoln, Nebraska
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

On March 26, 2010, the Company and all of the then-current members of its Board of Directors, among others, were sued by our former Chief Financial Officer and another former member of management, Messrs. Steven Staehr and David Stueve, respectively.  In that lawsuit, the plaintiffs have alleged, among other things, that our Board of Directors breached certain of their fiduciary duties primarily in connection with the sale by WERCS of its capital stock in the Company to WCR, LLC.  The complaint seeks injunctive and declaratory relief and unspecified money damages.  The Company believes the claims are without merit.  While we are unable to predict the ultimate outcome of these claims and proceedings, management currently believes there is not a reasonable possibility that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.  After the filing of the lawsuit, the Company removed the lawsuit to federal court and the plaintiffs sought to remand the case back to state court.  On October 26, 2010, the plaintiffs’ motion to remand the case to state court was denied by the federal court.  The Company has filed a motion to dismiss the lawsuit, and was required to resubmit such motion based on certain amendments the plaintiffs made to their complaint.  The Company’s motion to dismiss is currently being considered by the federal court.

ITEM 4	RESERVED

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

Our common stock is listed for trading on the OTC Markets’ middle tier for over-the-counter stock quotation, the “OTCQB,” under the symbol “WCRS.”  The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.  The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2010 and 2009.  The Company’s common shares did not begin trading on the OTC Bulletin Board until February 2007.  These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.  Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.   On or about March 1, 2010, our common stock ceased being quoted on the OTCBB (a quotation service administered by FINRA) and began being quoted on the OTCQB, which is the OTC Markets’ middle-tier over-the-counter quotation platform.  OTC Markets is the entity formerly known as “The Pink Sheets.”

Market Price (high/low)
For the Fiscal Year	2010	2009
First Quarter	$0.30 – 0.08	$2.20 – 0.25
Second Quarter	$0.18 – 0.02	$2.00 – 0.30
Third Quarter	$0.08 – 0.02	$2.00 – 0.22
Fourth Quarter	$0.19 – 0.02	$0.80 – 0.08

HOLDERS

As of the date of this report, we had 7,446,007 shares of common stock outstanding held by approximately 520 holders of record.

DIVIDENDS

Holders of our common stock are entitled to share pro rata in dividends and distributions with respect to the common stock when, as and if declared by our Board of Directors out of funds legally available therefore.  We have not paid any dividends on our common stock and intend to retain earnings, if any, to finance the development and expansion of our business.  In addition, we must first pay preferred dividends on its Series A Convertible Preferred Stock as described under the caption “Description of Equity Securities” below.  The current dividend payable to the holders of Series A Convertible Preferred Stock aggregates to $525,000 on a quarterly basis.  Other than with respect to shares of Series A Convertible Preferred Stock, future dividend policy is subject to the sole discretion of our Board of Directors and will depend upon a number of factors, including future earnings, capital requirements and our financial condition.  As of the date of this report, the Company had an outstanding accrued but unpaid and cumulated dividends on its Series A Convertible Preferred Stock aggregating to $1,975,000.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The table below sets forth certain information, as of the close of business on December 31, 2010, regarding equity compensation plans (including individual compensation arrangements) under which securities of Western Capital were then authorized for issuance.

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

(1)
In January 2008, our Board of Directors adopted the 2008 Stock Incentive Plan which permits the issuance of various incentives, including options or similar rights to purchase or acquire up to 2,000,000 shares of common stock.  As of the date of this report, no incentives have been issued under such plan. We are not required by applicable state law or the listing standards of any self-regulatory organization or quotation service (e.g., the OTC Markets, NASD, AMEX or NYSE) to obtain the approval of its security holders prior to issuing any such compensatory options, warrants or other rights to purchase securities of the Company.

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

OVERVIEW

We provide (through Wyoming Financial Lenders, Inc.) retail financial services to individuals primarily in the midwestern and southwestern United States.  These services include non-recourse cash advance loans, check cashing and other money services, including title loans.  At the close of business on December 31, 2010 and as of the date of this report, we owned and operated 51 stores in nine states, including Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming.

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

In October 2008, we began operating Cricket Wireless retail stores as an authorized dealer of Cricket Wireless products and services.  Authorized dealers are permitted to sell the Cricket line and generally locate their store operations in areas with a strong potential customer base where Cricket does not maintain a corporate storefront.  Our storefronts are generally within the urban core or surrounding areas of a community.  We are an authorized premier Cricket dealer, and as such, we are only permitted to sell the Cricket line of prepaid cellular phones at our Cricket retail stores.  In addition, each store we operate must resemble a Cricket corporate store.  Once we identify an area to locate a new store, we contact Cricket Wireless to obtain approval.   Once Cricket Wireless approves our recommended location, we establish the storefront.  Cricket Wireless provides assistance with exterior signage cost, marketing funds for the launch and premier kits for display.  At the close of business on December 31, 2010, we owned and operated 31 Cricket wireless retail stores in eight states, including Illinois, Indiana, Iowa, Kansas, Maryland, Missouri, Nebraska and Texas.

Our expenses primarily relate to the operations of our various stores.  The most significant expenses include salaries and benefits for our store employees, phones and accessories, provisions for payday loan losses and occupancy expenses for our leased real estate.  Our other significant expenses are general and administrative, which includes compensation of employees, professional fees for accounting, audit and legal services, and management / consulting fees.

With respect to our cost structure, salaries and benefits are one of our largest costs and are driven primarily by the number of storefronts operated throughout the year and seasonal fluctuation in sales volumes.  Occupancy costs and phone and accessory cost of sales make up our second and third largest expense items, respectively.  Our provision for losses is also a significant expense.  We have experienced seasonality in our operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

We evaluate our stores based on revenue growth, gross profit contributions and loss ratio (which, for the payday segment, is losses as a percentage of revenues), with consideration given to the length of time the storefront has been open and its geographic location.  We evaluate changes in comparable storefront financial and other measures on a routine basis to assess operating efficiency.  We define comparable storefronts as those that are open during the full periods for which a comparison is being made.  For example, comparable storefronts for the annual analysis we undertook as of December 31, 2010 have been open at least 24 months on that date.  We monitor newer storefronts for their progress toward profitability and rate of loan growth or units sold.

Revenues decreased to $17.98 million in 2010 from $18.31 million in 2009.  Payday loan revenues totaled $10.61 million in 2010 compared to $10.70 million in 2009.  Revenues from our Cricket phone sales decreased in 2010 to $4.10 million compared to $5.29 million during 2009.  Store salaries and benefits expense was $4.57 million in 2010 compared to $5.58 million in 2009, a decrease that resulted mainly from the closing payday loan and Cricket cellular retail storefronts in 2010 and realignment of some store management to corporate management.  Our 2010 phone and accessories cost of sales was $1.71 million compared to $2.16 million in 2009.  The decrease in our Cricket Wireless segment revenues had a corresponding downward impact to our costs of sales.   Income from stores increased to $5.08 million in 2010 compared to $3.54 million in 2009.  Primarily as a result of these factors, net income increased to $1.35 million in 2010 from net income of $.77 million in 2009.

We have 10,000,000 shares of Series A Convertible Preferred Stock (10% cumulative dividends, $0.01 par value, $2.10 stated value) authorized, issued and outstanding.  One-fourth of the $2.1 million annual preferred dividend accrues each quarter, whether paid or not.  Our Board of Directors votes to approve payment of dividends when appropriate and as permitted by Minnesota law.  The dividend can be paid either in cash or in shares of our common stock at the discretion of the preferred shareholder.  This preferred dividend is included in the net income or loss available to common shareholders.  As a result, we had a net loss available to common shareholders in 2010 and 2009.

Our obligation to pay preferred dividends significantly impacts our cash flow and our ability to grow through acquisitions, which is the most significant way in which we expect to grow.  For instance, our use of cash in satisfaction of the dividend-payment obligations prevents us from using that cash as part of acquisition transactions.  The present condition of the credit markets also makes it difficult for us to surmount this obstacle through borrowing.  In addition, our use of cash in satisfaction of the dividend-payment obligations requires us to manage our cash in ways that we will ensure the availability of cash for lending to our payday loan customers during the fall and winter months, which is typically the busiest time of year for payday lending.

The preferred dividend obligation also significantly affects our net income available to common shareholders.  For example, absent the 2010 preferred dividend of $2.1 million, our net income available to common shareholders  would have been approximately $1.35 million.  For this reason, we are continuing to explore ways in which we may be able to retire or redeem the Series A Convertible Preferred Stock.  It is difficult for us to forecast what success, if any, we may have in this endeavor since the preferred stockholders are not obligated to surrender their shares, exchange them, or engage in any sort of recapitalization transaction.

The growth of the payday loan industry has followed, and continues to be significantly affected by, payday lending legislation and regulation in the various states and nationally.  We actively monitor and evaluate legislative and regulatory initiatives in each of the states and nationally, and are involved with the efforts of the various industry lobbying efforts.  To the extent that states enact legislation or regulations that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business could be adversely affected.  In Nebraska, legislation was introduced in 2008 (but did not advance) to ban all cash advance or payday loans in Nebraska.  Despite the defeat of this legislation, since we derived approximately 27.55% of our 2010 total payday segment revenues in Nebraska, any subsequent attempts to pass similar legislation in Nebraska, or other legislation that would restrict our ability to make cash advance loans in Nebraska, would pose significant risks to our business.

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

RESULTS OF OPERATIONS:
YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

For the year ended December 31, 2010, net income was $1.35 million compared to a net income of $.77 million in 2009.  Income from continuing operations before income taxes was $2.10 million in 2010 compared to $1.24 million in 2009.  The major components of each of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense are discussed below.

Revenues

Revenues totaled $17.98 million in 2010 compared to $18.31 million in 2009, a decrease of $.33 million or 1.80%. The decrease in total revenues resulted primarily from the following factors impacting the Cricket Wireless division: a reduction in the number of phone and modem units sold, which can be attributed to elevated sales in 2009 as Cricket rolled out new markets, a lower average selling price per unit under Cricket’s new pricing structure which took effect in all markets on August 3, 2010; and the closing of some Cricket storefronts.  These factors have the effect of decreasing the average per-unit selling price and gross revenues.  This was partially offset by an increase in fees generated from accepting Cricket service payments.  This trend is expected to partially reverse due to another recent change to Cricket’s compensation structure for dealers.   We originated approximately $71.88 million in payday loans during 2010 compared to $73.16 million in payday loans during the prior year. The average loan (including fee) totaled $367 in 2010 versus $368 in the prior year. Our average fee for 2010 was $54 compared to $52 for 2009. We closed four payday storefronts in Montana late in the fourth quarter of 2010 because of recent state legislation. Revenues from Cricket phone sales totaled $4.09 million in 2010 compared to $5.29 million in 2009.  Cricket payment fee revenue totaled $1.42 million in 2010 compared to $.49 million in 2009.  We had 37 Cricket retail storefronts open and operating during at least some part of fiscal 2010 compared to 43 storefronts during fiscal 2009.  During 2010, we added four Cricket storefronts and closed six.  Other revenues, including check cashing, title loans, service change fees and other sources, totaled $1.12 million and $1.01 million for 2010 and 2009, respectively.

The following table summarizes revenues:

	Year Ended December 31,		Year Ended December 31,
	2010	2009	2010	2009
			(percentage of revenues)
Payday loan fees	$10,607,136	$10,700,842	59.0%	58.5%
Phones and accessories	4,094,049	5,289,537	22.8%	28.9%
Payment processing fees	1,418,377	494,074	7.9%	2.7%
Check cashing fees	739,733	813,174	4.1%	4.4%
Other income and fees	1,119,152	1,011,974	6.2%	5.5%
Total	$17,978,447	$18,309,601	100%	100%

We expect that our sources of revenue for 2011 may continue to diversify as we continue to improve and increase sales in our Cricket retail operations and look to open new Cricket retail storefronts.

Store Expenses

Total expenses associated with store operations for 2010 were $12.90 million compared to $14.77 million for 2009, a decrease of $1.87 million or 12.7%. The major components of these expenses are salaries and benefits for our store employees, provision for loan losses, costs of sales for phones and accessories, occupancy costs primarily relating to our store leaseholds, advertising expenses, depreciation of store equipment, amortization of intangible assets and other expenses associated with store operations.

Overall, our most significant decreases in store expenses from 2010 to 2009 related to salaries and benefits for our store employees, the provision for loan losses, and phones and accessories. Our most significant increase in store expenses over that same period relates to our costs of occupancy. A discussion and analysis of the various components of our store expenses appears below.

Salaries and Benefits. Payroll and related costs at the store level were $4.57 million in 2010 compared to $5.58 million in 2009, a decrease of $1.01.  This decrease is a result of a decrease in the number of storefronts operating throughout the year and from our realignment of employee duties from store to general and administrative. We believe this realignment will provide better oversight and management of storefronts from one centralized point while also reducing costs.  As a result of this realignment and fewer Cricket and payday retail storefronts in 2010 compared to 2009, we expect that salaries and benefits for 2011 will decrease baring significant expansion into new markets or additional new storefronts.

Provisions for Loan Losses. Our provision for losses for 2010 totaled $1.28 million and $1.55 million for 2009. Our provision for loan losses as a percentage of loan fee revenue was 12.1% during 2010 versus 14.5% during 2009. The more favorable loss ratio year-to-year reflects our focused collection efforts in 2010. Due to our inability to foretell the speed and scope of the current economic recovery, we believe there are currently uncertainties in what loan losses for 2011 may be.

Phone and Accessories Cost of Sales.  The decrease in our Cricket Wireless phone and accessory revenues resulted in corresponding decrease in costs of sales.  For the year ended December 31, 2010, our costs of sales were $1.71 million compared to $2.16 million in 2009.

Occupancy Costs. Occupancy expenses, consisting primarily of store leases were $1.85 million during 2010 compared to $1.68 million in 2009, an increase of $.17 million primarily resulting from a higher number of storefront days (number of storefronts times days leased for year) in 2010 compared to 2009 when many Cricket storefronts were open only part of the year.  Occupancy expenses as a percentage of revenues increased from 9.2% in 2009 to 10.3% in 2010, primarily due to the higher occupancy expense to revenue percentage in our Cricket stores.

Advertising.  Advertising and marketing related expense was $.36 million in 2010 compared to $.45 million in 2009. We believe that our advertising expenses in 2011 may increase slightly over those in 2010, mainly as a result of the need to increase advertisement of our Cricket wireless cellular segment.

Depreciation. Depreciation increased by $.01 million in 2010 due to depreciation associated with capital expenditures for stores. Depreciation was $.28 million for 2010 and $.27 million for 2009.

Amortization of Intangible Assets. Amortization of the customer relationship and other intangible assets was $.52 million for 2010 and $.69 million for 2009.

Other Store Expenses. Other store expenses decreased from $2.38 million in 2009 to $2.33 million in 2010. Other store expenses include bank fees, collection costs, repair and maintenance, supplies, telephone, utilities and network lines, and others.  The decrease in these expenses during 2010 was due to reduced supplies and telephone expense that was partially offset by an increase in utility costs.

General and Administrative Expenses

Total general and administrative costs for 2010 were $2.98 million compared to $2.30 million for 2009. The major components of these costs for 2010 are salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses.

Salaries and Benefits. Salaries and benefits expenses for 2010 were $1.53 million compared to $.84 million for 2009, with the increase being mainly attributed to realignment of management from storefronts to the corporate infrastructure. The Company expects that during 2011 salaries and benefits expenses associated with executive management and corporate headquarters will increase from their 2010 levels due to the realignment being in effect for the entire 2011 year.

Interest Expense. The Company had $.41 million of interest expense in 2010 compared to $.35 million in 2009.

Other General and Administrative Expenses. Other general and administrative expenses, such as professional fees, management / consulting fees, utilities, office supplies, and other minor costs associated with corporate headquarters activities were $1.03 million in 2010 compared to $1.09 million during 2009.   The decrease in these expenses is mainly attributable to a decrease in nonrecurring professional fees which is partially offset by management / consulting fees we began incurring during 2010.  Management expects management / consulting fees to increase since these services will be provided for all 12 months in 2011.

Total Operating Expenses

Total operating expenses for 2010 and 2009 were $15.88 million and$17.07 million, respectively.  We anticipate our total operating expenses in 2011 to slightly decrease compared to 2010 with the closing of four payday storefronts and two Cricket Wireless retail storefronts.

Income Tax Expense

Income tax expense on continuing operations increased to $.75 million in 2010 compared to $.47 million in 2009 for an effective rate of 35.8% and 37.9%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows:

	Year Ended December 31,
	2010	2009

Cash flows provided (used) by :
Operating activities	$2,743,235	$2,386,400
Investing activities	(103,964)	(2,670,928)
Financing activities	(2,073,447)	(1,547,457)
Net increase (decrease) in cash	565,824	(1,831,985)
Cash, beginning of period	1,526,562	3,358,547
Cash, end of period	$2,092,386	$1,526,562

At December 31, 2010, we had cash of $2.09 million compared to cash of $1.53 million on December 31, 2009.  The increase results mainly from an increase in cash provided by operating additional storefronts throughout fiscal 2010 compared to fiscal 2009, offset by the purchase of related property and equipment, interest and principal payments on our notes payable, and payment of our preferred stock dividend.  For 2011, we believe that our available cash, combined with expected cash flows from operations, will be sufficient to fund our liquidity and capital expenditure requirements through March of 2012.  Our expected short-term uses of cash include the reduction in accruals related to operations, scheduled principal and interest payments on long-term debts, repayment of $1,000,000 of short-term debt, and capital expenditures.

Credit Facilities

On January 4, 2010, Wyoming Financial Lenders, Inc., executed an amended Business Loan Agreement and associated Promissory Note with Banco Popular North America (with an effective date of October 30, 2009) refinancing a then-existing line of credit with Banco Popular.  At that time, Western Capital Resources and Banco Popular also entered into a (new) Commercial Pledge Agreement pursuant to which Western Capital Resources pledged its share ownership in Wyoming Financial Lenders and substantially all of its other assets to Banco Popular as collateral security for the obligations of Wyoming Financial Lenders under the amended Business Loan Agreement and Promissory Note.

On April 2, 2010, Wyoming Financial Lenders refinanced its credit facility with Banco Popular.  On that date, WERCS, the former holder of the Company’s Series A Convertible Preferred Stock, satisfied all of Wyoming Financial Lender’s financial obligations to Banco Popular and entered into a Business Loan Agreement and associated $2,000,000 promissory note with Wyoming Financial Lenders.  The loan from WERCS extinguished the $1,637,341 that Wyoming Financial Lenders then owed to Banco Popular and the remaining $362,659 of loan proceeds were used for general working capital.  The Business Loan Agreement and associated promissory note contained terms that were substantially similar to those contained in the loan documents with Banco Popular.  To secure the obligations of Wyoming Financial Lenders under the new Business Loan Agreement and promissory note, the Company entered into (i) a Commercial Pledge Agreement with WERCS pursuant to which the Company pledged its share ownership in Wyoming Financial Lenders, and (ii) a Commercial Security Agreement pursuant to which the Company granted WERCS a security interest in substantially all of the Company’s assets.  The Company also entered into a Commercial Guaranty relating to the repayment of Wyoming Financial Lenders’ obligations under the Business Loan Agreement and promissory note.  The payment terms under the promissory note required Wyoming Financial Lenders to make monthly payments of accrued interest only for 11 months, followed by an April 1, 2011 balloon payment of any remaining accrued but unpaid interest and all $2,000,000 of principal under the promissory note.  Interest accrues on the unpaid principal balance of the promissory note at the rate of 12.0% per annum.  On January 26, 2011, the Company and Wyoming Financial Lenders entered into a Loan Extension Agreement with WERCS.  The Loan Extension Agreement extends the maturity date for the payment of all obligations under the Business Loan Agreement to April 1, 2012.  In connection with the extension agreement, the Company made a principal payment of $1,000,000.

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

Loan Loss Allowance

We maintain a loan loss allowance for anticipated losses for our payday loans. To estimate the appropriate level of the loan loss allowance, we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current loan loss allowance is based on our net write offs, typically expressed as a percentage of loan amounts originated for the last 24 months applied against the principal balance of outstanding loans that we write off. We also periodically perform a look-back analysis on our loan loss allowance to verify the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. We are aware that as conditions change, we may also need to make additional allowances in future periods.

Included in loans receivable are payday loans that are currently due or past due and payday loans that have not been repaid. This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons. Payday loans are carried at cost less the allowance for doubtful accounts. We do not specifically reserve for any individual payday loan. We aggregate payday loans for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio. This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates. We utilize a software program to assist with the tracking of its historical portfolio statistics. As a result of the Company’s collection efforts, it historically writes off approximately 45% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximate percentages:  1 to 30 days – 45%; 31 to 60 days – 67%; 61 to 90 days – 83%; 91 to 120 days – 87%; and 121 to 180 days – 90%. All returned items are charged-off after 180 days, as collections after that date have not been significant. The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

At December 31, 2010 and 2009 our outstanding loans receivable aging was as follows:

	December 31,
	2010	2009
Current	$4,542,000	$4,700,000
1-30	276,000	265,000
31 – 60	234,000	216,000
61 – 90	209,000	238,000
91 - 120	220,000	226,000
121 – 150	227,000	232,000
151 – 180	201,000	236,000
	5,909,000	6,113,000
Allowance for losses	(1,165,000)	(1,237,000)
	$4,744,000	$4,876,000

A rollforward of our loans receivable allowance for the years ended December 31, 2010 and 2009 is as follows:

	Year Ended December 31
	2010	2009
Loans receivable allowance, beginning of year	$1,237,000	$1,413,000
Provision for loan losses charged to expense:	1,280,000	1,552,000
Charge-offs, net	(1,352,000)	(1,728,000)

Loans receivable allowance, end of year	$1,165,000	$1,237,000

Valuation of Long-lived and Intangible Assets

The Company assesses the possibility of impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors that could trigger an impairment review include significant underperformance relative to expected historical or projected future cash flows, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry events or trends. In addition, we conduct an annual goodwill impairment test as of  October 1 each year.  We assess our goodwill for impairment at the reporting unit level by applying a fair value test. This fair value test involves a two-step process. The first step is to compare the carrying value of our net assets to our fair value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of the impairment, if any.

A reporting unit is an operating segment, or under certain circumstances, a component of an operating segment that constitutes a business. Our reporting units consist of multiple state and multi-state based operations and therefore the cessation of operations in any particular state does not imply that goodwill for the relevant reporting unit will be impaired.

Due to our capital structure involving preferred stock and related cumulative preferred dividends, the market capitalization approach of valuing the reporting unit as a whole is not practical. The discounted future cash flows method is utilized in estimating value.  When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, which are limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit's goodwill over the implied fair value of that goodwill.

In determining the estimated future discounted cash flows, we consider current and projected future levels of income, as well as strategic plans, business trends, prospects, and market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated financial position and future earnings. We believe that the estimates of future cash flows and fair value determined as of October 1, 2010 are reasonable.   Changes in estimates of those cash flows and fair value, however, could affect the evaluation.  Based upon this evaluation, we concluded that the fair value exceeded the carrying value of net assets and there was no impairment.

As of December 31, 2010, we evaluated whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test. As part of this evaluation, we considered additional qualitative factors, including whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of our reporting unit. Due to various state regulatory changes, we determined that there may have been events or changes in circumstances in our Payday business that could indicate an impairment condition may have exited as of December 31, 2010. This analysis resulted in a determination that the fair value of the Payday operating unit exceeded the carrying value of its net assets, and thus would not have required any further impairment evaluation.

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

INDEX OF FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors
Western Capital Resources, Inc.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of Western Capital Resources, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Capital Resources, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Minneapolis, Minnesota

/s/ Lurie Besikof Lapidus & Company, LLP

March 25, 2011

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash	$2,092,386	$1,526,562
Loans receivable (less allowance for losses of $1,165,000 and $1,237,000)	4,743,906	4,875,870
Inventory	502,415	373,858
Prepaid expenses and other	152,736	288,145
Deferred income taxes	467,000	486,000
TOTAL CURRENT ASSETS	7,958,443	7,550,435

PROPERTY AND EQUIPMENT	824,102	1,075,715

GOODWILL	11,458,744	11,458,744

INTANGIBLE ASSETS	434,413	902,069

OTHER	95,180	107,715

TOTAL ASSETS	$20,770,882	$21,094,678

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,477,607	$1,352,989
Income tax payable	435,670	145,773
Note payable – short-term	2,000,000	1,794,372
Current portion long-term debt	769,330	165,431
Preferred dividend payable	1,450,000	1,000,000
Deferred revenue	320,021	345,826
TOTAL CURRENT LIABILITIES	6,452,628	4,804,391

LONG-TERM LIABILITIES
Note payable – long-term	905,188	2,138,162
Deferred income taxes	350,000	250,000
TOTAL LONG-TERM LIABILITIES	1,255,188	2,388,162

TOTAL LIABILITIES	7,707,816	7,192,553

SHAREHOLDERS’ EQUITY
Series A convertible preferred stock 10% cumulative dividends, $0.01 par value, $2.10 stated value. 10,000,000 shares authorized, issued and outstanding	100,000	100,000
Common stock, no par value, 240,000,000 shares authorized, 7,446,007 and 7,996,007 shares issued and outstanding.	-	-
Additional paid-in capital	18,221,777	18,478,337
Accumulated deficit	(5,258,711)	(4,676,212)
TOTAL SHAREHOLDERS’ EQUITY	13,063,066	13,902,125

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,770,882	$21,094,678

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2010	2009
REVENUES
Payday loan fees	$10,607,136	$10,700,842
Phones and accessories	4,094,049	5,289,537
Payment processing fees	1,418,377	494,074
Check cashing fees	739,733	813,174
Other income and fees	1,119,152	1,011,974
	17,978,447	18,309,601

STORE EXPENSES
Salaries and benefits	4,573,346	5,584,568
Provisions for loan losses	1,279,547	1,552,031
Phone and accessories cost of sales	1,706,160	2,159,661
Occupancy	1,852,279	1,675,951
Advertising	363,171	451,838
Depreciation	280,250	270,338
Amortization of intangible assets	517,656	687,780
Other	2,327,611	2,383,329
	12,900,020	14,765,496

INCOME FROM STORES	5,078,427	3,544,105

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	1,527,797	842,149
Depreciation	17,677	17,338
Interest expense	405,249	348,388
Other	1,026,763	1,094,548
	2,977,486	2,302,423

INCOME BEFORE INCOME TAXES	2,100,941	1,241,682

INCOME TAX EXPENSE	752,000	470,000

NET INCOME	1,348,941	771,682

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS (assumes all paid)	(2,100,000)	(2,100,000)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(751,059)	$(1,328,318)

NET LOSS PER COMMON SHARE -
Basic and diluted	$(0.10)	$(0.17)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING -
Basic and diluted	7,584,637	7,942,623

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE - December 31, 2008	10,000,000	$100,000	7,598,354	$-	$18,478,337	$(3,347,894)	$15,230,443

Warrant exercise February 2009 at a per share exercise price of $0.01	-	-	397,653	-	-	-	-
Dividends	-	-	-	-	-	(2,100,000)	(2,100,000)
Net income	-	-	-	-	-	771,682	771,682
BALANCE - December 31, 2009	10,000,000	100,000	7,996,007	-	18,478,337	(4,676,212)	13,902,125

Shares retired			(550,000)	-	(256,560)	168,560	(88,000)
Dividends	-	-	-	-	-	(2,100,000)	(2,100,000)
Net income	-	-	-	-	-	1,348,941	1,348,941
BALANCE - December 31, 2010	10,000,000	$100,000	7,446,007	$-	$18,221,777	$(5,258,711)	$13,063,066

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
OPERATING ACTIVITIES
Net Income	$1,348,941	$771,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	297,927	287,676
Amortization	517,656	687,780
Shares received for reimbursement of expenses	(88,000)	-
Deferred income taxes	119,000	258,000
Loss on disposal of property and equipment	57,650	85,517
Changes in operating assets and liabilities:
Loans receivable	131,964	28,140
Inventory	(128,557)	(189,498)
Prepaid expenses and other assets	97,944	(69,289)
Accounts payable and accrued liabilities	414,515	500,109
Deferred revenue	(25,805)	26,283
Net cash provided by operating activities	2,743,235	2,386,400

INVESTING ACTIVITIES
Purchases of property and equipment	(103,964)	(492,928)
Acquisition of stores	-	(2,178,000)
Net cash used by investing activities	(103,964)	(2,670,928)

FINANCING ACTIVITIES
Advances / (payments) on notes payable – short-term	205,628	(305,628)
Payments on notes payable – long-term	(629,075)	(141,829)
Dividends	(1,650,000)	(1,100,000)
Net cash used by financing activities	(2,073,447)	(1,547,457)

NET INCREASE (DECREASE) IN CASH	565,824	(1,831,985)

CASH
Beginning of year	1,526,562	3,358,547
End of year	$2,092,386	$1,526,562

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$343,103	$151,090
Interest paid	401,594	348,388

Noncash investing and financing activities:
Refinancing of note payable – short-term	$1,636,044	$-
Note payable offset with other receivable	-	54,578

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

Nature of Business/ Basis of Presentation

Western Capital Resources, Inc. (WCR) through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL) and PQH, Inc. (PQH), collectively referred to as the Company, provides retail financial services and retail cellular phone sales to individuals primarily in the Midwestern United States. The Company operated 51 “Payday” stores in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming) as of December 31, 2010 and 55 “Payday” stores in 2009. We closed our 4 “Payday” stores in Montana. The Company operated 31 Cricket wireless retail stores in eight states (Illinois, Indiana, Iowa, Kansas, Maryland, Missouri, Nebraska and Texas) as of December 31, 2010 and 33 Cricket wireless retail stores in seven states (Illinois, Indiana, Kansas, Maryland, Missouri, Nebraska and Texas) as of December 31, 2009. The consolidated financial statements include the accounts of WCR, WFL, and PQH. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes fees on cash advance loans on a constant-yield basis ratably over the loans’ terms. Title and installment loan fees and interest are recognized using the interest method. Installment loan origination fees are recognized as they become non-refundable and installment loan maintenance fees are recognized when earned. The Company records revenue from check cashing fees, sales of phones, and accessories and fees from all other services in the period in which the sale or service is completed.

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

Included in loans receivable are cash advance loans that are currently due or past due and cash advance loans that have not been repaid. This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons. Cash advance loans are carried at cost less the allowance for doubtful accounts. The Company does not specifically reserve for any individual cash advance loan. The Company aggregates cash advance loans for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio. This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates. The Company utilizes a software program to assist with the tracking of its historical portfolio statistics. As a result of the Company’s collection efforts, it historically writes off approximately 45% of the returned items. Based on days past the check return date, write-offs of returned items historically have tracked at the following approximately percentages: 1 to 30 days – 45%; 31 to 60 days – 67%; 61 to 90 days – 83%; 91 to 120 days – 87%; and 121 to 180 days – 90%. All returned items are charged-off after 180 days, as collections after that date have not been significant. The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

A rollforward of the Company’s loans receivable allowance for the years ended December 31, 2010 and 2009 is as follows:

	Year Ended December 31,
	2010	2009
Loans receivable allowance, beginning of year	$1,237,000	$1,413,000
Provision for loan losses charged to expense	1,280,000	1,552,000
Charge-offs, net	(1,352,000)	(1,728,000)
Loans receivable allowance, end of year	$1,165,000	$1,237,000

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

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long- Lived Assets

The Company assesses the possibility of impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant underperformance relative to expected historical or projected future cash flows, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry events or trends. In addition, we conduct an annual goodwill impairment test as of October 1 each year. We assess our goodwill for impairment at the reporting unit level by applying a fair value test. This fair value test involves a two-step process. The first step is to compare the carrying value of our net assets to our fair value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of the impairment, if any.

Due to our capital structure involving preferred stock and related cumulative preferred dividends, the market capitalization approach of valuing the reporting unit as a whole is not practical. The discounted future cash flows method is utilized in estimating value. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. There were no impairment charges recorded in 2010 or 2009.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted net loss per common share is computed by dividing the net loss available to common shareholders’ by the sum of the weighted average number of common shares outstanding plus potentially dilutive common share equivalents (convertible preferred shares) when dilutive. The 10 million shares of potentially dilutive Series A Convertible Preferred Stock outstanding at December 31, 2010 and 2009 were anti-dilutive and therefore excluded from the dilutive net loss per share computation:

	Year Ended December 31,
	2010	2009
Series A Convertible Preferred Stock	10,000,000	10,000,000

Fair Value of Financial Instruments

The amounts reported in the balance sheets for cash, loans receivable, inventory, notes payable, and accounts payable are short-term in nature and their carrying values approximate fair values.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In January 2010, the FASB issued amendments to guidance on fair value measurements and disclosures that will require inclusion of the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. An amendment related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques was also issued. The amendments were effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis, which became effective for fiscal years beginning after December 15, 2010. The Company adopted this amendment guidance with no material impact on its consolidated financial statements.

In April 2010, the FASB issued guidance on accounting for certain tax effects related to the accounting for postretirement health care plans effective on the enactment date of March 23, 2010. The Company adopted this amendment guidance with no material impact on its consolidated financial statements.

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-20 “ Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires extensive new disclosures about financing receivables, including credit risk exposures and the allowance for credit losses. For public entities, ASU 2010-20 disclosures of period-end balances are effective for interim or annual reporting periods ending on or after June 15, 2011, as updated by ASU 2011-01. Disclosures related to activity that occurs during the reporting period are required for interim and annual reporting periods beginning on or after December 15, 2010. We are assessing the impact of ASU 2010-20 on our disclosures.

In September 2006, the FASB issued new standards on fair value measurements. This standard establishes a framework for measuring fair value in generally accepted accounting principles clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurement. This standard emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. We adopted this standard at the beginning of 2009 for financial assets and liabilities and the adoption did not have a material impact on our consolidated financial statements. We adopted this standard at the beginning of 2010 for non-financial assets and liabilities and the adoption did not have a material effect on our consolidated financial statements.

2.      Acquisitions/Dispositions –

In 2009 the Company purchased the assets of various stores in separate transactions. The aggregate purchase price totaled $2,178,000.

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
$2,178,000

The results of the operations for the acquired locations have been included in the consolidated financial statements since the date of the acquisitions. The following table presents the unaudited pro forma results of operations for the year ended December 31, 2009, as if the acquisitions had been consummated at the beginning of 2009. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the 2009 or the results which may occur in the future.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2009
Pro forma revenue	$18,530,000
Pro forma net income	$785,000
Pro forma net loss per common share – basic and diluted	$(0.17)

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

Segment information related to the years ended December 31, 2010 and 2009 follows:

	For the Year Ended December 31, 2010			For the Year Ended December 31, 2009
	Payday	Cricket Wireless	Total	Payday	Cricket Wireless	Total

Revenues	$11,753,254	$6,225,193	$17,978,447	$11,756,714	$6,552,887	$18,309,601
Depreciation and amortization	$183,186	$632,397	$815,583	$285,364	$690,092	$975,456
Interest expense	$144	$405,105	$405,249	$-	$348,388	$348,388
Income tax expense (benefit)	$1,009,000	$(257,000)	$752,000	$882,000	$(412,000)	$470,000
Net Income	$1,745,791	$(396,850)	$1,348,941	$1,443,094	$(671,412)	$771,682
Total segment assets	$15,481,283	$5,289,599	$20,770,882	$15,263,935	$5,830,743	$21,094,678
Expenditures for segmented assets	$101,991	$51,973	$153,964	$88,650	$2,582,178	$2,670,828

4.         Property and Equipment –

Property and equipment consisted of the following:

	For the Year Ended December 31,
	2010	2009
Furniture and equipment	$938,535	$927,728
Leasehold improvements	705,909	735,234
Other	71,983	69,702
	1,716,427	1,732,664
Less accumulated depreciation	892,325	656,949

	$824,102	$1,075,715

Depreciation expense on all operations for the year ended December 31, 2010 and 2009 was $297,927 and $287,676, respectively.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.         Intangible Assets –

Intangible assets consisted of the follows:

	For the Year Ended December 31,
	2010	2009
Customer relationships	$4,142,912	$4,092,912
Less accumulated amortization	3,708,499	3,190,843

	$434,413	$902,069

As of December 31, 2010, estimated future amortization expense for the customer relationships is as follows:

2011	$404,000
2012	30,000
$434,000

6.         Note Payable – Short Term –

The Company’s short-term debt is as follows:

	December 31,
	2010	2009
Note payable to bank with interest at a variable rate adjusted from time to time based on changes in the 1 month Libor. The rate was based on the 1 month Libor (0.24% at December 31, 2009) plus 7.25%. The note was paid in full on April 2, 2010.	$-	$1,794,372
Note payable to WERCS with interest payable monthly at the fixed rate of 12%. The note is due April 2, 2011, is collateralized by substantially all assets of WFL and shares of stock of WFL, and contains certain financial and compliance covenants, as defined.	2,000,000	-
	$2,000,000	$1,794,372

7.         Notes Payable – Long Term –

The Company’s long-term debt is as follows:

	December 31,
	2010	2009
Note payable to a related party with interest payable monthly at 10%, due March 1, 2013 and collateralized by substantially all assets of select locations of PQH.	$770,638	$1,000,000
Note payable to a related party with interest payable monthly at 10%, due April 1, 2013 and collateralized by substantially all assets of select locations of PQH.	711,140	945,422
Note payable with interest payable monthly at 7%, amortized through January 1, 2012 and collateralized by substantially all assets of select locations of PQH.	192,740	358,171
Total	1,674,518	2,303,593
Less current maturities	(769,330)	(165,431)
	$905,188	$2,138,162

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated repayments are as follows:

2011	$769,330
2012	695,123
2013	210,065
$1,674,518

8.         Income Taxes –

The Company’s provision for income taxes is as follows:

	For the Year Ended December 31,
	2010	2009
Current:
Federal	$525,000	$178,000
State	108,000	34,000
	633,000	212,000

Deferred:
Federal	100,000	217,000
State	19,000	41,000
	119,000	258,000

	$752,000	$470,000

Deferred income tax assets (liabilities) are summarized as follows:

	For the Year Ended December 31,
	2010		2009
	Current	Non-Current	Current	Non-Current
Deferred income tax assets:
Allowance for loan receivable	$442,000	$-	$470,000	$-
Other	25,000	-	16,000	-
	467,000	-	486,000	-
Deferred income tax liabilities:
Property and equipment	-	(194,000)	-	(194,000)
Goodwill and intangible assets	-	(156,000)	-	(56,000)
	-	(350,000)	-	(250,000)

Net	$467,000	$(350,000)	$486,000	$(250,000)

Reconciliations from the statutory federal income tax rate to the effective income tax rate are as follows:

	For the Year Ended December 31,
	2010	2009
Income tax expense using the statutory federal rate	$714,000	$422,000
State income taxes, net of federal benefit	83,000	46,000
Shares received for reimbursement of expenses	(33,000)	-
Other	(12,000)	2,000

Income tax expense	$752,000	$470,000

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is the Company’s practice to recognize penalties and/or interest related to income tax matters in interest and penalties expense. As of December 31, 2010 and 2009, the Company had an immaterial amount of accrued interest and penalties.

The Company is subject to income taxes in the U.S. federal jurisdiction and various states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for the years before 2007. The Company is not currently under examination by any taxing jurisdiction.

9.         Shareholders’ Equity –

Capitalization

At December 31, 2010, the Company’s authorized capital stock consists of 250,000,000 shares of no par value capital stock. All shares have equal voting rights and are entitled to one vote per share.

Of the 250,000,000 shares of authorized capital, 240,000,000 have been designated as common stock and 10,000,000 as Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has a 10% cumulative dividend and can be converted on a share-for-share basis into common stock. The Company has the right to redeem some or all of the Series A Convertible Preferred Stock at any time, upon 60 days notice, at $3.50 per share, plus any cumulative unpaid dividends.

Stock Options and Warrants

Prior to 2007, the Company granted no stock options or stock warrants. In 2007, stock option (2007 stock options) and stock warrants were granted in connection with the merger between URON and Wyoming Financial Lenders, became immediately vested and exercisable, and had a grant date fair value of $0.54. The Company issued 400,000 new shares upon the exercise of stock warrants in 2009.

2008 Stock Incentive Plan

On February 2, 2008, the Board of Directors of the Company approved and adopted the Company’s 2008 Stock Incentive Plan, pursuant to which an aggregated of 2,000,000 shares of common stock have been reserved for issuance. No options under this plan have been granted as of December 31, 2010.

The Company had no stock options or stock warrants outstanding at December 31, 2010.

10.       Preferred Stock Dividend –

Reconciliations of the cumulative preferred stock dividend payable are as follows:

	For the Year Ended December 31,
	2010	2009
Balance due, beginning of year	$1,000,000	$-
Current year preferred dividends payable	2,100,000	2,100,000
Preferred dividends paid	(1,650,000)	(1,100,000)

Balance due, end of year	$1,450,000	$1,000,000

In addition, the Company has $525,000 of fourth quarter unaccrued cumulative preferred dividends at December 31, 2010 and 2009 that became due and payable January 15, 2011 and 2010, respectively.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.       Operating Lease Commitments –

The Company leases its facilities under operating leases with terms ranging from month to month to six years, with rights to extend for additional periods. Rent expense on all operations was approximately $1,863,000 and $1,721,000 in 2010 and 2009, respectively. Future minimum lease payments are approximately as follows:

Year Ending December 31,	Amount
2011	$1,117,000
2012	718,000
2013	410,000
2014	171,000
2015 and thereafter	59,000
$2,475,000

12.       Related Party Transactions –

The Company leases two properties from an officer of the Company and another related party under operating leases, one that extends through October, 2011 requiring monthly lease payments of $1,400 and one that extend through June, 2015 requiring monthly lease payments of $1,200.

Interest expense for 2010 and 2009 on two related party notes payable was approximately $176,000 and $199,000, respectively.

At the time of executing the credit facility with WERCS, the CEO / CFO was a non-controlling and non-affiliate (under 10%) shareholder of WERCS. As of December 31, 2010, the CEO / CFO was no longer a shareholder of WERCS.

13.       Stock Purchase and Sale –

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

14.       Employment Agreement /Management Bonus Pool –

On March 31, 2010, the Company entered into an Employment Agreement with John Quandahl, its Chief Executive Officer, Chief Operating Officer, and interim Chief Financial Officer. The Employment Agreement provides Mr. Quandahl with an annual base salary and eligibility for an annual performance-based cash bonus pool for management.

The performance-based bonus provisions permit management to receive annual bonus payments in cash based on EBITDA and other targets established by the Board of Directors annually. The Employment Agreement sets the 2010 EBITDA target at $4 million. If the Company’s actual EBITDA performance for a particular annual period ranges from 85-100% of the established EBITDA target, the cash bonus pool will be 7.5% of EBITDA. If the Company’s actual EBITDA performance for a particular annual period exceeds 100% of the established EBITDA target, 15% of EBITDA over the established target will be added to the cash bonus pool. The cash bonus pool for 2010 is limited to 75% of the calculated annual amount due to the mid-year implementation of the agreement. Certain targets were not achieved for 2010 due to certain transactions approved by the Board. The Board did, however, approve a bonus pool for management of approximately $215,000, the amount that would have been earned under this plan had all the targets been achieved.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.       Management and Advisory Agreement –

Effective April 1, 2010, the Company entered into a Management and Advisory Agreement with Blackstreet Capital Management, LLC (“Blackstreet”), to provide certain financial, managerial, strategic and operating advice and assistance. Blackstreet employs two of the Company’s directors and is affiliated with another entity to which a third director provides consulting services. The annual fees for this contract will be the greater of 5% of EBITDA or $300,000. Management and advisory fees for 2010 were $225,000.

16.       Risks Inherent in the Operating Environment –

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

During the 2010 legislative session in Colorado, House Bill 10-1351 was passed into law. This bill amended the Colorado Deferred Deposit Loan Act, the existing payday lending law. The law became effective August 11, 2010 and modified traditional payday lending by changing the single payment advance (with no minimum term) into a single or multiple payment loan with a minimum six month term. It also limited the amount and type of fees that can be charged on these loans, effectively reducing by one-half the fees that can be charged and when the fees may be realized. The Company continues to operate its sole store in Colorado while the impact to profitability of this new law is being assessed. In 2010, 1.42% of our Payday division revenue was generated in Colorado.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2010, new laws were enacted in Wisconsin that restrict the number of times a consumer may renew (or rollover) a payday loan. Previously, there were no limits to the number of rollovers permitted. Effective January 1, 2011, consumers in Wisconsin will only be allowed to renew a payday loan once, and then lenders will be required to offer a 60-day, interest free, payment plan to consumers. The Company is still assessing the impact of these new Wisconsin laws. Our preliminary projections indicate the changes could reduce revenue in the state by 30% - 40%. In 2010, 6.17% of our Payday division revenue was generated in Wisconsin.

On November 2, 2010, voters in Montana passed Petition Initiative I-164. Effective January 1, 2011, Petition Initiative I-164 will cap fees on payday loans at an imputed interest rate of 36%. The Company discontinued its payday loan operations in that state. In 2010, 3.87% of our Payday division revenue was generated in Montana.

The passage of federal or state laws and regulations could, at any point, essentially prohibit the Company from conducting its payday lending business in its current form. Any such legal or regulatory change would certainly have a material and adverse effect on the Company, its operating results, financial condition and prospects, and perhaps even its viability.

For the years ended December 31, 2010 and 2009, the Company had significant revenues by state (shown as a percentage of applicable division’s revenue when 10% or more) as follows:

Payday Division			Cricket Wireless Division
	2010 % of Revenues	2009 % of Revenues		2010 % of Revenues	2009 % of Revenues
Nebraska	28%	27%	Missouri	31%	39%
Wyoming	14%	14%	Nebraska	16%	15%
North Dakota	16%	15%	Texas	12%	11%
Iowa	12%	12%	Indiana	28%	22%

17.       Other Expenses –

A breakout of other expense is as follows:

	For the Year Ended December 31,
	2010	2009
Store expenses
Bank fees	$223,757	$228,009
Collection costs	408,180	376,016
Repair and Maintenance	178,825	201,298
Supplies	167,624	304,092
Telephone	142,592	188,477
Utilities and network lines	503,703	374,739
Other	702,930	710,698
	$2,327,611	$2,383,329

General & administrative expenses
Professional fees	$452,244	$702,291
Management and consulting fees	300,000	-
Other	274,519	392,257
	$1,026,763	$1,094,548

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.      Litigation Matter –

On March 26, 2010, the Company and all of the then-current members of its Board of Directors, among others, were sued by former members of our management Messrs. Steven Staehr and David Stueve, respectively. In that lawsuit, the plaintiffs have alleged, among other things, that our Board of Directors breached certain of their fiduciary duties primarily in connection with the sale by WERCS of its capital stock in the Company to WCR, LLC. The complaint seeks injunctive and declaratory relief and unspecified money damages. The Company believes the claims are without merit. While we are unable to predict the ultimate outcome of these claims and proceedings, management currently believes there is not a reasonable possibility that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations. Subsequent to the filing of the lawsuit, the Company removed the lawsuit to federal court and the plaintiffs sought to have the case remanded back to state court. On October 26, 2010, the plaintiffs’ motion to remand the case to state court was denied by the federal court. The Company filed a motion to dismiss the lawsuit and was required to resubmit such motion based on certain amendments the plaintiffs made to their complaint. The Company’s motion to discuss is currently being considered by the federal court.

19.      Subsequent Events –

On January 26, 2011, WERCS extended the maturity of the promissory note made by WERCS to WFL, pursuant to the Business Loan Agreement dated April 1, 2010 and an accompanying $2,000,000 promissory note to WFL, to April 1, 2012. In March, 2011, as required by the terms of the note extension, the Company paid $1,000,000 toward the principal balance on the WERCS promissory note.

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

As of December 31, 2010, our Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2010.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2010 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. Lurie, Besikof, Lapidus & Company, LLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2010.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls.

ITEM 9B   OTHER INFORMATION

None.

PART III

ITEM 10   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Our Board of Directors consists of Richard E. Miller, Angel Donchev, Aldus Chapin II, Ellery Roberts and John Quandahl. The following table sets forth the name and position of each of our current directors and executive officers.

Name	Age	Positions
John Quandahl	44	Chief Executive Officer, Chief Operating Officer, Interim Chief Financial Officer and Director
Rich Horner	47	Vice President, Wyoming Financial Lenders
Richard Miller	63	Director (Chairman)
Angel Donchev	29	Director
Aldus Chapin II	47	Director
Ellery Roberts	40	Director

The biographies of the above-identified individuals are set forth below:

John Quandahl, the Company’s Chief Executive and Operating Officer and interim Chief Financial Officer, currently also serves as the President of Wyoming Financial Lenders, Inc., a position he has held since 2007. From 2005 until joining Wyoming Financial Lenders, Mr. Quandahl was the President of Houlton Enterprises, Inc., and prior to that served as that corporation’s Chief Operating Officer from 1999 until 2004. During his tenure at Wyoming Financial Lenders and Houlton Enterprises, Mr. Quandahl and the respective employers were based in Omaha, Nebraska. Mr. Quandahl was the controller as Silverstone Group, Inc., from 1993 until 1998, and before that began his career at the Nebraska Department of Revenue as a tax auditor in 1989. Mr. Quandahl is a certified public accountant (inactive) and earned a degree in accounting from the University of Nebraska - Lincoln. Mr. Quandahl served as Chief Operating Officer of Wyoming Financial Lenders prior to its merger with the Company has continued to serve as our Chief Operating Officer since that time. Effective January 1, 2008, Mr. Quandahl was appointed as our Chief Executive Officer and interim Chief Financial Officer. Mr. Quandahl was appointed to the Board of Directors on March 9, 2009.

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

Richard Miller is an independent business consultant. Previously, Mr. Miller was Chief Executive Officer of Pirelli Tire North America, a $120 million tire manufacturer, and Chief Executive Officer of Dunn Tire Corporation, a $25 million regional tire retailer. Prior experience also includes senior operating positions with Dunlop Tire and Michelin Tire. Mr. Miller has served as Executive Chairman of True Home Value, Inc., and currently serves as Chairman of Flow Dry Industries and Swift Spinning, Inc. ― two private companies to which Blackstreet Capital Management, LLC provides management and advisory services. Mr. Miller is a highly decorated former Marine Captain and holds a BA from Chapman College in California. Mr. Miller serves as Chairman of the Board.

Angel Donchev was appointed as a director of the Company on March 31, 2010 in connection with the acquisition of voting control of the Company by WCR, LLC. Mr. Donchev is employed by Blackstreet Capital Management, LLC, a Delaware limited liability company principally engaged in the management of private investments. Mr. Donchev joined Blackstreet Capital Management in 2005 and currently serves as a director of American Combustion Industries, Flow Dry Technology, Inc., and Swift Spinning, Inc. (all of which are private companies). Mr. Donchev has been involved in control buyouts of companies with combined revenues in excess of $300 million over the past five years. Previously, Mr. Donchev worked as a generalist in the Corporate Finance division of Stephens Inc., a middle market investment bank, where he gained experience in a variety of M&A and public offering transactions. Prior to that, Mr. Donchev worked for Teton Capital, an Austin, Texas based hedge fund, where he provided research and analysis on potential investments. Mr. Donchev graduated summa cum laude from the McCombs School of Business at the University of Texas at Austin, where he received a BBA in Business Honors and Finance.

Aldus Chapin, II was appointed as a director of the Company on March 31, 2010 in connection with the acquisition of voting control of the Company by WCR, LLC. Mr. Chapin is a Managing Director at Blackstreet Capital Management, LLC, a Delaware limited liability company principally engaged in the management of private investments, where he leads restructuring for all Blackstreet portfolio companies. Mr. Chapin has worked in private equity for 11 years and has a background in operations and finance. Prior to joining Blackstreet Capital Management in 2004, Mr. Chapin led operations for New York based retailer Dean & DeLuca, as well as the Manhattan restaurants for bakery chain Au Bon Pain. Mr. Chapin was the Managing Director for Lipton Financial Services, a $100 million New York based hedge fund focused on the franchise and specialty retail sectors. In addition, Mr. Chapin was the Managing Director for BV Ventures, UK, LTD, a London based equity fund where he acquired, restructured and divested a number of companies in the food service sector. Mr. Chapin has served as Executive Chairman and Interim-Chief Executive Officer in a number of complex restructuring efforts for Blackstreet Capital Management and currently serves as Chairman of Rauch Industries, Inc., American Combustion Industries, Inc., J&P Acquisitions, Inc. and Pennysaver, Inc. as well as a member of the Board of Directors of Swisher Acquisitions, Inc. and TPP Acquisition, Inc. (all of which are private companies).

Ellery Roberts was unanimously appointed by the Board of Directors to serve as a director on May 10, 2010. Mr. Roberts is the co-founder and co-managing principal of RW Capital Partners LLC, a lower middle-market mezzanine fund. Mr. Roberts brings over 15 years of private equity investing experience having been one of the founding members and Managing Director of Parallel Investment Partners, LP (formerly SKM Growth Investors, LP), a Dallas based private equity fund focused on re-capitalizations, buyouts and growth capital investments in lower middle market companies throughout the United States. Mr. Roberts was responsible for approximately $400 million in invested capital across two funds. Also during his tenure with Parallel, Mr. Roberts sat on the boards of Environmental Lighting Concepts, Hat World Corporation, Senex Financial Corporation, Builders TradeSource Corporation, Action Sports, Weisman Discount Home Centers, Winnercom, Mealey's Furniture, Regional Management Corporation, Marmalade Cafes and Diesel Service and Supply (all of which are private companies). Prior to Parallel, Mr. Roberts was a Vice President with Lazard Freres & Co. While at Lazard, he focused on and also gained experience in the home building, health care, retail, industrial and lodging sectors. Prior to joining Lazard in 1997, Mr. Roberts was with Colony Capital, Inc., where he analyzed and executed transactions for Colony Investors II, L.P., a $625 million private equity fund and prior to that was with the Corporate Finance Division of Smith Barney, Inc. where he participated in a wide variety of investment banking activities. During his career Mr. Roberts has been directly involved with over $3.0 billion in direct private equity investments. Mr. Roberts received his B.A. degree in English from Stanford University.

Under our corporate bylaws, all of our directors serve for indefinite terms expiring upon the next annual meeting of our shareholders.

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on the industry and transactional experience, and other background, in addition to any unique skills or attributes associated with a director. With regard to Mr. Quandahl, the Board of Directors considered his significant experience, expertise and background with regard to accounting, financial and tax matters, his particular experience with the payday lending industry as well as retail operations, and his demonstrated experience and skills in managing and evaluating the coordination and integration of the Company’s two principal operating segments. With regard to Mr. Donchev, the Board of Directors considered his background and experience with the public securities markets and his former employment and experience with the investment banking field. With regard to Mr. Chapin, the Board of Directors considered his extensive background in retail, from an operating, restructuring and financial and investment perspective. With regard to Mr. Miller, the Board of Directors considered his leadership experience as well as his background and experience in retail operations. Finally, with regards to Mr. Roberts, the Board of Directors considered his extensive experience in finance and capital structures, his prior board leadership experience as well as his prior experience in retail operations.

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

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that at least one member of the Audit Committee, Mr. Ellery Roberts, is an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Exchange Act. Mr. Robert’s relevant experience is detailed in ITEM 10 above. As noted above, Mr. Roberts qualifies as an “independent director,” as such term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. The Board of Directors has determined that each of the Audit Committee members is able to read and understand fundamental financial statements and that at least one member of the Audit Committee has past employment experience in finance or accounting.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company by its offers and directors and by WCR, LLC, the Company believes that all such filings were filed on a timely basis for fiscal year 2010. The Company does not, however, have any information with which to assess whether Mr. Steve Staehr, presumed to be a greater-than-ten-percent shareholder, has complied with any Section 16 filing requirements incumbent upon him.

ITEM 11   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of Western Capital during the year ended December 31, 2010; and (ii) each other individual that served as an executive officer of either Western Capital or Wyoming Financial Lenders, Inc. at the conclusion of the year ended December 31, 2010 and who received more than $100,000 in the form of salary and bonus during such fiscal year. For purposes of this report, these individuals are collectively the “named executives” of the Company.

Name and Principal Position		Salary	Other Annual Compensation	Stock Option Awards	Total
John Quandahl (1)	2010	$246,000	$70,313	$0	$316,313
Pres. and Chief Operating Officer	2009	$246,000	$0	$0	$246,000
Rich Horner (2)	2010	$145,500	$50,000	$0	$195,500
Vice President of WFL	2009	$136,000	$35,558	$0	$171,558

(1)
Mr. Quandahl is the President and Chief Operating Officer of Wyoming Financial Lenders, Inc., the wholly owned and principal operating subsidiary of Western Capital that offers payday lending services. Mr. Quandahl also began serving as the Chief Operating Officer of Western Capital effective November 29, 2007, and continues to serve in that capacity. Effective January 1, 2009, Mr. Quandahl was also appointed to serve as the Company’s President and Chief Executive Officer and interim Chief Financial Officer.

(2)	Mr. Horner became the Vice President of Wyoming Financial Lenders in January 2009. Prior to January 2009, Mr. Horner served as the Company’s Controller.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

We had no outstanding equity awards as of December 31, 2010 for any named executives.

EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

We do not currently have change-in-control agreements with any named executives or any other current members of our executive management. On March 31, 2010, we entered into an Employment with Mr. Quandahl to serve as our Chief Executive Officer and Chief Operating Officer. Prior to that time, Mr. Quandahl served in such capacities without any written agreement. Mr. Quandahl receives an annual base salary of $246,000 (which is the same salary Mr. Quandahl received the prior two years without any written agreement), and eligibility for an annual performance-based cash bonus.

The performance-based bonus provisions of the Employment Agreement permit Mr. Quandahl to receive annual bonus payments based on EBITDA targets annually established by the Board of Directors. The Employment Agreement sets the 2010 EBITDA target at $4 million. If the Company’s actual EBITDA performance for a particular annual period ranges from 85-100% of the established EBITDA target, Mr. Quandahl will be entitled to receive a cash bonus based on his share of a bonus pool consisting of 7.5% of the actual EBITDA. In this regard, Mr. Quandahl’s share of the bonus pool for any particular year is expected to be 10-50% and the remaining bonus pool will be payable to other management-level participants in the bonus pool selected from time to time by the Board of Directors. If the Company’s actual EBITDA performance for a particular annual period is less than 85% of the established EBITDA target, no bonus will be payable, and if such performance exceeds 100% of the established EBITDA target, the bonus pool participants will receive their proportionate share of 15% of the amount by which such performance exceeds the target.

During 2010, the Board of Directors authorized certain transactions that resulted in nonconformance with the capital expenditure limitation and working capital threshold eligibility requirements. The Board’s waiver of these two eligibility requirements permitted all eligible participants to benefit under the management bonus pool arrangement.

The Employment Agreement also contains customary provisions prohibiting Mr. Quandahl from soliciting customers and employees of the Company for three years after any termination of his employment with the Company, and from competing with the Company for either three years (if Mr. Quandahl is terminated for good cause or if he resigns without good reason) or two years (if the Company terminates Mr. Quandahl’s employment for without good cause or if he resigns with good reason). If Mr. Quandahl’s employment is terminated by the Company without “good cause” or if Mr. Quandahl voluntarily resigns with “good reason,” then Mr. Quandahl will be entitled to (i) severance pay for a period of 12 months and (ii) reimbursement for health insurance premiums for his family if he elects continued coverage under COBRA.

COMPENSATION OF DIRECTORS

Name and Principal Position		Compensation		Other Annual Compensation		Stock Option Awards		Total
Richard Miller (1)	2010		$0		$75,000		$0		$75,000
Chairman	2009	$	N/A	$	N/A	$	N/A	$	N/A
Ellery Roberts	2010		$11,666		$0		$0		$11,666
Director	2009	$	N/A	$	N/A	$	N/A	$	N/A
Angel Donchev	2010		$0		$0		$0		$0
Director	2009	$	N/A	$	N/A	$	N/A	$	N/A
Aldus Chapin II	2010		$0		$0		$0		$0
Director	2009	$	N/A	$	N/A	$	N/A	$	N/A

(1)
Mr. Miller provides management consulting services to the Company in addition to his services as Chairman of the Board. In accordance with the consulting agreement, his compensation is $100,000 per year.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of the close of business on March 30, 2011, we had outstanding two classes of voting securities—common stock, of which there were 7,446,007 shares issued and outstanding; and Series A Convertible Preferred Stock, of which there were 10,000,000 shares issued and outstanding. Each share of capital stock is currently entitled to one vote on all matters put to a vote of our shareholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 30, 2011, by:

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

Name and Address	Common Shares Beneficially Owned (1)	Percentage of Common Shares (1)
Richard Miller (2)	333,750	4.3%

Rich Horner (3)	100,000	*

All current executive officers and directors as a group (4)	433,750	5.6%

Steve Irlbeck (5)	400,000	5.4%

WRC, LLC (6) c/o Blackstreet Capital Advisors II 5425 Wisconsin Avenue Suite #701 Chevy Chase, MD 20815	10,791,250	61.9%
Boosalis Childrens Irrevocable Trust 102 Mount Tiburon Tiburon, CA 94920	400,000	5.4%
Lantern Advisers, LLC (7) 80 South Eighth Street, Suite 900 Minneapolis, MN 55402	520,963	7.0%
Mill City Ventures II, LP (8) 80 South Eighth Street, Suite 900 Minneapolis, MN 55402	798,000	10.7%
Joseph A. Geraci, II (9) 80 South Eighth Street, Suite 900 Minneapolis, MN 55402	798,000	10.7%
Steven Staehr (10) 7778 Barbican Ct. Las Vegas, NV 89147	966,667	13.0%

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

(2)
Mr. Miller is a director of the Company. Share figures contained in the table are taken from Mr. Miller’s most recent filing under §13 of the Securities Exchange Act of 1934 on Schedule 13G/A, filed with the SEC on November 3, 2010.

(3)	Mr. Horner became the Vice President of Wyoming Financial Lenders, Inc. in January 2009.

(4)	Consists of Messrs. Miller and Horner.

(5)	Mr. Irlbeck is the Company’s Senior Director of Accounting.

(6)
Consists of 1,091,250 shares of common stock and 9,700,000 shares of Series A Convertible Preferred Stock which are convertible into an equal number of shares of common stock. Share figures contained in the table are taken from WCR LLC’s most recent filing under §13 of the Securities Exchange Act of 1934 on Schedule 13D/A, filed on November 5, 2010.

(7)
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

(8)
Mill City Ventures II, LP is a Minnesota limited partnership the securities of which are beneficially held by Mill City Advisers LLC, a Minnesota limited liability company that serves as the general partner to Mill City Ventures II, LP. Mr. Joseph A. Geraci, II, the sole member and manager of Mill City Advisors, holds investment and voting control over the shares beneficially owned by Mill City Ventures II.

(9)
Joseph A. Geraci, II, possesses beneficial ownership of securities held by Mill City Ventures II, LP. See fn 9 above. Mr. Geraci disclaims beneficial ownership of any beneficial ownership of shares of Western Capital held by Lantern Advisers, LLC. See fn 8 above.

(10)
Share figures reflected in the table are based on a January 10, 2008 Schedule 13/G filing with the SEC, which is the Company’s most recent and best available information relating to Mr. Staehr’s ownership of Company stock.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND TRANSACTIONS

None.

DIRECTOR INDEPENDENCE

The Company does not have a standing nominating committee. Instead, the entire Board of Directors shares the responsibility of identifying potential director-nominees to serve on the Board of Directors.

The Board of Directors does have a standing Compensation Committee and Audit Committee. The Compensation Committee is composed of Messrs. Roberts, Miller and Donchev, with no designated chairperson. The Audit Committee is composed of Messrs. Roberts and Donchev, with Mr. Roberts serving as the chairperson. The Board of Directors has determined that only Mr. Roberts is “independent,” as such term is defined in Section 5605(a)(2) of the Nasdaq Listing Rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. The preceding disclosure respecting director independence is required under applicable SEC rules. However, as a corporation whose shares are listed for trading on the OTCQB, the Company is not required to have any independent directors at all on its Board of Directors, or any independent directors serving on any particular committees of the Board of Directors.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our principal independent registered public accounting firm for the fiscal years indicated:

	2010	2009
Audit Fees	$106,462	$295,466
Audit-Related Fees	-	72,260
Tax Fees	-	-
All Other Fees	-	-

Total	$106,462	$367,726

Audit Fees. The fees identified under this caption were for professional services rendered by Lurie Besikof Lapidus & Company, LLP for years ended 2010 and 2009 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Approval Policy. Our Audit Committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in years ended 2010 and 2009 were pre-approved by the Audit Committee and Board of Directors, respectively.

PART IV

ITEM 15   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

EXHIBITS

Exhibit No.	Description
2.1
Stock Purchase Agreement with PQH Wireless, Inc., John Quandahl, Mark Houlton and Charles Payne, dated October 15, 2008 (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-1/A filed with the SEC on November 24, 2008).

2.2	Asset Purchase Agreement with Dean Salem and VZ Wireless, LLC dated January 14, 2009 (incorporated by reference to Exhibit 2.4 to the registrant’s annual report on Form 10-K filed on May 4, 2009).

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

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on June 23, 2008).

3.7	Amendment to Articles of Incorporation, filed with the Minnesota Secretary of State on July 29, 2008 (incorporated by reference to the registrant’s current report on Form 8-K filed on July 29, 2008).

3.8	Amendment to Articles of Incorporation, filed with the Minnesota Secretary of State on March 30, 2010 (incorporated by reference to the registrant’s current report on Form 8-K filed on April 2, 2010).

10.1	2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K filed on April 7, 2008).

10.2
Term Promissory Note in principal amount of $500,000 in favor of Charles Payne (incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-1/A filed with the SEC on November 24, 2008).

10.3
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

10.7
Business Loan Agreement between Wyoming Financial Lenders, Inc. and Banco Popular North America, dated effective as of October 30, 2009 (amending and restating the Business Loan Agreement dated October 20, 2008, and included as Exhibit 10.7 above) (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 19, 2010).

10.8
Promissory Note of Wyoming Financial Lenders, Inc. to Banco Popular North America, dated effective as of October 30, 2009 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on January 19, 2010).

10.9
Commercial Pledge Agreement between Western Capital Resources, Inc. and Banco Popular North America, dated effective as of October 30, 2009 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on January 19, 2010).

10.10
Business Loan Agreement between Wyoming Financial Lenders, Inc. and WERCS, dated as of April 2, 2010 (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q filed on May 13, 2010).

10.11
Promissory Note of Wyoming Financial Lenders, Inc. to WERCS, dated as of April 2, 2010 (incorporated by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q filed on May 13, 2010).

10.12
Commercial Pledge Agreement between Western Capital Resources, Inc. and WERCS, dated as of April 2, 2010 (incorporated by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q filed on May 13, 2010).

10.13
Commercial Security Agreement between Wyoming Financial Lenders, Inc. and WERCS, dated as of April 2, 2010 (incorporated by reference to Exhibit 10.8 to the registrant’s quarterly report on Form 10-Q filed on May 13, 2010).

10.14	Employment Agreement with John Quandahl dated as of March 31, 2010 (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q filed on May 13, 2010).

10.15
Management and Advisory Agreement with Blackstreet Capital Management, LLC, dated as of May 10, 2010 (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q filed on August 13, 2010).

10.16	Consulting Agreement with Ric Miller Consulting, Inc. dated as of April 1, 2010 (filed herewith).

21	List of Subsidiaries (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Capital Resources, Inc.

/s/ John Quandahl	3/25/11
John Quandahl

Chief Executive Officer and
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Quandahl	3/25/11	/s/ Richard Miller	3/25/11
John Quandahl, Director,		Richard Miller, Director
Chief Executive Officer, Chief Operating Officer and		(Chairman)
Interim Chief Financial Officer
(principal executive officer and principal financial
officer)		/s/ Angel Donchev	3/25/11
Angel Donchev, Director

/s/ Steve Irlbeck	3/25/11	/s/ Aldus Chapin II	3/25/11
Steve Irlbeck, Senior Director of Accounting		Aldus Chapin II, Director

		/s/ Ellery Roberts	3/25/11
Ellery Roberts, Director