Form 10-Q
period 2011-03-31
WESTERN CAPITAL RESOURCES, INC.
filed 2011-05-13
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011 or

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 11, 2011, the registrant had outstanding 7,446,007 shares of common stock, no par value per share.

Western Capital Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONTENTS

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Income	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS

CURRENT ASSETS
Cash	$1,972,070	$2,092,386
Loans receivable (less allowance for losses of $921,000 and $1,165,000)	3,715,544	4,743,906
Inventory	402,982	502,415
Prepaid expenses and other	141,609	152,736
Deferred income taxes	375,000	467,000
TOTAL CURRENT ASSETS	6,607,205	7,958,443

PROPERTY AND EQUIPMENT	742,221	824,102

GOODWILL	11,458,744	11,458,744

INTANGIBLE ASSETS	318,808	434,413

OTHER	93,656	95,180

TOTAL ASSETS	$19,220,634	$20,770,882

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,077,464	$1,477,607
Income taxes payable	137,586	435,670
Note payable – short-term	1,000,000	2,000,000
Current portion long-term debt	776,168	769,330
Preferred dividend payable	1,975,000	1,450,000
Deferred revenue	213,793	320,021
TOTAL CURRENT LIABILITIES	5,180,011	6,452,628

LONG-TERM LIABILITIES
Notes payable – long-term	726,188	905,188
Deferred income taxes	364,000	350,000
TOTAL LONG-TERM LIABILITIES	1,090,188	1,255,188
TOTAL LIABILITES	6,270,199	7,707,816

SHAREHOLDERS' EQUITY
Series A convertible preferred stock 10% cumulative dividends, $0.01 par value, $2.10 stated value, 10,000,000 shares authorized, issued and outstanding	100,000	100,000
Common stock, no par value, 240,000,000 shares authorized, 7,446,007 shares issued and outstanding	-	-
Additional paid-in capital	18,221,777	18,221,777
Accumulated deficit	(5,371,342)	(5,258,711)
TOTAL SHAREHOLDERS’ EQUITY	12,950,435	13,063,066

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$19,220,634	$20,770,882

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended
	March 31, 2011	March 31, 2010
REVENUES
Payday loan fees	$2,325,747	$2,490,225
Phones and accessories	1,586,915	1,478,548
Payment processing fees	554,696	173,780
Check cashing fees	232,542	232,595
Other income and fees	338,731	280,854
	5,038,631	4,656,002

STORE EXPENSES
Salaries and benefits	1,112,045	1,230,618
Provisions for loan losses	178,873	160,744
Phones and accessories cost of sales	957,897	428,123
Occupancy	418,063	500,956
Advertising	81,600	81,315
Depreciation	64,093	68,872
Amortization of intangible assets	115,605	134,151
Other	609,977	616,311
	3,538,153	3,221,090

INCOME FROM STORES	1,500,478	1,434,912

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	445,927	323,521
Depreciation	4,020	4,256
Interest expense	93,192	83,654
Other	289,970	241,229
	833,109	652,660

INCOME BEFORE INCOME TAXES	667,369	782,252

INCOME TAX EXPENSE	255,000	298,000

NET INCOME	412,369	484,252

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS (assumes all paid)	(525,000)	(525,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(112,631)	$(40,748)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and diluted	7,446,007	7,996,007

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010

OPERATING ACTIVITIES
Net Income	$412,369	$484,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	68,113	73,128
Amortization	115,605	134,151
Deferred income taxes	106,000	116,000
Loss on disposal of property and equipment	27,342	618
Changes in operating assets and liabilities
Loans receivable	1,028,362	1,042,391
Inventory	99,433	186,080
Prepaid expenses and other assets	12,651	61,895
Accounts payable and accrued liabilities	(698,227)	(546,131)
Deferred revenue	(106,228)	(106,283)
Other liabilities – long-term	-	37,429
Net cash provided by operating activities	1,065,420	1,483,530

INVESTING ACTIVITIES
Purchase of property and equipment	(13,574)	(13,108)
Net cash used by investing activities	(13,574)	(13,108)

FINANCING ACTIVITIES
Payments on note payable – short-term	(1,000,000)	(158,328)
Payments on notes payable – long-term	(172,162)	(39,299)
Dividends	-	(1,250,000)
Net cash used by financing activities	(1,172,162)	(1,447,627)

NET (DECREASE) INCREASE IN CASH	(120,316)	22,795

CASH
Beginning of period	2,092,386	1,526,562
End of period	$1,972,070	$1,549,357

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$447,084	$239,000
Interest paid	94,361	89,545

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2010. The condensed consolidated balance sheet at December 31, 2010, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

Western Capital Resources, Inc. (WCR), through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL) and PQH Wireless, Inc. (PQH), collectively referred to as the “Company,” provides retail financial services and retail cellular phone sales to individuals primarily in the Midwestern United States.  As of March 31, 2011, the Company operated 51 “payday” stores in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming) and operated 29 Cricket wireless retail stores in seven states (Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska and Texas).  The condensed consolidated financial statements include the accounts of WCR, WFL, and PQH. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company also provides title and other ancillary consumer financial products and services that are complementary to its cash advance-lending business, such as check-cashing services, money transfers and money orders.  In our check cashing business, we primarily cash payroll checks, but we also cash government assistance, tax refund and insurance checks or drafts. Our fees for cashing payroll checks average approximately 2.5% of the face amount of the check, subject to local market conditions, and this fee is deducted from the cash given to the customer for the check. We display our check cashing fees in full view of our customers on a menu board in each store and provide a detailed receipt for each transaction. Although we have established guidelines for approving check-cashing transactions, we have no preset limit on the size of the checks we will cash.

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

Included in loans receivable are cash advance loans that are currently due or past due and cash advance loans that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.  Cash advance loans are carried at cost less the allowance for doubtful accounts.  The Company does not specifically reserve for any individual cash advance loan.  The Company aggregates cash advance loans for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.  As a result of the Company’s collection efforts, it historically writes off approximately 45% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximate percentages: 1 to 30 days – 43%; 31 to 60 days – 66%; 61 to 90 days – 81%; 91 to 120 days – 87%; and 121 to 180 days – 89%.  All returned items are charged off after 180 days, as collections after that date have not been significant.  The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

A rollforward of the Company’s loans receivable allowance for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010

Loans receivable allowance, beginning of period	$1,165,000	$1,237,000
Provision for loan losses charged to expense	179,000	161,000
Charge-offs, net	(423,000)	(407,000)
Loans receivable allowance, end of period	$921,000	$991,000

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted net loss per common share is computed by dividing the net loss available to common shareholders by the sum of the weighted average number of common shares outstanding plus potentially dilutive common share equivalents (convertible preferred shares) when dilutive. The 10 million shares of potentially dilutive Series A Convertible Preferred Stock  outstanding at March 31, 2011 and 2010 were anti-dilutive and therefore excluded from the dilutive net loss per share computation.

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-20 “ Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”   ASU 2010-20 requires extensive new disclosures about financing receivables, including credit risk exposures and the allowance for credit losses.  For public entities, ASU 2010-20 disclosures of period-end balances are effective for interim or annual reporting periods ending on or after June 15, 2011, as updated by ASU 2011-01.  Disclosures related to activity that occurs during the reporting period are required for interim and annual reporting periods beginning on or after December 15, 2010.  The Company adopted this standard with no material impact on its condensed consolidated financial statements.

No other new accounting pronouncement issued or effective during the fiscal quarter has had or is expected to have a material impact on the condensed consolidated financial statements.

2.         Loans Receivable –

At March 31, 2011 and December 31, 2010 our outstanding loans receivable aging was as follows:

	March 31, 2011	December 31, 2010
Current	$3,579,000	$4,542,000
1-30	183,000	276,000
31 – 60	148,000	234,000
61 – 90	174,000	209,000
91 - 120	188,000	220,000
121 – 150	186,000	227,000
151 – 180	179,000	201,000
	4,637,000	5,909,000
Allowance for losses	(921,000)	(1,165,000)
	$3,716,000	$4,744,000

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

Segment information related to the three months ended March 31, 2011 and  2010 is set forth below:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Payday	Cricket Wireless	Total	Payday	Cricket Wireless	Total

Revenues from external customers	$2,640,997	$2,397,634	$5,038,631	$2,782,907	$1,873,095	$4,656,002
Net income (loss)	$379,568	$32,801	$412,369	$437,341	$46,911	$484,252
Total segment assets	$14,283,393	$4,937,241	$19,220,634	$14,356,963	$5,183,355	$19,540,318

4.         Note Payable – Long-Term

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

During the 2010 legislative session in Colorado, House Bill 10-1351 was passed into law.  This bill amended the Colorado Deferred Deposit Loan Act, the existing payday lending law.  The law became effective August 11, 2010 and modified traditional payday lending by changing the single payment advance (with no minimum term) into a single or multiple payment loan with a minimum six month term. It also limited the amount and type of fees that can be charged on these loans, effectively reducing by one-half the fees that can be charged and when the fees may be realized.  At present, the Company continues to operate its sole store in Colorado while the impact to profitability of this new law is being assessed.  Currently, we derive 1.34% of our Payday division revenues from fees in Colorado.

In May 2010, new laws were enacted in Wisconsin that restrict the number of times a consumer may renew (or rollover) a payday loan. Previously, there were no limits to the number of rollovers permitted.  Effective January 1, 2011, consumers in Wisconsin will only be allowed to renew a payday loan once, and then lenders will be required to offer a 60-day, interest free, payment plan to consumers.  The Company is still assessing the impact of these new Wisconsin laws. Our preliminary projections indicate the changes could reduce revenue in the state by 30% - 40%.  Currently, we derive 4.06% of our Payday division revenues from fees in Wisconsin.

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

For the three months ended March 31, 2011 and 2010, the Company had significant revenues by state (shown as a percentage of applicable division’s revenue) as follows:

Payday Division			Cricket Wireless Division
	2011 % of Revenues	2010 % of Revenues		2011 % of Revenues	2010 % of Revenues
Nebraska	28%	27%	Missouri	29%	32%
Wyoming	15%	13%	Nebraska	18%	15%
North Dakota	17%	15%	Texas	14%	11%
Iowa	12%	12%	Indiana	27%	25%

6.         Preferred Stock Dividend –

Reconciliations of the cumulative preferred stock dividend payable are as follows:

	Three Months Ended March 31,
	2011	2010

Balance due, beginning of year	$1,450,000	$1,000,000
Current quarter preferred dividends payable	525,000	525,000
Preferred dividends paid	-	(1,250,000)

Balance due, end of quarter	$1,975,000	$275,000

In addition, the Company has $525,000 of first quarter unaccrued cumulative preferred dividends March  31, 2011 and 2010 that became due and payable April 15, 2011 and 2010, respectively.

7.         Other Expense –

A breakout of other expense is as follows:

	Three Months Ended March 31,
	2011	2010

Store expenses
Bank fees	$75,329	$58,890
Collection costs	107,954	110,153
Repairs & maintenance	47,295	49,106
Supplies	34,404	43,676
Telephone	33,654	39,229
Utilities and network lines	127,424	148,247
Other	183,917	167,010
	$609,977	$616,311

General & administrative expenses
Professional fees	$123,515	$173,025
Management and consulting fees	100,000	-
Other	66,455	68,204
	$289,970	$241,229

8.         Subsequent Events –

We evaluated all events or transactions that occurred after March 31, 2011 up through May 13, 2011, the date we issued these financial statements. During this period we did not have any material subsequent events that impacted our financial statements.

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

General Overview

We provide (through Wyoming Financial Lenders, Inc.) retail financial services to individuals primarily in the midwestern and southwestern United States. These services include non-recourse cash advance loans, small unsecured installment loans, check cashing and other money services. As of March 31, 2011, we operated 51 “payday” stores in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming).

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

We also operate (through PQH Wireless, Inc.) Cricket Wireless retail stores as an authorized dealer of Cricket Wireless products and services. Authorized dealers are permitted to sell the Cricket line and generally locate their store operations in areas with a strong potential customer base where Cricket does not maintain a corporate storefront. These locations are generally within the urban core or surrounding areas of a community. We are an authorized premier Cricket dealer, and as such, we are only permitted to sell the Cricket line of prepaid cellular phones at our Cricket retail stores. As of March 31, 2011, we operated 29 Cricket wireless retail stores in seven states (Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska and Texas).

Our expenses primarily relate to the operations of our various stores.  The most significant expenses include salaries and benefits for our store employees, phones and accessories, provisions for payday loan losses and occupancy expenses for our leased real estate.  Our other significant expenses are general and administrative, which includes compensation of employees, professional fees for compliance, external reporting, audit and legal services, and management / consulting fees.

With respect to our cost structure, salaries and benefits are one of our largest costs and are driven primarily by the number of storefronts operated throughout the year and seasonal fluctuation in sales volumes.  Phone and accessory cost of sales and occupancy costs make up our second and third largest expense items, respectively.  Our provision for losses is also a significant expense.  We have experienced seasonality in our Cricket operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

We evaluate our stores based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of payday loan fees), with consideration given to the length of time the branch has been open and its geographic location.  We evaluate changes in comparable branch financial and other measures on a routine basis to assess operating efficiency.  We define comparable branches as those branches that are open during the full periods for which a comparison is being made.  For example, comparable branches for the annual analysis we undertook as of December 31, 2010 have been open at least 24 months on that date.  We monitor newer branches for their progress toward profitability and rate of loan growth, units sold, or payment volume.

The contraction of the payday loan industry has followed, and continues to be significantly affected by, payday lending legislation and regulation in the various states and nationally.  We actively monitor and evaluate legislative and regulatory initiatives in each of the states and nationally, and are involved with the efforts of the various industry lobbying efforts.  To the extent that states enact legislation or regulations that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business could be adversely affected.  In Nebraska, legislation was introduced in 2008 (but did not advance) to ban all cash advance or payday loans in Nebraska.  Despite the defeat of this legislation, since we derived approximately 27.55% of our 2010 and 28.03% of our year-to-date 2011 total payday revenues in Nebraska, any subsequent attempts to pass similar legislation in Nebraska, or other legislation that would restrict our ability to make cash advance loans in Nebraska, would pose significant risks to our business.

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

Included in loans receivable are cash advance loans that are currently due or past due and cash advance loans that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.  Cash advance loans are carried at cost less the allowance for doubtful accounts.  The Company does not specifically reserve for any individual cash advance loan.  The Company aggregates cash advance loans for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.  As a result of the Company’s collection efforts, it historically writes off approximately 45% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximate percentages: 1 to 30 days – 43%; 31 to 60 days – 66%; 61 to 90 days – 81%; 91 to 120 days – 87%; and 121 to 180 days – 89%.  All returned items are charged off after 180 days, as collections after that date have not been significant.  The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

A rollforward of the Company’s loans receivable allowance for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010

Loans receivable allowance, beginning of period	$1,165,000	$1,237,000
Provision for loan losses charged to expense	179,000	161,000
Charge-offs, net	(423,000)	(407,000)
Loans receivable allowance, end of period	$921,000	$991,000

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

Results of Operations - Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

For the three-month period ended March 31, 2011, net income was $.41 million compared to net income of $.48 million for the three months ended March 31, 2010. During the three months ended March 31, 2011, income from operations before income taxes was $.67 million compared to $.78 million for the three months ended March 31, 2010. The major components of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense are discussed below.

Revenues

Revenues totaled $5.04 million for the three months ended March 31, 2011, compared to $4.66 million for the three months ended March 31, 2010. The increase in total revenues resulted primarily from an increase in fees received for Cricket payment processing due to an increased compensation percentage from Cricket year over year.  Also contributing to the increase is a higher average sales price per phone on a reduced number of units sold,  an increase in accessory unit sales and an increase in services producing other fees and income, offset by a slight decline in loan originations.

Loan originations in the 2011 interim period declined slightly.  During the three-month periods ended March 31, 2011 and March 31, 2010, we originated approximately $15.2 million $16.1 million in cash advance loans, respectively.  Our average loan (including fees) totaled approximately $378 and $368 during the three-month periods ended March 31, 2011 and 2010, respectively. Our average fee for the three-month periods ended March 31, 2011 and 2010 was $55 and $54, respectively.

The following table summarizes our revenues for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
			(percentage of revenues)
Payday loan fees	$2,325,747	$2,490,225	46.2%	53.5%
Phones and accessories	1,586,915	1,478,548	31.5%	31.8%
Payment processing fees	554,696	173,780	11.0%	3.7%
Check cashing fees	232,542	232,595	4.6%	5.0%
Other income and fees	338,731	280,854	6.7%	6.0%
Total	$5,038,631	$4,656,002	100.0%	100.0%

Store Expenses

Total expenses associated with store operations for the three months ended March 31, 2011 were $3.54 million, compared to $3.22 million for the three months ended March 31, 2010, or a 9.84% increase for the interim periods.  The major components of these expenses are salaries and benefits for our store employees, provision for loan losses, costs of sales for phones and accessories, occupancy costs relating to our store leaseholds, advertising expenses, depreciation of store equipment and leasehold improvements, amortization of intangible assets and other expenses associated with store operations.

Overall, our most significant decreases in store expenses for the three months ended March 31, 2011 and 2010 related to salaries and benefits for our store employees and occupancy costs. Our most significant increase in store expenses over that same period prior year relates to our phones and accessories cost of sales. A discussion and analysis of the various components of our store expenses appears below.

Salaries and Benefits. Payroll and related costs at the store level were $1.11 million compared to $1.23 million for the periods ended March 31, 2011 and 2010, respectively. The decrease in costs is attributed to our operating four fewer payday and two fewer Cricket stores during 2011.

Provisions for Loan Losses. For the three months ended March 31, 2011, our provisions for loan losses were $.18 million compared to $.16 million for the three months ended March 31, 2010. Our provisions for loan losses represented approximately 7.7% and 6.5% of our loan fee revenue for the three months ended March 31, 2011 and 2010, respectively.  Due to our inability to foretell the scope and duration of the current economic recovery, we believe there are currently uncertainties in how significant our total 2011 loan losses may be and how they may differ from 2010.

Phone and Accessories Cost of Sales.  For the three months ended March 31, 2011, our costs of sales were $.96 million compared to $.43 million for the same period in 2010.  The increase in our Cricket Wireless segment phone and accessory revenues together with the change in dealer compensation structure from Cricket had a corresponding upward impact to our costs of sales.

Occupancy Costs. Occupancy expenses, comprised mainly of store leases, were $.42 million for the three months ended March 31, 2011 versus $.50 million for the three months ended March 31, 2010.  The decrease in our occupancy costs is primarily a result of operating six fewer storefronts in 2011.

Advertising. Advertising and marketing expenses remained consistent at $.08 million for both the three months ended March 31, 2010 and 2011.  In general, we expect that our marketing and advertising expenses for 2011 will remain consistent with 2010 levels.

Depreciation. Depreciation, relating to store equipment and leasehold improvements, decreased slightly to $.06 million for the three months ended March 31, 2011 from $.07 million for the three months ended March 31, 2010.

Amortization of Intangible Assets. Amortization of intangible assets decreased from $.13 million for the three months ended March 31, 2010 to $.12 million, or 7.7%, for the three months ended March 31, 2011.

Other Store Expenses. Other expenses decreased to $.61 million for the three months ended March 31, 2011 from $.62 million for the three months ended March 31, 2010.  The decrease was primarily due to operating fewer stores during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

General and Administrative Expenses

Total general and administrative costs for the three months ended March 31, 2011 were $.83 million compared to $.65 million for the period ended March 31, 2010. For the three months ended March 31, 2011, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses. A discussion and analysis of the various components of our general and administrative costs appears below:

Salaries and Benefits. Salaries and benefits expenses for the three months ended March 31, 2011 were $.45 million, a $.13 million increase from the $.32 million in such expenses during period ended March 31, 2010. The increase was due to the accrual of expense for the annual management bonus pool and the recharacterization of certain employees and their salaries from “store-related” expense to corporate infrastructure expense.

Interest.  Interest expense for the three months ended March 31, 2011 was $.09 million compared to $.08 million for the three months ended March 31, 2010.  Interest expense related to the WERCS loan and notes payable for store acquisitions made during prior periods.

Other General and Administrative Expenses. Other general and administrative expenses, such as professional fees, management and consulting fees, utilities, office supplies, and other minor costs associated with corporate headquarters activities, increased $.05 million or 21%, to $.29 million for the three months ended March 31, 2011 compared to $.24 million from the three months ended March 31, 2010. The increase in these expenses is mainly attributable to management and consulting fees, which we did not begin incurring during 2010 until April 1.

Income Tax Expense

Income tax expense for the three months ended March 31, 2011 was $.26 million compared to income tax expense of $.30 million for the three months ended March 31, 2010, an effective rate of 38% for both interim periods.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three Months Ended March 31,
	2011	2010

Cash flows provided (used) by :
Operating activities	$1,065,420	$1,483,530
Investing activities	(13,574)	(13,108)
Financing activities	(1,172,162)	(1,447,627)
Net decrease in cash	(120,316)	22,795
Cash, beginning of period	2,092,386	1,526,562
Cash, end of period	$1,972,070	$1,549,357

At March 31, 2011, we had cash of $1.97 million compared to cash of $2.09 million on December 31, 2010.  The net decrease results mainly from repayment of debt, including the $1 million of short-term debt, offset by cash flows provided by operating activities.  We believe that our available cash, combined with expected cash flows from operations will be sufficient to fund our liquidity and capital expenditure requirements through March 31, 2012. Our expected short-term uses of available cash include the funding of operating activities (including anticipated increases in payday loans) and the financing of expansion activities, including new store openings and store acquisitions.

Because of the constant threat of regulatory changes to the payday lending industry, we believe it will be difficult for us to obtain debt financing from traditional financial institutions.  Financing we may obtain from alternate sources is likely to involve higher interest rates.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2011.

Item 4. Controls and Procedures

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

As of March 31, 2011, our Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

As of March 31, 2011, the Company had an outstanding accrued but unpaid and cumulated dividends on its Series A Convertible Preferred Stock aggregating to $1,975,000.  Our Series A Convertible Preferred Stock ranks senior to our common stock.

Item 5. Other Information

On May 10, 2011, our Board of Directors unanimously approved the appointment of Stephen Irlbeck as the Company's Chief Financial Officer, effective immediately.  Prior to his appointment as Chief Financial Officer, Mr. Irlbeck served as our Senior Director of Accounting. With Mr. Irlbeck's appointment, John Quandahl is no longer our interim Chief Financial Officer.

Mr. Irlbeck joined the Company on January 1, 2009. Prior to joining the Company, Mr. Irlbeck was a tax partner with Lutz and Company, PC, a local CPA firm located in Omaha, Nebraska.  He joined the firm in 1995 and was a tax partner in the firm from 2001 until leaving the firm in 2008.

No change has been made to Mr. Irlbeck's compensation or benefit package in connection with his appointment as Chief Financial Officer. Mr. Irlbeck is paid an annual salary of $140,000.  In addition to his salary, Mr. Irlbeck is eligible to participate in the annual performance-based management bonus pool.

Item 6. Exhibits

Exhibit	Description
10.1
Loan Extension Agreement among Wyoming Financial Lenders, Inc., Western Capital Resources, Inc. and WERCS, dated effective as of January 26, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 4, 2011).

10.2	Announcement of Appointment of Chief Financial Officer, dated effective as of May 10, 2011 (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith ).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith ).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith ).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2011	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Stephen Irlbeck
Stephen Irlbeck
Chief Financial Officer