Form 10-Q
period 2011-06-30
WESTERN CAPITAL RESOURCES, INC.
filed 2011-08-12
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:000-52015

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 12, 2011, the registrant had outstanding 7,446,007 shares of common stock, no par value per share.

Western Capital Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONTENTS

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Income	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS

CURRENT ASSETS
Cash	$1,325,243	$2,092,386
Loans receivable (less allowance for losses of $841,000 and $1,165,000)	4,458,765	4,743,906
Inventory	469,389	502,415
Prepaid expenses and other	306,192	152,736
Deferred income taxes	352,000	467,000
TOTAL CURRENT ASSETS	6,911,589	7,958,443

PROPERTY AND EQUIPMENT	744,151	824,102

GOODWILL	11,458,744	11,458,744

INTANGIBLE ASSETS	205,765	434,413

OTHER	91,875	95,180

TOTAL ASSETS	$19,412,124	$20,770,882

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,256,773	$1,477,607
Income taxes payable	-	435,670
Note payable – short-term	1,000,000	2,000,000
Current portion long-term debt	752,347	769,330
Preferred dividend payable	2,500,000	1,450,000
Deferred revenue	255,442	320,021
TOTAL CURRENT LIABILITIES	5,764,562	6,452,628

LONG-TERM LIABILITIES
Notes payable – long-term	558,412	905,188
Deferred income taxes	394,000	350,000
TOTAL LONG-TERM LIABILITIES	952,412	1,255,188
TOTAL LIABILITES	6,716,974	7,707,816

SHAREHOLDERS' EQUITY
Series A convertible preferred stock 10% cumulative dividends, $0.01 par value, $2.10 stated value, 10,000,000 shares authorized, issued and outstanding	100,000	100,000
Common stock, no par value, 240,000,000 shares authorized, 7,446,007 shares issued and outstanding	-	-
Additional paid-in capital	18,221,777	18,221,777
Accumulated deficit	(5,626,627)	(5,258,711)
TOTAL SHAREHOLDERS’ EQUITY	12,695,150	13,063,066

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$19,412,124	$20,770,882

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
REVENUES
Payday loan fees	$2,296,022	$2,541,063	$4,621,769	$5,031,288
Phones and accessories	808,948	813,995	2,395,863	2,292,543
Payment processing fees	440,224	324,246	994,920	498,026
Check cashing fees	154,603	164,590	387,145	397,185
Other income and fees	340,285	304,831	679,016	585,685
	4,040,082	4,148,725	9,078,713	8,804,727

STORE EXPENSES
Salaries and benefits	1,033,563	1,148,882	2,145,608	2,379,500
Provisions for loan losses	275,216	331,934	454,089	492,678
Phones and accessories cost of sales	433,344	294,618	1,391,241	722,741
Occupancy	395,934	464,670	813,997	965,626
Advertising	83,287	93,184	164,887	174,499
Depreciation	62,931	70,151	127,024	139,023
Amortization of intangible assets	113,043	129,027	228,648	263,178
Other	512,041	500,211	1,122,018	1,116,522
	2,909,359	3,032,677	6,447,512	6,253,767

INCOME FROM STORES	1,130,723	1,116,048	2,631,201	2,550,960

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	405,888	378,829	851,815	702,350
Depreciation	5,688	5,389	9,708	9,645
Interest expense	63,573	112,350	156,765	196,004
Other	224,859	327,487	514,829	568,716
	700,008	824,055	1,533,117	1,476,715

INCOME BEFORE INCOME TAXES	430,715	291,993	1,098,084	1,074,245

INCOME TAX EXPENSE	161,000	72,000	416,000	370,000

NET INCOME	269,715	219,993	682,084	704,245

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS (assumes all paid)	(525,000)	(525,000)	(1,050,000)	(1,050,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(255,285)	$(305,007)	$(367,916)	$(345,755)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.03)	$(0.04)	$(0.05)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and diluted	7,446,007	7,458,095	7,446,007	7,725,565

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010

OPERATING ACTIVITIES
Net Income	$682,084	$704,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	136,732	148,668
Amortization	228,648	263,178
Shares retired for reimbursement of expenses	-	(88,000)
Deferred income taxes	159,000	151,000
Loss on disposal of property and equipment	27,342	14,947
Changes in operating assets and liabilities
Loans receivable	285,141	255,725
Inventory	33,026	197,550
Prepaid expenses and other assets	(150,151)	46,663
Accounts payable and accrued liabilities	(656,504)	(386,266)
Deferred revenue	(64,579)	(51,149)
Other liabilities – long-term	-	37,429
Net cash provided by operating activities	680,739	1,293,990

INVESTING ACTIVITIES
Purchase of property and equipment	(84,123)	(22,340)
Net cash used by investing activities	(84,123)	(22,340)

FINANCING ACTIVITIES
Advances/(payments) from notes payable – short-term	(1,000,000)	205,628
Payments on notes payable – long-term	(363,759)	(236,078)
Dividends	-	(1,250,000)
Net cash used by financing activities	(1,363,759)	(1,280,450)

NET DECREASE IN CASH	(767,143)	(8,800)

CASH
Beginning of period	2,092,386	1,526,562
End of period	$1,325,243	$1,517,762

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$732,984	$272,184
Interest paid	$163,652	$183,358

Non-cash financing and investing activities
Refinancing of note payable – short-term	$-	$1,636,044

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2010. The condensed consolidated balance sheet at December 31, 2010, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

Western Capital Resources, Inc. (WCR), through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL) and PQH Wireless, Inc. (PQH), collectively referred to as the “Company,” provides retail financial services and retail cellular phone sales to individuals primarily in the Midwestern United States.  As of June 30, 2011, the Company operated 51 “payday” stores in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming) and operated 29 Cricket wireless retail stores in seven states (Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska and Texas).  The condensed consolidated financial statements include the accounts of WCR, WFL, and PQH. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company also provides title, installment loan and other ancillary consumer financial products and services that are complementary to its cash advance-lending business, such as check-cashing services, money transfers and money orders.  In our check cashing business, we primarily cash payroll checks, but we also cash government assistance, tax refund and insurance checks or drafts. Our fees for cashing payroll checks average approximately 2.5% of the face amount of the check, subject to local market conditions, and this fee is deducted from the cash given to the customer for the check. We display our check cashing fees in full view of our customers on a menu board in each store and provide a detailed receipt for each transaction. Although we have established guidelines for approving check-cashing transactions, we have no preset limit on the size of the checks we will cash.

Our loans and other related services are subject to state regulations (which vary from state to state), federal regulations and local regulations, where applicable.

The Company also operates a Cricket Wireless Retail division that is a premier dealer for Cricket Communications, Inc. reselling cellular phones and accessories and accepting service payments from Cricket customers.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Significant management estimates relate to the allowance for loans receivable losses, allocation of and carrying value of goodwill and intangible assets, and deferred taxes and tax uncertainties.

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

Loans Receivable / Allowance for Loans Receivable Losses

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

Included in loans receivable are cash advance loans that are currently due or past due and cash advance loans that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.  Cash advance loans are carried at cost less the allowance for loan receivable losses.  The Company does not specifically reserve for any individual cash advance loan.  The Company aggregates cash advance loans for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.  As a result of the Company’s collection efforts, it historically writes off approximately 42% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximate percentages: 1 to 30 days – 42%; 31 to 60 days – 65%; 61 to 90 days – 81%; 91 to 120 days – 86%; and 121 to 180 days – 89%.  All returned items are charged off after 180 days, as collections after that date have not been significant.  The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

A rollforward of the Company’s loans receivable allowance for the three months ended June 30, 2011 and 2010 is as follows:

	Six Months Ended June 30,
	2011	2010

Loans receivable allowance, beginning of period	$1,165,000	$1,237,000
Provision for loan losses charged to expense	454,000	493,000
Charge-offs, net	(778,000)	(808,000)
Loans receivable allowance, end of period	$841,000	$922,000

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted net loss per common share is computed by dividing the net loss available to common shareholders by the sum of the weighted average number of common shares outstanding plus potentially dilutive common share equivalents (convertible preferred shares) when dilutive. The 10 million shares of potentially dilutive Series A Convertible Preferred Stock  outstanding at June 30, 2011 and 2010 were anti-dilutive and therefore excluded from the dilutive net loss per share computation.

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

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04 “Fair Value Measurement (Topic820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  For public entities, ASU 2011-04 is effective for interim or annual reporting periods ending on or after December 15, 2011.  We are assessing the impact of ASU 2011-04 on our consolidated financial statements.

No other new accounting pronouncement issued or effective during the fiscal quarter has had or is expected to have a material impact on the condensed consolidated financial statements.

2.         Loans Receivable –

At June 30, 2011 and December 31, 2010 our outstanding loans receivable aging was as follows:

	June 30, 2011	December 31, 2010
Current	$4,302,000	$4,542,000
1-30	255,000	276,000
31 – 60	188,000	234,000
61 – 90	149,000	209,000
91 - 120	123,000	220,000
121 – 150	129,000	227,000
151 – 180	154,000	201,000
	5,300,000	5,909,000
Allowance for losses	(841,000)	(1,165,000)
	$4,459,000	$4,744,000

3.         Segment Information –

The Company has grouped its operations into two segments – Payday Operations and Cricket Wireless Retail Operations. The Payday Operations segment provides financial and ancillary services. The Cricket Wireless Retail Operations segment is a dealer for Cricket Communications, Inc., reselling cellular phones and accessories and serving as a payment center for Cricket customers.

Segment information related to the three and six months ended June 30, 2011 and  2010 is set forth below:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Payday	Cricket Wireless	Total	Payday	Cricket Wireless	Total

Revenues from external customers	$2,603,830	$1,436,252	$4,040,082	$2,883,892	$1,264,833	$4,148,725
Net income (loss)	$335,670	$(65,955)	$269,715	$504,668	$(284,675)	$219,993

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Payday	Cricket Wireless	Total	Payday	Cricket Wireless	Total

Revenues from external customers	$5,244,827	$3,833,886	$9,078,713	$5,666,799	$3,137,928	$8,804,727
Net income (loss)	$715,238	$(33,154)	$682,084	$1,013,008	$(308,763)	$704,245
Total segment assets	$14,500,282	$4,911,842	$19,412,124	$14,871,201	$5,191,286	$20,062,487

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

In May 2010, new laws were enacted in Wisconsin that restrict the number of times a consumer may renew (or rollover) a payday loan. Previously, there were no limits to the number of rollovers permitted.  Effective January 1, 2011, consumers in Wisconsin are only allowed to renew a payday loan once, and then lenders are required to offer a 60-day, interest free, payment plan to consumers.  The Company is still assessing the impact of these new Wisconsin laws. Our preliminary projections indicate the changes could reduce revenue in the state by 30% - 40%.  Currently, we derive approximately 4.06% of our Payday division revenues from fees in Wisconsin.

On November 2, 2010, voters in Montana passed Petition Initiative I-164.  Effective January 1, 2011, Petition Initiative I-164 capped fees on payday loans at an imputed interest rate of 36%.  The Company discontinued its operations and closed all four stores in Montana due to this law change.  In 2010, approximately 3.87% of the Company’s Payday division revenues were generated in Montana.

The passage of federal or state laws and regulations could, at any point, essentially prohibit the Company from conducting its payday lending business in its current form.  Any such legal or regulatory change would certainly have a material and adverse effect on the Company, its operating results, financial condition and prospects, and perhaps even its viability.

For the six months ended June 30, 2011 and 2010, the Company had significant revenues by state (shown as a percentage of applicable division’s revenue) as follows:

Payday Division			Cricket Wireless Division
	2011 % of Revenues	2010 % of Revenues		2011 % of Revenues	2010 % of Revenues
Nebraska	28%	27%	Missouri	28%	30%
Wyoming	15%	14%	Nebraska	20%	15%
North Dakota	18%	16%	Texas	14%	11%
Iowa	13%	12%	Indiana	26%	28%

6.         Preferred Stock Dividend –

Reconciliations of the cumulative preferred stock dividend payable are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Balance due, beginning of the period	$1,975,000	$275,000	$1,450,000	$1,000,000
Current quarter preferred dividends payable	525,000	525,000	1,050,000	1,050,000
Preferred dividends paid	-	-	-	(1,250,000)
Balance due, end of the period	$2,500,000	$800,000	$2,500,000	$800,000

In addition, the Company has $525,000 of second quarter unaccrued cumulative preferred dividends from June 30, 2011 and 2010 that became due and payable July 15, 2011 and 2010, respectively.

7.         Other Expense –

A breakout of other expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Store expenses
Bank fees	$59,519	$45,897	$134,848	$104,787
Collection costs	97,976	92,772	205,930	202,925
Repairs & maintenance	26,171	40,850	73,466	89,956
Supplies	42,938	43,603	77,342	87,279
Telephone	32,910	36,221	66,564	75,450
Utilities and network lines	108,017	112,457	235,441	260,704
Other	144,510	128,411	328,427	295,421
	$512,041	$500,211	$1,122,018	$1,116,522

General & administrative expenses
Professional fees	$41,355	$155,348	$164,870	$328,373
Management and consulting fees	117,117	100,000	217,117	100,000
Other	66,387	72,139	132,842	140,343
	$224,859	$327,487	$514,829	$568,716

8.         Subsequent Events –

Special Committee of the Board of Directors

In June 2011, the Board of Directors appointed Mr. Ellery Roberts to a special committee of the board.  The appointment was initially made for up to six months.  In consideration for his additional service on the committee, the Company will pay Mr. Roberts $13,000 per month.

Litigation

On July 6, 2011, the U.S. District Court for the District of Minnesota granted the Company’s motion to dismiss the action brought by Messrs. Steven Staehr and David Stueve.  In their action brought on March 26, 2010, the plaintiffs alleged, among other things, that our Board of Directors breached certain of their fiduciary duties primarily in connection with the sale by WERCS of its capital stock in the Company to WCR, LLC.  The lawsuit was dismissed without prejudice.

Additional Cricket Wireless Retail Store Locations

On July 22, 2011, Cricket Communications notified the Company of its acceptance of the Company's bid to purchase the assets of three Cricket retail stores in Oklahoma, two of which are in Oklahoma City, and one of which is in Tulsa.  Each of the retail stores sells mobile phones and related accessories.  The purchase price, after adjustment for working capital and inventory requirements, is expected to be approximately $500,000.  The Company plans to enter into a definitive agreement to purchase the retail stores in August 2011, which the Company expects to be in a form consistent with transactions of a similar nature.

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

General Overview

We provide (through Wyoming Financial Lenders, Inc.) retail financial services to individuals primarily in the midwestern and southwestern United States. These services include non-recourse cash advance loans, small unsecured installment loans, check cashing and other money services. As of June 30, 2011, we operated 51 “payday” stores in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming).

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

We also operate (through PQH Wireless, Inc.) Cricket Wireless retail stores as an authorized dealer of Cricket Wireless products and services. Authorized dealers are permitted to sell the Cricket line and generally locate their store operations in areas with a strong potential customer base where Cricket does not maintain a corporate storefront. These locations are generally within the urban core or surrounding areas of a community. We are an authorized premier Cricket dealer, and as such, we are only permitted to sell the Cricket line of prepaid cellular phones at our Cricket retail stores. As of June 30, 2011, we operated 29 Cricket wireless retail stores in seven states (Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska and Texas).

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

The contraction of the payday loan industry has followed, and continues to be significantly affected by, payday lending legislation and regulation in the various states and nationally.  We actively monitor and evaluate legislative and regulatory initiatives in each of the states and nationally, and are involved with the efforts of the various industry lobbying efforts.  To the extent that states enact legislation or regulations that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business could be adversely affected.  In Nebraska, legislation was introduced in 2008 (but did not advance) to ban all cash advance or payday loans in Nebraska.  Despite the defeat of this legislation, since we derived approximately 27.55% of our 2010 and 28.28% of our year-to-date 2011 total payday revenues in Nebraska, any subsequent attempts to pass similar legislation in Nebraska, or other legislation that would restrict our ability to make cash advance loans in Nebraska, would pose significant risks to our business.

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

Allowance for Loans Receivable Losses

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

Included in loans receivable are cash advance loans that are currently due or past due and cash advance loans that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.  Cash advance loans are carried at cost less the allowance for loans receivable losses.  The Company does not specifically reserve for any individual cash advance loan.  The Company aggregates cash advance loans for purposes of estimating the allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.  As a result of the Company’s collection efforts, it historically writes off approximately 42% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximate percentages: 1 to 30 days – 42%; 31 to 60 days – 65%; 61 to 90 days – 81%; 91 to 120 days – 86%; and 121 to 180 days – 89%.  All returned items are charged off after 180 days, as collections after that date have not been significant.  The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

A rollforward of the Company’s loans receivable allowance for the six months ended June 30, 2011 and 2010 is as follows:

	Six Months Ended June 30,
	2011	2010

Loans receivable allowance, beginning of period	$1,165,000	$1,237,000
Provision for loan losses charged to expense	454,000	493,000
Charge-offs, net	(778,000)	(808,000)
Loans receivable allowance, end of period	$841,000	$922,000

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

Results of Operations - Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

For the three-month period ended June 30, 2011, net income was $.27 million compared to net income of $.22 million for the three months ended June 30, 2010. During the three months ended June 30, 2011, income from operations before income taxes was $.43 million compared to $.29 million for the three months ended June 30, 2010. The major components of revenues, store expenses, general and administrative expenses, and income tax expense are discussed below.

Revenues

Revenues totaled $4.04 million for the three months ended June 30, 2011, compared to $4.15 million for the three months ended June 30, 2010. The decrease in total revenues resulted primarily from the closing of our Montana payday operations.  This decrease was partially offset by an increase in Cricket payment processing fees due to a change in the compensation arrangement with Cricket    Loan originations in the 2011 interim period declined  due to the closing of our Montana payday operations.  During the three-month periods ended June 30, 2011 and , 2010, we originated approximately $16.23 million $17.63 million in cash advance loans, respectively.  Our average loan (including fees) totaled approximately $378 and $362 during the three-month periods ended June 30, 2011 and 2010, respectively. Our average fee for the three-month periods ended June 30, 2011 and 2010 was $55 and $53, respectively.

The following table summarizes our revenues for the three months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
			(percentage of revenues)
Payday loan fees	$2,296,022	$2,541,063	56.9%	61.2%
Phones and accessories	808,948	813,995	20.0%	19.6%
Payment processing fees	440,224	324,246	10.9%	7.8%
Check cashing fees	154,603	164,590	3.8%	4.0%
Other income and fees	340,285	304,831	8.4%	7.4%
Total	$4,040,082	$4,148,725	100.0%	100.0%

Store Expenses

Total expenses associated with store operations for the three months ended June 30, 2011 were $2.91 million, compared to $3.03 million for the three months ended June 30, 2010, or a 3.96% decrease for the interim periods.  The major components of these expenses are salaries and benefits for our store employees, provision for loan losses, costs of sales for phones and accessories, occupancy costs relating to our store leaseholds, advertising expenses, depreciation of store equipment and leasehold improvements, amortization of intangible assets and other expenses associated with store operations.

Overall, our most significant decreases in store expenses for the three months ended June 30, 2011 and 2010 related to salaries and benefits for our store employees, occupancy costs and provision for loan losses. Our most significant increase in store expenses over that same period prior year relates to our phones and accessories cost of sales. A discussion and analysis of the various components of our store expenses appears below.

Salaries and Benefits. Payroll and related costs at the store level were $1.03 million compared to $1.15 million for the three-month periods ended June 30, 2011 and 2010, respectively. The decrease in costs is attributed to our operating four fewer payday and two fewer Cricket stores during 2011 and due to the recharacterization of certain employees and their salaries from “store-related” expense to corporate infrastructure expense.

Provisions for Loan Losses. For the three months ended June 30, 2011, our provisions for loan losses were $.28 million compared to $.33 million for the three months ended June 30, 2010. Our provisions for loan losses represented approximately 12.0% and 13.1% of our loan fee revenue for the three months ended June 30, 2011 and 2010, respectively.  Due to our inability to foretell the scope and duration of the current economic recovery, we believe there are currently uncertainties in how significant our total 2011 loan losses may be and how they may differ from 2010.

Phone and Accessories Cost of Sales.  For the three months ended June 30, 2011, our costs of sales were $.43 million compared to $.29 million for the same period in 2010.  The increase in our Cricket Wireless segment phone and accessory costs resulted from the change in dealer compensation structure from Cricket.

Occupancy Costs. Occupancy expenses, comprised mainly of store leases, were $.40 million for the three months ended June 30, 2011 versus $.46 million for the three months ended June 30, 2010.  The decrease in our occupancy costs is primarily a result of operating six fewer storefronts in 2011.

Advertising. Advertising and marketing expenses decreased slightly from $.09 million to $.08 million for the three months ended June 30, 2011 and 2010, respectively.  In general, we expect that our marketing and advertising expenses for 2011 will remain consistent with 2010 levels.

Depreciation. Depreciation, relating to store equipment and leasehold improvements, decreased slightly to $.06 million for the three months ended June 30, 2011 from $.07 million for the three months ended June 30, 2010.

Amortization of Intangible Assets. Amortization of intangible assets decreased from $.13 million for the three months ended June 30, 2010 to $.11 million, or 15.4%, for the three months ended June 30, 2011.

Other Store Expenses. Other expenses increased to $.51 million for the three months ended June 30, 2011 from $.50 million for the three months ended June 30, 2010.

General and Administrative Expenses

Total general and administrative costs for the three months ended June 30, 2011 were $.70 million compared to $.82 million for the period ended June 30, 2010. For the three months ended June 30, 2011, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses. A discussion and analysis of the various components of our general and administrative costs appears below:

Salaries and Benefits. Salaries and benefits expenses for the three months ended June 30, 2011 were $.41 million, a $.03 million increase from the $.38 million in such expenses during period ended June 30, 2010. The increase was due to the recharacterization of certain employees and their salaries from “store-related” expense to corporate infrastructure expense.

Interest.  Interest expense for the three months ended June 30, 2011 was $.06 million compared to $.11 million for the three months ended June 30, 2010.  Interest expense related to the WERCS loan and notes payable for store acquisitions made during prior periods.

Other General and Administrative Expenses. Other general and administrative expenses, such as professional fees, management and consulting fees, utilities, office supplies, and other minor costs associated with corporate headquarters activities, decreased $.11 million or 33%, to $.22 million for the three months ended June 30, 2011 compared to $.33 million from the three months ended June 30, 2010. The decrease in these expenses is mainly attributable to lower professional fees related to litigation incurred in 2010 compared to 2011.

Income Tax Expense

Income tax expense for the three months ended June 30, 2011 was $.16 million compared to income tax expense of $.07 million for the three months ended June 30, 2010, an effective rate of 37% and 25%,  respectively.  The effective rate for the interim period 2010 was lower as a result of receiving non-taxable income in that period.

Results of Operations - Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

For the six-month period ended June 30, 2011, net income was $.68 million compared to net income of $.70 million for the six months ended June 30, 2010. During the six months ended June 30, 2011, income from operations before income taxes was $1.10 million compared to $1.07 million for the six months ended June 30, 2010. The major components of revenues, store expenses, general and administrative expenses, and income tax expense are discussed below.

Revenues

Revenues totaled $9.08 million for the six months ended June 30, 2011, compared to $8.80 million for the six months ended June 30, 2010. The increase in total revenues resulted primarily from an increase in payment processing fees due to a change in the compensation arrangement with Cricket year over year.  This increase was partially offset by a reduction in payday loan fees due to the closing of our Montana operations.

Loan originations in the 2011 interim period declined slightly.  During the six-month periods ended June 30, 2011 and June 30, 2010, we originated approximately $31.45 million and $33.77 million in cash advance loans, respectively.  Our average loan (including fees) totaled approximately $378 and $366 during the six-month periods ended June 30, 2011 and 2010, respectively. Our average fee for the six-month periods ended June 30, 2011 and 2010 was $55 and $54, respectively.

The following table summarizes our revenues for the six months ended June 30, 2011 and 2010, respectively:

	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
			(percentage of revenues)
Payday loan fees	$4,621,769	$5,031,288	50.9%	57.1%
Phones and accessories	2,395,863	2,292,543	26.4%	26.1%
Payment processing fees	994,920	498,026	10.9%	5.7%
Check cashing fees	387,145	397,185	4.3%	4.5%
Other income and fees	679,016	585,685	7.5%	6.6%
Total	$9,078,713	$8,804,727	100.0%	100.0%

Store Expenses

Total expenses associated with store operations for the six months ended June 30, 2011 were $6.45 million, compared to $6.25 million for the six months ended June 30, 2010, or a 3.2% increase for the interim periods.  The major components of these expenses are salaries and benefits for our store employees, provision for loan losses, costs of sales for phones and accessories, occupancy costs relating to our store leaseholds, advertising expenses, depreciation of store equipment and leasehold improvements, amortization of intangible assets and other expenses associated with store operations.

Overall, our most significant decreases in store expenses for the six months ended June 30, 2011 and 2010 related to salaries and benefits for our store employees and occupancy costs. Our most significant increase in store expenses over that same period prior year relates to our phones and accessories cost of sales. A discussion and analysis of the various components of our store expenses appears below.

Salaries and Benefits. Payroll and related costs at the store level were $2.15 million compared to $2.38 million for the periods ended June 30, 2011 and 2010, respectively. The decrease in costs is attributed to our operating four fewer payday and two fewer Cricket stores during 2011 and due to the recharacterization of certain employees and their salaries from “store-related” expense to corporate infrastructure expense.

Provisions for Loan Losses. For the six months ended June 30, 2011, our provisions for loan losses were $.45 million compared to $.49 million for the six months ended June 30, 2010. Our provisions for loan losses represented approximately 9.8% of our loan fee revenue for each of the six month periods ended June 30, 2011 and 2010.  Due to our inability to foretell the scope and duration of the current economic recovery, we believe there are currently uncertainties in how significant our total 2011 loan losses may be and how they may differ from 2010.

Phone and Accessories Cost of Sales.  For the six months ended June 30, 2011, our costs of sales were $1.39 million compared to $.72 million for the same period in 2010.  The increase in our Cricket Wireless segment phone and accessory costs resulted from the change in dealer compensation structure from Cricket.

Occupancy Costs. Occupancy expenses, comprised mainly of store leases, were $.81 million for the six months ended June 30, 2011 versus $.97 million for the six months ended June 30, 2010.  The decrease in our occupancy costs is primarily a result of operating six fewer storefronts in 2011.

Advertising. Advertising and marketing expenses remained consistent at $.16 million and .17 million for the the six months ended June 30, 2011 and 2010, respectively.  In general, we expect that our marketing and advertising expenses for 2011 will remain consistent with 2010 levels.

Depreciation. Depreciation, relating to store equipment and leasehold improvements, decreased slightly to $.13 million for the six months ended June 30, 2011 from $.14 million for the six months ended June 30, 2010.

Amortization of Intangible Assets. Amortization of intangible assets decreased from $.26 million for the six months ended June 30, 2010 to $.23 million, or 11.5%, for the six months ended June 30, 2011.

Other Store Expenses. Other expenses were $1.1 million for each six month period ended June 30, 2011 and 2010.

General and Administrative Expenses

Total general and administrative costs for the six months ended June 30, 2011 were $1.53 million compared to $1.48 million for the period ended June 30, 2010. For the six months ended June 30, 2011, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses. A discussion and analysis of the various components of our general and administrative costs appears below:

Salaries and Benefits. Salaries and benefits expenses for the six months ended June 30, 2011 were $.85 million, a $.15 million increase from the $.70 million in such expenses during period ended June 30, 2010. The increase was due to the accrual of expense for the annual management bonus pool and the recharacterization of certain employees and their salaries from “store-related” expense to corporate infrastructure expense.

Interest.  Interest expense for the six months ended June 30, 2011 was $.16 million compared to $.20 million for the six months ended June 30, 2010.  Interest expense related to the WERCS loan and notes payable for store acquisitions made during prior periods.

Other General and Administrative Expenses. Other general and administrative expenses, such as professional fees, management and consulting fees, utilities, office supplies, and other minor costs associated with corporate headquarters activities, decreased $.06 million or 10.5%, to $.51 million for the six months ended June 30, 2011 compared to $.57 million from the six months ended June 30, 2010. The net decrease in these expenses is mainly attributable to a decrease in professional fees related to litigation partially offset by higher 2011 management and consulting fees, which we began incurring after April 1, 2010.

Income Tax Expense

Income tax expense for the six months ended June 30, 2011 was $.42 million compared to income tax expense of $.37 million for the six months ended June 30, 2010, an effective rate of 38% and 34%, respectively.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six Months Ended June 30,
	2011	2010

Cash flows provided (used) by :
Operating activities	$680,739	$1,293,990
Investing activities	(84,123)	(22,340)
Financing activities	(1,363,759)	(1,280,450)
Net decrease in cash	(767,143)	(8,800)
Cash, beginning of period	2,092,386	1,526,562
Cash, end of period	$1,325,243	$1,517,762

At June 30, 2011, we had cash of $1.33 million compared to cash of $2.09 million on December 31, 2010.  The net decrease results mainly from repayment of debt, including the $1 million of short-term debt, offset by cash flows provided by operating activities.  We believe that our available cash, combined with expected cash flows from operations will be sufficient to fund our liquidity and capital expenditure requirements through June 30, 2012. Our expected short-term uses of available cash include the funding of operating activities (including anticipated increases in payday loans), the financing of expansion activities, including new store openings or store acquisitions and the repayment of long and short-term debt.

Because of the constant threat of regulatory changes to the payday lending industry, we believe it will be difficult for us to obtain debt financing from traditional financial institutions.  Financing we may obtain from alternate sources is likely to involve higher interest rates.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2011.

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

As of June 30, 2011, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 26, 2010, the Company and all of the then-current members of its Board of Directors, among others, were sued by our former Chief Financial Officer and another former member of management, Messrs. Steven Staehr and David Stueve, respectively.  In that lawsuit, the plaintiffs alleged, among other things, that our Board of Directors breached certain of their fiduciary duties primarily in connection with the sale by WERCS of its capital stock in the Company to WCR, LLC.  The complaint sought injunctive and declaratory relief and unspecified money damages.  After the filing of the lawsuit, the Company removed the lawsuit to federal court and the plaintiffs sought to remand the case back to state court.  On October 26, 2010, the plaintiffs’ motion to remand the case to state court was denied by the federal court.  The Company subsequently filed a motion to dismiss the lawsuit, and was required to resubmit such motion based on certain amendments the plaintiffs made to their complaint.  On July 6, 2011, the Company’s motion to dismiss was granted, without prejudice.

Item 3. Defaults upon Senior Securities

As of June 30, 2011, the Company had an outstanding accrued but unpaid and cumulated dividends on its Series A Convertible Preferred Stock aggregating to $2,500,000.  Our Series A Convertible Preferred Stock ranks senior to our common stock.

Item 5. Other Information

On July 22, 2011, Cricket Communications notified the Company of its acceptance of the Company's bid to purchase the assets of three Cricket retail stores in Oklahoma, two of which are in Oklahoma City, and one of which is in Tulsa.  Each of the retail stores sells mobile phones and related accessories.  The purchase price, after adjustment for working capital and inventory requirements, is expected to be approximately $500,000.  The Company plans to enter into a definitive agreement to purchase the retail stores in August 2011, which the Company expects to be in a form consistent with transactions of a similar nature.

Item 6. Exhibits

Exhibit	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith ).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Lable Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2011	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Stephen Irlbeck
Stephen Irlbeck
Chief Financial Officer