Form 10-Q
period 2011-09-30
WESTERN CAPITAL RESOURCES, INC.
filed 2011-11-14
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011 or

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 10, 2011, the registrant had outstanding 7,446,007 shares of common stock, no par value per share.

Western Capital Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONTENTS

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Income	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS

CURRENT ASSETS
Cash	$1,675,538	$2,092,386
Loans receivable (less allowance for losses of $986,000 and $1,165,000)	4,466,269	4,743,906
Inventory	470,170	502,415
Prepaid expenses and other	218,109	152,736
Deferred income taxes	403,000	467,000
TOTAL CURRENT ASSETS	7,233,086	7,958,443

PROPERTY AND EQUIPMENT	747,292	824,102

GOODWILL	11,799,744	11,458,744

INTANGIBLE ASSETS	169,396	434,413

OTHER	213,017	95,180

TOTAL ASSETS	$20,162,535	$20,770,882

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,542,080	$1,477,607
Income taxes payable	108,415	435,670
Note payable – short-term	1,000,000	2,000,000
Current portion long-term debt	699,464	769,330
Preferred dividend payable	3,025,000	1,450,000
Deferred revenue	286,816	320,021
TOTAL CURRENT LIABILITIES	6,661,775	6,452,628

LONG-TERM LIABILITIES
Notes payable – long-term	536,406	905,188
Deferred income taxes	433,000	350,000
TOTAL LONG-TERM LIABILITIES	969,406	1,255,188
TOTAL LIABILITES	7,631,181	7,707,816

SHAREHOLDERS’ EQUITY
Series A convertible preferred stock 10% cumulative dividends, $0.01 par value, $2.10 stated value, 10,000,000 shares authorized, issued and outstanding	100,000	100,000
Common stock, no par value, 240,000,000 shares authorized, 7,446,007 shares issued and outstanding	-	-
Additional paid-in capital	18,221,777	18,221,777
Accumulated deficit	(5,790,423)	(5,258,711)
TOTAL SHAREHOLDERS’ EQUITY	12,531,354	13,063,066

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,162,535	$20,770,882

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
REVENUES
Payday loan fees	$2,514,814	$2,834,253	$7,136,583	$7,865,541
Phones and accessories	829,639	766,310	3,225,502	3,058,853
Cricket service fees	902,296	593,571	2,367,769	1,486,651
Installment interest income	233,003	-	313,765	-
Check cashing fees	149,596	168,602	536,741	565,787
Other income and fees	76,518	55,348	204,219	245,979
	4,705,866	4,418,084	13,784,579	13,222,811

STORE EXPENSES
Salaries and benefits	1,085,630	1,095,857	3,231,238	3,475,357
Provisions for loan losses	502,809	404,777	956,898	897,455
Phones and accessories cost of sales	534,720	387,892	1,925,961	1,110,633
Occupancy	391,021	451,528	1,205,018	1,417,154
Advertising	82,146	92,100	247,033	266,599
Depreciation	63,568	71,520	190,592	210,543
Amortization of intangible assets	116,369	129,027	345,017	392,205
Other	577,916	632,556	1,699,934	1,749,078
	3,354,179	3,265,257	9,801,691	9,519,024

INCOME FROM STORES	1,351,687	1,152,827	3,982,888	3,703,787

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	432,954	395,841	1,284,769	1,098,191
Depreciation	6,582	4,020	16,290	13,665
Interest expense	58,868	106,783	215,633	302,787
Other	258,079	206,480	772,908	775,196
	756,483	713,124	2,289,600	2,189,839

INCOME BEFORE INCOME TAXES	595,204	439,703	1,693,288	1,513,948

INCOME TAX EXPENSE	234,000	168,000	650,000	538,000

NET INCOME	361,204	271,703	1,043,288	975,948

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS (assumes all paid)	(525,000)	(525,000)	(1,575,000)	(1,575,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(163,796)	$(253,297)	$(531,712)	$(599,052)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.02)	$(0.03)	$(0.07)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and diluted	7,446,007	7,446,007	7,446,007	7,631,355

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010

OPERATING ACTIVITIES
Net Income	$1,043,288	$975,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	206,882	224,208
Amortization	345,017	392,205
Shares retired for reimbursement of expenses	-	(88,000)
Deferred income taxes	147,000	99,000
Loss on disposal of property and equipment	27,342	38,296
Changes in operating assets and liabilities
Loans receivable	277,637	16,812
Inventory	32,245	105,181
Prepaid expenses and other assets	(183,210)	130,336
Accounts payable and accrued liabilities	(262,782)	(102,450)
Deferred revenue	(33,205)	(50,070)
Other liabilities – long-term	-	37,429
Net cash provided by operating activities	1,600,214	1,778,895

INVESTING ACTIVITIES
Purchase of property and equipment	(125,414)	(22,340)
Acquisitions, net of cash acquired	(453,000)	-
Net cash used by investing activities	(578,414)	(22,340)

FINANCING ACTIVITIES
Advances (payments) from notes payable – short-term	(1,000,000)	205,628
Payments on notes payable – long-term	(438,648)	(418,733)
Dividends	-	(1,650,000)
Net cash used by financing activities	(1,438,648)	(1,863,105)

NET DECREASE IN CASH	(416,848)	(106,550)

CASH
Beginning of period	2,092,386	1,526,562
End of period	$1,675,538	$1,420,012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$830,234	$269,353
Interest paid	$228,256	$291,559

Non-cash financing and investing activities
Refinancing of note payable – short-term	$-	$1,636,044

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2010. The condensed consolidated balance sheet at December 31, 2010, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

Western Capital Resources, Inc. (WCR), through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL) and PQH Wireless, Inc. (PQH), collectively referred to as the “Company,” provides retail financial services and retail cellular phone sales to individuals primarily in the Midwestern United States.  As of September 30, 2011, the Company operated 51 “payday” stores in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming) and operated 31 Cricket wireless retail stores in eight states (Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Oklahoma and Texas).  The condensed consolidated financial statements include the accounts of WCR, WFL, and PQH. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Loans Receivable Allowance

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

Included in loans receivable are cash advance loans that are currently due or past due and cash advance loans that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.  Cash advance loans are carried at cost less the allowance for loan receivable losses.  The Company does not specifically reserve for any individual cash advance loan.  The Company aggregates cash advance loans for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.  As a result of the Company’s collection efforts, it historically writes off approximately 43% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximate percentages: 1 to 30 days – 43%; 31 to 60 days – 66%; 61 to 90 days – 82%; 91 to 120 days – 87%; and 121 to 180 days – 90%.  All returned items are charged off after 180 days, as collections after that date have not been significant.  The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

A rollforward of the Company’s loans receivable allowance for the nine months ended September 30, 2011 and 2010 is as follows:

	Nine Months Ended September 30,
	2011	2010

Loans receivable allowance, beginning of period	$1,165,000	$1,237,000
Provision for loan losses charged to expense	957,000	897,000
Charge-offs, net	(1,136,000)	(1,032,000)
Loans receivable allowance, end of period	$986,000	$1,102,000

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted net loss per common share is computed by dividing the net loss available to common shareholders by the sum of the weighted average number of common shares outstanding plus potentially dilutive common share equivalents (convertible preferred shares) when dilutive. The 10 million shares of potentially dilutive Series A Convertible Preferred Stock outstanding at September 30, 2011 and 2010 were anti-dilutive and therefore excluded from the dilutive net loss per share computation.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08 “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.”  ASU 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should perform additional steps to determine if there is goodwill impairment.  The amendments are effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011, early adoption being permitted.  We are assessing the impact of ASU 2011-08 on our consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20 “ Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”   ASU 2010-20 requires extensive new disclosures about financing receivables, including credit risk exposures and the allowance for credit losses.  For public entities, ASU 2010-20 disclosures of period-end balances are effective for interim or annual reporting periods ending on or after June 15, 2011, as updated by ASU 2011-01.  Disclosures related to activity that occurs during the reporting period are required for interim and annual reporting periods beginning on or after December 15, 2010.  The Company adopted this standard with no material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  For public entities, ASU 2011-04 is effective for interim or annual reporting periods ending on or after December 15, 2011.  We are assessing the impact of ASU 2011-04 on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29 “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.”   If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  ASU 2010-29 also expands the supplementary pro forma disclosures.  ASU 2010-29 was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The Company adopted this standard with no material impact on its consolidated financial statements.

No other new accounting pronouncement issued or effective during the fiscal quarter has had or is expected to have a material impact on the condensed consolidated financial statements.

2.	Loans Receivable –

At September 30, 2011 and December 31, 2010 our outstanding loans receivable aging was as follows:

	September 30, 2011	December 31, 2010
Current	$4,165,000	$4,542,000
1-30	338,000	276,000
31 – 60	254,000	234,000
61 – 90	218,000	209,000
91 – 120	189,000	220,000
121 – 150	156,000	227,000
151 – 180	132,000	201,000
	5,452,000	5,909,000
Allowance for losses	(986,000)	(1,165,000)
	$4,466,000	$4,744,000

3.	Segment Information –

The Company has grouped its operations into two segments – Payday Operations and Cricket Wireless Retail Operations. The Payday Operations segment provides financial and ancillary services. The Cricket Wireless Retail Operations segment is a dealer for Cricket Communications, Inc., reselling cellular phones and accessories and serving as a payment center for Cricket customers.

Segment information related to the three and nine months ended September 30, 2011 and  2010 is set forth below:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Payday	Cricket Wireless	Total	Payday	Cricket Wireless	Total

Revenues from external customers	$2,979,160	$1,726,706	$4,705,866	$3,102,175	$1,315,909	$4,418,084
Net income (loss)	$410,317	$(49,113)	$361,204	$461,485	$(189,782)	$271,703

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Payday	Cricket Wireless	Total	Payday	Cricket Wireless	Total

Revenues from external customers	$8,223,987	$5,560,592	$13,784,579	$8,768,974	$4,453,837	$13,222,811
Net income (loss)	$1,125,555	$(82,267)	$1,043,288	$1,403,494	$(427,546)	$975,948
Total segment assets	$14,716,708	$5,445,827	$20,162,535	$14,972,047	$5,081,383	$20,053,430

4.	Note Payable – Long-Term –

On January 26, 2011, WERCS extended the maturity of the promissory note made by WERCS to WFL, pursuant to the Business Loan Agreement dated April 1, 2010 and an accompanying $2,000,000 promissory note to WFL, to April 1, 2012.  In March 2011, as required by the terms of the note extension, the Company paid $1,000,000 toward the principal balance on the WERCS promissory note.

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

During the 2010 legislative session in Colorado, House Bill 10-1351 was passed into law.  This bill amended the Colorado Deferred Deposit Loan Act, the existing payday lending law.  The law became effective August 11, 2010 and modified traditional payday lending by changing the single payment advance (with no minimum term) into a single or multiple payment loan with a minimum six month term. It also limited the amount and type of fees that can be charged on these loans, effectively reducing by one-half the fees that can be charged and when the fees may be realized.  At present, the Company continues to operate its sole store in Colorado while the impact to profitability of this new law is being assessed.  Currently, we derive 1.36% of our Payday division revenues from fees in Colorado.

In May 2010, new laws were enacted in Wisconsin that restrict the number of times a consumer may renew (or rollover) a payday loan. Previously, there were no limits to the number of rollovers permitted.  Effective January 1, 2011, consumers in Wisconsin are only allowed to renew a payday loan once, and then lenders are required to offer a 60-day, interest free, payment plan to consumers.  The Company is still assessing the impact of these new Wisconsin laws. Our preliminary projections indicate the changes could reduce revenue in the state by 30% - 40%.  Currently, we derive approximately 6.41% of our Payday division revenues from fees in Wisconsin.

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

For the nine months ended September 30, 2011 and 2010, the Company had significant revenues by state (shown as a percentage of applicable division’s revenue) as follows:

Payday Division			Cricket Wireless Division
	2011 % of Revenues	2010 % of Revenues		2011 % of Revenues	2010 % of Revenues
Nebraska	28%	27%	Missouri	27%	31%
Wyoming	15%	13%	Nebraska	20%	15%
North Dakota	18%	16%	Texas	13%	11%
Iowa	12%	12%	Indiana	25%	29%

6.	Preferred Stock Dividend –

Reconciliations of the cumulative preferred stock dividend payable are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Balance due, beginning of the period	$2,500,000	$800,000	$1,450,000	$1,000,000
Current quarter preferred dividends payable	525,000	525,000	1,575,000	1,575,000
Preferred dividends paid	-	(400,000)	-	(1,650,000)
Balance due, end of the period	$3,025,000	$925,000	$3,025,000	$925,000

In addition, the Company has $525,000 of third quarter unaccrued cumulative preferred dividends from September 30, 2011 and 2010 that became due and payable October 15, 2011 and 2010, respectively.

7.	Other Expense –

A breakout of other expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Store expenses
Bank fees	$61,431	$54,734	$196,279	$159,521
Collection costs	86,276	105,291	292,206	308,216
Repairs & maintenance	37,202	47,125	110,668	137,081
Supplies	52,757	39,243	130,099	126,522
Telephone	33,229	33,194	99,793	108,644
Utilities and network lines	117,957	131,197	353,398	391,901
Other	189,064	221,772	517,491	517,193
	$577,916	$632,556	$1,699,934	$1,749,078

General & administrative expenses
Professional fees	$29,323	$41,347	$194,193	$369,720
Management and consulting fees	142,750	100,000	359,867	200,000
Other	86,006	65,133	218,848	205,476
	$258,079	$206,480	$772,908	$775,196

8.	Acquisitions –

In September 2011, the Company acquired three retail storefronts in Oklahoma from Cricket Wireless, Inc.  Two of these storefronts are located in Oklahoma City, and one is located in Tulsa.  Under the purchase method of accounting, the assets and liabilities of these acquisitions were recorded at their estimated fair values as of the purchase date as follows:

Fair Value

Property and equipment	$32,000
Intangible assets	80,000
Goodwill	341,000
$453,000

The results of the operations for the acquired locations have been included in the condensed consolidated financial statements since the date of the acquisitions. The following table presents the unaudited pro forma results of continuing operations for the three and nine months ended September 30, 2011 and 2010, as if the acquisitions had been consummated at the beginning of each period presented. The pro forma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the year presented or the results which may occur in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Pro forma revenue	$5,001,000	$4,831,000	$14,906,000	$14,462,000
Pro forma net income	390,800	313,700	1,156,900	1,101,900
Pro forma net loss per common share – basic and diluted	(0.02)	(0.03)	(0.06)	(0.06)

9.	Special Committee of the Board of Directors –

In June 2011, the Board of Directors appointed Mr. Ellery Roberts to a special committee of the board.  The appointment was initially made for up to six months.  In consideration for his additional service on the committee, the Company agreed to pay Mr. Roberts $13,000 per month.

10.	Litigation –

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

11.	Related Party Transactions –

The Company entered into two operating leases for property owned by Ladary, Inc. Ladary Inc. is owned by the Company’s CEO, two members of the Board of Directors and two Blackstreet Capital employees. Both leases are for terms of four years and have monthly aggregate payments of $6,000. Both leases are substantially similar to the terms held by the prior leaseholders. Both of these lease transactions were approved by the Company’s Board of Directors. The Directors involved with these lease transactions abstained from voting.

12.	Subsequent Events –

Additional Cricket Wireless Retail Store Locations

Cricket Wireless, Inc. notified the Company of its acceptance of the Company’s bids to purchase the assets of 11Cricket retail stores in eight states (Arizona, Colorado, Idaho, Illinois, Missouri, Nebraska, Ohio and Oregon).  Each of the retail stores sells mobile phones and related accessories.  The purchase price, after adjustment for working capital and inventory requirements, is expected to be approximately $1,200,000.  The Company has or will enter into a definitive agreement to purchase the retail stores, which the Company expects to be in a form consistent with transactions of a similar nature, and to take over the stores in October and November 2011.

Credit Facility

On October 18, 2011 the Company delivered a long-term Promissory Note to River City Equity, Inc.  A relative of our Chief Executive Officer is a minority shareholder in River City Equity, Inc.  Terms of the note are for up to $2,000,000 of principal to be loaned at a rate of 12% with interest payable on a monthly basis.  The note matures and all accrued and unpaid interest and the unpaid principal is due and payable on September 30, 2013.  The note includes a prepayment penalty and terms providing a security interest, under certain circumstances, in substantially all assets of the Company.  As of November 15, 2011, $1,000,000 has been advanced. This transaction was approved by the Audit Committee of the Board of Directors pursuant to the Company’s policy for approving transactions involving related parties.

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

General Overview

We provide (through Wyoming Financial Lenders, Inc.) retail financial services to individuals primarily in the Midwestern and southwestern United States. These services include non-recourse cash advance loans, small unsecured installment loans, check cashing and other money services. As of September 30, 2011, we operated 51 “payday” stores in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming).

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

We also operate (through PQH Wireless, Inc.) Cricket Wireless retail stores as an authorized dealer of Cricket Wireless products and services. Authorized dealers are permitted to sell the Cricket line and generally locate their store operations in areas with a strong potential customer base where Cricket does not maintain a corporate storefront. These locations are generally within the urban core or surrounding areas of a community. We are an authorized premier Cricket dealer, and as such, we are only permitted to sell the Cricket line of prepaid cellular phones at our Cricket retail stores. As of September 30, 2011, we operated 31 Cricket wireless retail stores in eight states (Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Oklahoma and Texas).

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

The contraction of the payday loan industry has followed, and continues to be significantly affected by, payday lending legislation and regulation in the various states and nationally.  We actively monitor and evaluate legislative and regulatory initiatives in each of the states and nationally, and are involved with the efforts of the various industry lobbying efforts.  To the extent that states enact legislation or regulations that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business could be adversely affected.  In Nebraska, legislation was introduced in 2008 (but did not advance) to ban all cash advance or payday loans in Nebraska.  Despite the defeat of this legislation, since we derived approximately 27.55% of our 2010 and 27.87% of our year-to-date 2011 total payday revenues in Nebraska, any subsequent attempts to pass similar legislation in Nebraska, or other legislation that would restrict our ability to make cash advance loans in Nebraska, would pose significant risks to our business.

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

Loans Receivable Allowance

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

Included in loans receivable are cash advance loans that are currently due or past due and cash advance loans that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.  Cash advance loans are carried at cost less the allowance for loans receivable losses.  The Company does not specifically reserve for any individual cash advance loan.  The Company aggregates cash advance loans for purposes of estimating the allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.  As a result of the Company’s collection efforts, it historically writes off approximately 42% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximate percentages: 1 to 30 days – 43%; 31 to 60 days – 66%; 61 to 90 days – 82%; 91 to 120 days – 87%; and 121 to 180 days – 90%.  All returned items are charged off after 180 days, as collections after that date have not been significant.  The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

A rollforward of the Company’s loans receivable allowance for the nine months ended September 30, 2011 and 2010 is as follows:

	Nine Months Ended September 30,
	2011	2010

Loans receivable allowance, beginning of period	$1,165,000	$1,237,000
Provision for loan losses charged to expense	957,000	897,000
Charge-offs, net	(1,136,000)	(1,032,000)
Loans receivable allowance, end of period	$986,000	$1,102,000

Valuation of Long-lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable; goodwill is analyzed on an annual basis. Factors that could trigger an impairment review include significant underperformance relative to expected historical or projected future cash flows, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured based on the excess of the assets’ carrying value over the estimated fair value.

Results of Operations – Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

For the three-month period ended September 30, 2011, net income was $.36 million compared to net income of $.27 million for the three months ended September 30, 2010. During the three months ended September 30, 2011, income from operations before income taxes was $.60 million compared to $.44 million for the three months ended September 30, 2010. The major components of revenues, store expenses, general and administrative expenses, and income tax expense are discussed below.

Revenues

Revenues totaled $4.71 million for the three months ended September 30, 2011, compared to $4.42 million for the three months ended September 30, 2010. The net increase in total revenues resulted from higher Cricket division revenue and lower Payday divisional revenue due to the closing of our Montana payday operations.  During the three-month periods ended September 30, 2011 and , 2010, we originated approximately $17.9 million and $19.3 million in cash advance loans, respectively.  Our average loan (including fees) totaled approximately $381 and $366 during the three-month periods ended September 30, 2011 and 2010, respectively. Our average fee for the three-month periods ended September 30, 2011 and 2010 was $55 and $54, respectively.

The following table summarizes our revenues for the three months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
			(percentage of revenues)
Payday loan fees	$2,514,814	$2,834,253	53.4%	64.2%
Phones and accessories	829,639	766,310	17.6%	17.3%
Cricket service fees	902,296	593,571	19.2%	13.4%
Investment interest income	233,003	-	5.0%	-%
Check cashing fees	149,596	168,602	3.2%	3.8%
Other income and fees	76,518	55,348	1.6%	1.3%
Total	$4,705,866	$4,418,084	100.0%	100.0%

Store Expenses

Total expenses associated with store operations for the three months ended September 30, 2011 were $3.35 million, compared to $3.27 million for the three months ended September 30, 2010, or a 2.4% increase for the interim periods.  The major components of these expenses are salaries and benefits for our store employees, provision for loan losses, costs of sales for phones and accessories, occupancy costs relating to our store leaseholds, advertising expenses, depreciation of store equipment and leasehold improvements, amortization of intangible assets and other expenses associated with store operations.

Overall, our most significant store expenses for the three months ended September 30, 2011 and 2010 related to salaries and benefits for our store employees, phone and accessory costs, occupancy costs and provision for loan losses. A discussion and analysis of the various components of our store expenses appears below.

Salaries and Benefits. Payroll and related costs at the store level were $1.09 million compared to $1.10 million for the three-month periods ended September 30, 2011 and 2010, respectively.  Year over year we operated four fewer payday stores while increasing the number of Cricket storefronts.

Provisions for Loan Losses. For the three months ended September 30, 2011, our provisions for loan losses were $.50 million compared to $.40 million for the three months ended September 30, 2010. Our provisions for loan losses represented approximately 20.0% and 14.3% of our loan fee revenue for the three months ended September 30, 2011 and 2010, respectively.  The increase can be attributed to our introduction of an installment loan product in Wisconsin, which has higher default rates than payday loans.  Due to our inability to foretell the scope and duration of the current economic recovery, we believe there are currently uncertainties in how significant our total 2011 loan losses may be and how they may differ from 2010.

Phone and Accessories Cost of Sales.  For the three months ended September 30, 2011, our costs of sales were $.53 million compared to $.39 million for the same period in 2010.  The increase in our Cricket Wireless segment phone and accessory costs resulted from the change in the structure of dealer compensation from Cricket, which increased fees to dealers while decreasing margins.

Occupancy Costs. Occupancy expenses, consisting mainly of store leases, were $.39 million for the three months ended September 30, 2011 versus $.45 million for the three months ended September 30, 2010.

Advertising. Advertising and marketing expenses decreased slightly from $.09 million to $.08 million for the three months ended September 30, 2010 and 2011, respectively.  In general, we expect that our marketing and advertising expenses for 2011 will remain consistent with 2010 levels.

Depreciation. Depreciation, relating to store equipment and leasehold improvements, decreased slightly to $.06 million for the three months ended September 30, 2011 from $.07 million for the three months ended September 30, 2010.

Amortization of Intangible Assets. Amortization of intangible assets decreased from $.13 million for the three months ended September 30, 2010 to $.12 million, a decrease of 7.7%, for the three months ended September 30, 2011.

Other Store Expenses. Other expenses decreased to $.58 million for the three months ended September 30, 2011 from $.63 million for the three months ended September 30, 2010.

General and Administrative Expenses

Total general and administrative costs for the three months ended September 30, 2011 were $.76 million compared to $.71 million for the period ended September 30, 2010. For the three months ended September 30, 2011, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses. A discussion and analysis of the various components of our general and administrative costs appears below:

Salaries and Benefits. Salaries and benefits expenses for the three months ended September 30, 2011 were $.43 million, a $.03 million increase from the $.40 million in such expenses during period ended September 30, 2010. The increase was due to the recharacterization of certain employees and their salaries from “store-related” expense to corporate infrastructure expense.

Interest.  Interest expense for the three months ended September 30, 2011 was $.06 million compared to $.11 million for the three months ended September 30, 2010.  Interest expense related to the WERCS loan and notes payable for store acquisitions made during prior periods.

Other General and Administrative Expenses. Other general and administrative expenses, such as professional fees, management and consulting fees, utilities, office supplies, and other minor costs associated with corporate headquarters activities, increased $.05 million to $.26 million for the three months ended September 30, 2011 compared to $.21 million from the three months ended September 30, 2010.

Income Tax Expense

Income tax expense for the three months ended September 30, 2011 was $.23 million compared to income tax expense of $.17 million for the three months ended September 30, 2010, an effective rate of 39.3% and 38.2%, respectively.

Results of Operations – Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

For the nine-month period ended September 30, 2011, net income was $1.04 million compared to net income of $.98 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, income from operations before income taxes was $1.70 million compared to $1.51 million for the nine months ended September 30, 2010. The major components of revenues, store expenses, general and administrative expenses, and income tax expense are discussed below.

Revenues

Revenues totaled $13.78 million for the nine months ended September 30, 2011, compared to $13.2 million for the nine months ended September 30, 2010. The increase in total revenues resulted from an increase in fees due to a change in the compensation arrangement with Cricket year over year.  This increase was partially offset by a reduction in payday loan fees due to the closing of our Montana operations.

Loan originations in the 2011 interim period declined slightly.  During the nine-month periods ended September 30, 2011 and September 30, 2010, we originated approximately $49.31 million and $53.05 million in cash advance loans, respectively.  Our average loan (including fees) totaled approximately $379 and $366 during the nine-month periods ended September 30, 2011 and 2010, respectively. Our average fee for the nine-month periods ended September 30, 2011 and 2010 was $55 and $54, respectively.

The following table summarizes our revenues for the nine months ended September 30, 2011 and 2010, respectively:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
			(percentage of revenues)
Payday loan fees	$7,136,583	$7,865,541	51.8%	59.5%
Phones and accessories	3,225,502	3,058,853	23.4%	23.1%
Cricket service fees	2,367,769	1,486,651	17.2%	11.2%
Investment interest income	313,765	-	2.2%	-%
Check cashing fees	536,741	565,787	3.9%	4.3%
Other income and fees	204,219	245,979	1.5%	1.9%
Total	$13,784,579	$13,222,811	100.0%	100.0%

Store Expenses

Total expenses associated with store operations for the nine months ended September 30, 2011 were $9.80 million, compared to $9.52 million for the nine months ended September 30, 2010, or a 2.9% increase for the interim periods.  The major components of these expenses are salaries and benefits for our store employees, provision for loan losses, costs of sales for phones and accessories, occupancy costs relating to our store leaseholds, advertising expenses, depreciation of store equipment and leasehold improvements, amortization of intangible assets and other expenses associated with store operations.

Overall, our most significant decreases in store expenses for the nine months ended September 30, 2011 and 2010 related to salaries and benefits for our store employees and occupancy costs. Our most significant increase in store expenses over that same period prior year relates to our phones and accessories cost of sales. A discussion and analysis of the various components of our store expenses appears below.

Salaries and Benefits. Payroll and related costs at the store level were $3.23 million compared to $3.48 million for the periods ended September 30, 2011 and 2010, respectively. The decrease in costs is attributed to our operating four fewer payday and fewer Cricket stores during 2011 and due to the recharacterization of certain employees and their salaries from “store-related” expense to corporate infrastructure expense.

Provisions for Loan Losses. For the nine months ended September 30, 2011, our provisions for loan losses were $.96 million compared to $.90 million for the nine months ended September 30, 2010. Our provisions for loan losses represented approximately 13.4% and 11.4% of our loan fee revenue for each of the nine month periods ended September 30, 2011 and 2010, respectively.  Due to our inability to foretell the scope and duration of the current economic recovery, we believe there are currently uncertainties in how significant our total 2011 loan losses may be and how they may differ from 2010.

Phone and Accessories Cost of Sales.  For the nine months ended September 30, 2011, our costs of sales were $1.93 million compared to $1.11 million for the same period in 2010.  The increase in our Cricket Wireless segment phone and accessory costs resulted primarily from the change in the structure of dealer compensation from Cricket.

Occupancy Costs. Occupancy expenses, comprised mainly of store leases, were $1.21 million for the nine months ended September 30, 2011 versus $1.42 million for the nine months ended September 30, 2010.  The decrease in our occupancy costs is primarily a result of operating six fewer storefronts in 2011.  We anticipate an increase in these costs for the remainder of 2011 due to the purchase of additional Cricket Wireless storefronts.

Advertising. Advertising and marketing expenses remained consistent at $.25 million and $.27 million for the nine months ended September 30, 2011 and 2010, respectively.  In general, we expect that our marketing and advertising expenses for 2011 will remain consistent with 2010 levels.

Depreciation. Depreciation, relating to store equipment and leasehold improvements, decreased slightly to $.19 million for the nine months ended September 30, 2011 from $.21 million for the nine months ended September 30, 2010.

Amortization of Intangible Assets. Amortization of intangible assets decreased from $.39 million for the nine months ended September 30, 2010 to $.35 million for the nine months ended September 30, 2011.

Other Store Expenses. Other expenses were $1.70 million for the nine month period ended September 30, 2011 compared to $1.75 million for the nine month period ended September 30, 2010.

General and Administrative Expenses

Total general and administrative costs for the nine months ended September 30, 2011 were $2.29 million compared to $2.19 million for the period ended September 30, 2010. For the nine months ended September 30, 2011, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses. A discussion and analysis of the various components of our general and administrative costs appears below:

Salaries and Benefits. Salaries and benefits expenses for the nine months ended September 30, 2011 were $1.28 million, a $.18 million increase from the $1.10 million in such expenses during period ended September 30, 2010. The increase was due to the full year accrual of expense for the annual management bonus pool and the recharacterization of certain employees and their salaries from “store-related” expense to corporate infrastructure expense.

Interest.  Interest expense for the nine months ended September 30, 2011 was $.22 million compared to $.30 million for the nine months ended September 30, 2010.  Interest expense related to the WERCS loan and notes payable for store acquisitions made during prior periods.

Other General and Administrative Expenses. Other general and administrative expenses, such as professional fees, management and consulting fees, utilities, office supplies, and other minor costs associated with corporate headquarters activities, decreased $.01 million to $.77 million for the nine months ended September 30, 2011 compared to $.78 million from the nine months ended September 30, 2010. The net decrease in these expenses is mainly attributable to a decrease in professional fees related to litigation partially offset by higher 2011 management and consulting fees, which were for only a portion of the year in 2010.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2011 was $.65 million compared to income tax expense of $.54 million for the nine months ended September 30, 2010, an effective rate of 38% and 36%, respectively.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine Months Ended September 30,
	2011	2010

Cash flows provided (used) by :
Operating activities	$1,600,214	$1,778,895
Investing activities	(578,414)	(22,340)
Financing activities	(1,438,648)	(1,863,105)
Net decrease in cash	(416,848)	(106,550)
Cash, beginning of period	2,092,386	1,526,562
Cash, end of period	$1,675,538	$1,420,012

At September 30, 2011, we had cash of $1.68 million compared to cash of $2.09 million on December 31, 2010.  The net decrease results mainly from repayment of debt, including the $1 million of short-term debt, offset by cash flows provided by operating activities.  We believe that our available cash, combined with expected cash flows from operations will be sufficient to fund our liquidity and capital expenditure requirements through September 30, 2012. Our expected short-term uses of available cash include the funding of operating activities (including anticipated increases in payday loans), the financing of expansion activities, including new store openings or store acquisitions and the repayment of long and short-term debt.

Because of the constant threat of regulatory changes to the payday lending industry, we believe it will be difficult for us to obtain debt financing from traditional financial institutions.  Financing we may obtain from alternate sources is likely to involve higher interest rates.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2011.

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

As of September 30, 2011, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

As of September 30, 2011, the Company had an outstanding accrued but unpaid and cumulated dividends on its Series A Convertible Preferred Stock aggregating to $3,025,000.  Our Series A Convertible Preferred Stock ranks senior to our common stock.

Item 5.  Other Information

On August 31, 2011, the Company entered into two operating leases for property owned by Ladary, Inc.  Ladary, which acquired the two properties in a foreclosure sale, is a corporation partially owned by the Chief Executive Officer of the Company, Messrs. Angel Donchev and Ric Miller, and two Blackstreet Capital Management, LLC employees.  The new leases, one of which replaced an earlier lease that the Company had entered into with the prior landlord, have four-year terms, require aggregate monthly rental payments of $6,000, and are on terms and conditions substantially similar to those contained in the earlier replaced lease.

Management discussed these transactions with Company directors in advance, although formal approval was not obtained until November 11, 2011.  On that date, the disinterested director on the Audit Committee evaluated and approved the transactions in compliance with the board’s policy for related-party transactions (which approval included any necessary waivers of the Company’s code of ethics provisions as to the participants in the transactions), subject, however, to the Company’s receipt of an independent opinion regarding the fairness of the terms and conditions of the leases.  If the independent opinion concludes that the leases are not substantively fair to the Company, the Company has reserved the right to rescind the transactions.

Item 6. Exhibits

Exhibit	Description
10.1	Asset Purchase Agreement with Cricket Communications, Inc. dated as of August 19, 2011 (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith ).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith ).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith ).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2011	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Stephen Irlbeck
Stephen Irlbeck
Chief Financial Officer