Form 10-K
period 2011-12-31
WESTERN CAPITAL RESOURCES, INC.
filed 2012-03-30
CIK 1363958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________________ to ___________________

Commission File Number 000-52015

WESTERN CAPITAL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	47-0848102
(State of incorporation)	(I.R.S. Employer Identification No.)

11550 “I” Street, Suite 150 Omaha, Nebraska	68137
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (402) 551-8888

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of June 30, 2011 was approximately $241,300 based on the closing sales price of $0.045 per share as reported on the OTCBB. As of March 30, 2012, there were 5,397,780 shares of our common stock, no par value per share, outstanding.

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

Payday operations are conducted under our wholly owned subsidiary Wyoming Financial Lenders, Inc. The Federal Trade Commission describes these loans as “small, short term high rate loans.” Our payday loans generally are offered and made in exchange for fees that, if treated as interest, are at a rate extraordinarily higher than prime and are made to individuals who do not typically qualify for prime rate loans. As a consequence, our loans may be considered a type of subprime loan. In Wisconsin and Colorado, the Payday division provides short-term installment loans. The installment loan product has a rate of interest significantly higher than traditional financial institutions. At December 31, 2011, we operated 52 payday lending stores in nine states, including Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming. Our provision of payday and installment loans is typically heavily regulated by the various states in which we operate, and our payday lending and installment loan business is extremely susceptible to the adverse effects of any changes in federal or state laws and regulations that may further restrict or flatly prohibit payday lending.

Through our payday segment, we also provide title and ancillary consumer financial products and services that are complementary to our payday and installment lending business, such as check-cashing services, money transfers and money orders. Our check-cashing services involve the cashing of checks for a fee; money-transfer services involve the transfer of money by wire for a fee; and our money-orders services involve the issuing of money orders for a fee. We believe these services are complementary since customers typically come to our stores for financial reasons and to procure financial services (i.e., obtain a loan). Once the loan has been obtained, a customer may, for instance, decide to wire a payment of money or obtain a money order to satisfy a debt or other obligation. Our loans and other services are subject to state regulations (which vary from state to state), and federal and local regulations, where applicable.

Our second segment operates retail stores selling Cricket cellular phones and accessories. We are a premier Cricket dealer. Cricket phones are prepaid cellular phones that function for a period of time for a flat fee, without usage limitations and without any long-term contract or commitment required from the consumer. At December 31, 2011 we owned and operated 45 Cricket wireless retail stores in 13 states, including Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon and Texas.   While there are state regulations that affect our provision of Cricket phone products and services, our Cricket phone business is not highly susceptible to the adverse effects of changes in federal or state laws and regulations.

For the fiscal year ended December 31, 2011, each of our major lines of business (i.e., payday and installment lending, sale of Cricket phone and accessory products and Cricket sales and service fees) generated associated revenues. In 2011, we generated approximately:

•	$10.20 million in payday lending revenues representing approximately 52.3% of our total revenues,
•	$4.59 million in phone and accessory sales representing approximately 23.6% of our total revenues, and
•	$3.74 million in Cricket related sales and service fees representing approximately 19.2% of our total revenues.

The table below summarizes our financial results and condition as of December 31, 2011 and 2010 (audited):

	December 31, 2011	December 31, 2010
Revenues	$19,487,920	$17,978,447
Net loss to common shareholders	$664,769	$751,059
Current assets	$8,418,534	$7,958,443
Current liabilities	$7,883,414	$6,452,628
Total assets	$22,021,776	$20,770,882
Total liabilities	$9,623,479	$7,707,816
Shareholder equity	$12,398,297	$13,063,066

The above figures include an assumed preferred stock dividend relating to our Series A Convertible Preferred Stock in the amount of $2.1 million in 2011 and 2010.

Payday lending BUSINESS

General Description

The short-term consumer loans we provide are commonly referred to as “payday loans” or “cash advance” loans. Such loans are referred to as “payday loans” because they are typically made to borrowers who have no available cash and promise to repay the loan out of their next paycheck. In some cases, these same types of loans are referred to as “deferred deposit advances” because the borrowers, instead of funding repayment of the loan out of a paycheck, promise to repay the loan with their next regular fixed-income payment, such as a social security check.

When we make cash advance or “payday” loans, we provide our customers with cash in exchange for a promissory note with a maturity of generally up to four weeks that is supported by that customer’s post-dated personal check for the aggregate amount of the loan, plus a fee. During 2011, we offered payday loans typically ranging from $10 to $500, with the average loan amount being approximately $327. Approximately 75.0% of our loan transactions are made for a period of up to four weeks and approximately 25.0% of our loan transactions involve loans whose initial maturity extends beyond four weeks. To repay the payday loans, customers may pay with cash, in which case their personal check is returned to them, or allow their personal check to be presented to their bank for collection.

As part of our payday lending business, we offer short-term installment loans in Colorado and Wisconsin. In 2011 approximately 5.3% of loan revenue was derived from installment lending.

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

Our standard payday loan application with customers provides that we will not cash their check until the due date of the associated loan. To repay a payday loan, a customer may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection. All of our loans are subject to state, federal, and where applicable, local regulations. State and local regulations are not uniform. Where permitted by state regulation, a customer may renew a loan after full payment in cash of the fee associated with the original loan. When applicable, a customer renewing a loan signs a new promissory note and provides us with a new check.

We require that a payday loan customer have and maintain a personal checking account for a number of reasons. First, we need to ascertain that the personal post-dated check we receive from that customer is written against a valid and existing checking account. Second, we review recent bank statements from the checking account for proof that the customer’s statements to us, and the representations made to us in the related loan agreement, relating to their employment and level of income are accurate. Third, we also review the recent bank statements for evidence of any returned checks. If an applicant had multiple returned checks on their recent bank statements, we are unlikely to extend a loan to that person.

Ordinarily, we deem items such as a recent pay stub, or a bank statement evidencing periodic deposits, as sufficient proof of current employment. We do not, however, independently verify that a borrowing customer is employed at the time of a loan. Furthermore, we do not require or request any information relating to whether a borrowing customer’s employment is on a full-time or part-time, or hourly or salaried, basis; nor do we otherwise make any independent verification regarding these kinds of employment-related facts. We make loans without proof of employment and without a recent bank statement only to repeat customers, who have not previously defaulted on loans we have made to them, in states that do not require those items as prerequisites for a loan. An employment income source is determined to be “suitable” if it appears to be valid from our review of the bank statements a borrower provides us, and any pay stubs they may also offer as evidentiary support for their employment. Generally, we do not advance a payday customer more than 25% of the monthly income that they appear to earn, based on our review of applicable documentation the customer provides to us. We apply this limitation to all of our customers and in all circumstances, including attempts to roll over loans, except for repeat customers who have had repaid all of their prior loans on time. For installment customers, we will loan up to 35% of their monthly income.

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

As part of each payday loan transaction, we enter into a standardized written contract with the borrowing customer. The standardized contracts vary slightly based on differing state laws, but all of our standard contracts plainly state in simple terms the annual percentage rate (assuming the fees we charge are computed as interest) in compliance with Regulation Z, and the consequences of defaulting on the loan. We retain copies of our written contracts at the stores where the transactions are processed and also provide copies to our customers. Our standard documentation includes:

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

Upon completion of a loan application, the provision of proof of an existing bank account, current income, a valid driver’s license or other acceptable photo identification, and signed loan agreement and our acceptance of such agreement, the loan approval process is complete. At that point, the customer signs a promissory note and provides us with a personal post-dated check for the principal loan amount plus a specified fee. All documentation is reviewed and payday loans are approved at the store level only, barring extraordinary circumstances. Nearly all of the loans we make are “payday loans” where the borrower provides us with a personal post-dated check. All checks are drawn upon the borrower’s bank. We do not accept third-party checks in connection with a payday lending transaction. We make very few “deferred deposit advance” loans, and we estimate that fewer than one percent of our total loans during 2011 were loans of this type. In part, this is because we require reasonable proof of current employment as a condition to obtaining a loan from us.

Beyond the steps described above, we do not make any independent determination of the ability of a potential borrower to repay the loans we make to them. Instead, we rely on a borrower’s representations to us and proof regarding their employment and ownership of an active bank account, our review of their recent bank statement, and our general policy that limits payday loans to no more than 25% of a borrower’s monthly income, and 35% of an installment loan customer’s monthly income.

In general, our lending process and standards are extraordinarily different from those used by banks. To our knowledge, banks typically order and carefully review credit reports, engage in some level of analysis relating to the ability of a potential borrower to repay the loan, and will typically make independent verification of employment and earnings history through payroll deposits, phone calls, reviews of tax returns and other processes—all in an effort to minimize the risk of a loan default. As a result, we generally experience a higher default rate on our personal loans than banks do on their personal loans. At December 31, 2011, we had an aggregate of all loan types of approximately:

•	$4.63 million in current outstanding loan principal, fees and interest due to us
•	$1.26 million of late loans (customers’ repayment checks presented as NSF within the last 180 days or installment loan balances not past the final installment due date with 1 or more payments delinquent)

The Fees We Charge

The fee we charge for a payday loan varies from state to state, based on applicable regulations, and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed. We do not charge interest in connection with our payday loans but do charge interest on our short-term installment loans made in Colorado and Wisconsin. If, however, we calculate the loan fees we charge as an annual percentage rate of interest, such rate would range from 177% for a 31-day loan transacted in Kansas (on the low end) to approximately 574% for a 14-day loan in Wisconsin (on the high end), with the actual average loan amount and average actual loan fees we charge involving an imputed annual percentage rate of approximately 450% and 203% for a 14-day and 31-day loan, respectively. The term of a loan significantly affects the imputed APR of the fees we charge for our loans. For instance, when a $15 fee is charged for a two-week loan of $100, the resulting APR is 391%. When the same fee on $100 is charged for a four-week loan, the resulting APR is 195%. When our general range of payday loan fees is applied to our average 2011 loan amount of $327, the fee ranges from $46.99 to $68.92 and the APR ranges from 391% to 574% for a two-week loan and from 195% to 287% for a four-week loan. Currently, we do not charge the maximum fee permitted in all of the states where we operate. We do, however, charge a uniform fee for all transactions processed in any particular state that involve the same range of payday loan amounts and the same term.

The table below sets forth the uniform fees we charge and imputed APRs on non-interest payday loans in the states where we operated during 2011:

State	Fees	APR (%) on a 14- day $100 Loan	APR (%) on a 28-day $100 Loan	APR (%) on a 14- day $300 Loan	APR (%) on a 28- day $300 Loan
Iowa	$15 on first $85 advanced; 11.1% on additional amounts (up to $445)	435%	217%	338%	169%
Kansas	$15 per $100 advanced	391%	196%	391%	196%
Nebraska	$17.50 per $100 advanced	456%	228%	456%	228%
North Dakota	$20 per $100 advanced	521%	261%	521%	261%
South Dakota	$20 per $100 advanced	521%	261%	521%	261%
Utah	$20 per $100 advanced	521%	261%	521%	261%
Wisconsin	$22 per $100 advanced	574%	287%	574%	287%
Wyoming	30% per $100 advanced if loan is less than $150 or 20% per $100 advanced if loan is equal to or greater than $150 (subject to numerous maximums)	782%	391%	521%	261%

Of the nine states in which we presently operate, three states (South Dakota, Utah and Wisconsin) do not limit the payday loan fees we may charge or the term (i.e., the length) of the loans we may offer our customers. In addition, Utah does not limit the amount we may loan to customers in a payday lending transaction.

In Colorado, we offer short-term installment loans from $100 to $500 payable in six equal monthly payments. Loan terms include a 45% annual interest rate, an origination fee of 20% on loan amounts up to $300 and 7.5% on loan amounts thereafter and a monthly maintenance fee. In 2011, we introduced a short-term installment product in Wisconsin. Wisconsin installment loans are payable over four to six months at an annual percentage rate of approximately 390%.

Many states have laws limiting the amount of fees that may be charged in connection with any lending transaction (including payday lending transactions) when calculated as an annual percentage rate or the payday lending is expressly prohibited. These limitations, combined with other limitations and restrictions, effectively prohibit us from utilizing our present business model for cash advance or “payday” lending in those jurisdictions. In addition, the federal government passed the “2007 Military Authorization Act” which prohibits lenders from offering or making payday loans (or similar lending transactions) to members of the U.S. military when the interest or fees calculated as an annual percentage rate, exceed 36%. Like the state limitations discussed above, this limitation effectively prohibits us from utilizing our present business model for cash advance or “payday” lending when dealing with members of the U.S. military. As a result of these restrictions, we do not conduct business with U.S. military personnel.

The above-described payday fees are the only fees we assess and collect from our customers for payday loans. Nevertheless, we also charge a flat fee that ranges from $15 to $30 (depending on the state) for returned checks in the event that a post-dated check we attempt to cash as repayment for our loan is returned. In 2011, we had approximately 7,200 checks returned that were assessed a fee, compared to approximately 8,300 such checks during 2010. In 2011, we collected fees on returned checks on approximately 26% of the returned checks, for a total of approximately $46,000. In 2010, we collected on approximately 34% of these returned checks, for a total of approximately $55,000.

Extensions or “Rollovers” of Payday Loans

When a customer “rolls over” or extends the term of an outstanding loan, we treat that rollover or extension as a brand new loan and we again charge the above-described loan fee for that transaction. This rollover has no effect on the imputed annual percentage rate of the loan in those cases where the extended term is equal to the initial term of the loan. For example, a $100 four-week loan that costs $20 to obtain is the APR equivalent of 261%. If a customer extends the term of that loan for an additional four-week period, the customer will have paid $40 total in fees to obtain the $100 eight-week loan—which is again the APR equivalent of 261%. In cases where a customer (1) extends or rolls over a loan for a length of time that is less than the original loan or (2) repays the extended loan prior to the expiration of the fully extended term, the imputed APR will increase. For example, if a customer who obtained an initial $100 four-week loan for $20 in loan fees (the APR equivalent of 261%) later extends the term of that loan for only two additional weeks and pays the additional $20 loan fee, that customer will have borrowed $100 for a six-week period at a total cost of $40—which is the APR equivalent of 347%. We do not charge any interest on the unpaid fee from the initial term of the loan because, as a condition to agreeing to a loan extension, we will only accept cash payment of the fee for extending the loan. In 2011, 10.2% of our total loan fee revenues were derived from loan fees charged and collected upon the extension or rollover of payday loans. Approximately 10% of payday loans are rolled over or renewed.

Most states prohibit payday lenders from extending or refinancing a payday loan. Nevertheless, four states in which we presently operate—South Dakota, North Dakota, Utah and Wisconsin—do permit a loan to be extended or “rolled over” for a specified period. Specifically, Wisconsin and North Dakota permit only one loan extension; South Dakota permits up to four loan extensions; and Utah has no limit on the number of loan extensions but does limit the time period of extensions to 10 weeks from the origination date of the original loan.

Summary of Loan Terms

The table below sets forth the minimum and maximum loans we approve, the maximum fee we charge, the maximum term of the loan and whether an extension/rollover is permitted in the state were we operate.

State	Minimum Loan	Maximum Loan	Maximum Fee	Maximum Term	Extension/ Rollover Permitted
Colorado - Installment	No minimum	$500	20% origination on first $300; 7.5% thereafter; 45% interest and a monthly maintenance fee	Minimum 6 months	Yes
Iowa	No minimum	$500	$5+10% of first $100 10% thereafter [1]	31 days	No
Kansas	No minimum	$500	$15 per $100	30 days	No
Nebraska	No minimum	$500	15% [1] per $100	31 days	No
North Dakota	No minimum	$600	20%	60 days	Yes (one)
South Dakota	No minimum	$500	No limit	No limit	Yes (four)
Utah	No minimum	No limit	No limit	84 days	Yes
Wisconsin –Installment	No minimum	$750	390%	7 months	Yes
Wisconsin - Payday	No minimum	$1,500	No limit	No limit	Yes (one)
Wyoming	No minimum	No limit	20%	30 days	No

1 Denotes that the applicable percentage is calculated on the loan amount plus any finance charges.

Multiple Loans to Single Customers

We occasionally make multiple loans to a single customer if permitted by applicable law and regulations. Based on our outstanding payday loans as of December 31, 2011, approximately 7.3% of our customers had more than one loan outstanding. In these cases, the average number of separate loans outstanding was 2.03 and the average aggregate principal amount loaned was approximately $508.

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

Historically, we collect approximately 58% of the amount of all returned checks, which results in approximately 2.42% of our total payday loans being uncollectible. In 2011, we made approximately 178,000 payday loan transactions, of which approximately:

•	83% were paid in full at or prior to the expiration of the original loan term, accounting for approximately 84% of our loan fee revenues
•	11% were refinanced, extended, renewed or otherwise paid after the expiration of their original loan term, accounting for approximately 11% of our payday loan fee revenues, and
•	6% involved a personal post-dated check that was returned for insufficient funds.

Marketing Strategy

Our advertising and marketing efforts are designed to introduce customers to our services, build customer loyalty and generate repeat visits and transactions. Our principal means of advertising our payday lending services consists of Yellow Page directories used in our active markets as well as building signage visible from local arterial roadways on which we are located. For our Cricket business, we rely primarily on Cricket advertising and promotional items as well as building signage visible from local arterial roadways on which we are located. Our Cricket locations are also listed on the Cricket Wireless website and are searchable by address, city or zip code.

Industry Information

There are an estimated 20,600 cash advance loan stores in the United States, which in the aggregate provide approximately $38.5 billion in short-term credit to households experiencing cash-flow shortfalls. Industry trends indicate that there is likely to be a net decrease in total payday lending stores over the next few years due to store closings resulting from a combination of regulatory or legal changes, a slowdown in new store growth and general economic conditions.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was passed by the U.S. Congress and signed into law. Under the Act, a new Consumer Financial Protection Bureau will consolidate most federal regulation of financial services offered to consumers, and replace the Office of Thrift Supervision’s seat on the FDIC Board. Almost all credit providers, including mortgage lenders, providers of payday loans, other nonbank financial companies, and banks and credit unions with assets over $10 billion, will be subject to new regulations to be passed by the Bureau. While the Bureau does not appear to have authority to make rules limiting interest rates or fees charged, the scope and extent of the Bureau’s authority will nonetheless be broad, and it is expected that the Bureau will address issues such as rollovers or extensions of payday loans and compliance with federal rules and regulations. Future restrictions on the payday lending industry could have serious consequences for the Company.

During the 2010 legislative session in Colorado, House Bill 10-1351 was passed into law. This bill amended the Colorado Deferred Deposit Loan Act, the existing payday lending law. The law became effective August 11, 2010 and modified traditional payday lending by changing the single payment advance (with no minimum term) into a single or multiple payment loan with a minimum six month term. It also limited the amount and type of fees that can be charged on these loans, effectively reducing by one-half the fees that can be charged and when the fees may be realized. In 2010, we began offering an installment loan product at our store in Colorado and in 2011 at our four stores in Wisconsin.

In May 2010, new laws were enacted in Wisconsin that restrict the number of times a consumer may renew (or rollover) a payday loan. Previously, there were no limits to the number of rollovers permitted. Effective January 1, 2011, consumers in Wisconsin were only allowed to renew a payday loan once, and then lenders are required to offer a 60-day, interest free, payment plan to consumers.

In response to these changes, the Company began offering unsecured installment loans in Wisconsin in lieu of payday loans beginning in May 2011. By the fourth fiscal quarter, the Company had phased out payday loans in Wisconsin altogether. Any adverse change in present federal or state laws or regulations that govern or otherwise affect payday lending could, at any point, result in our curtailment or cessation of operations in certain jurisdictions or locations. Furthermore, any failure to comply with any applicable federal laws or regulations could result in fines, litigation, the closure of one or more store locations or negative publicity. Any such change or failure would have a corresponding impact on our results of operations and financial condition, primarily through a decrease in revenues resulting from the cessation or curtailment of operations, decrease in our operating income through increased legal expenditures or fines, and could also negatively affect our general business prospects as well if we are unable to effectively replace such revenues in a timely and efficient manner or if negative publicity effects our ability to obtain additional financing a needed.

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

Effect of General Economic Conditions on our Payday Lending Business

We believe that consumer demand for our payday lending services is increasing as a result of the recent economic recovery and slowly improving employment numbers; however, we expect improving economic conditions to be partially negated by unemployment levels that remain high in the context of recent history. High unemployment levels generally reduce the pool of payday loan consumers that can meet all of our loan qualifications, particularly the employment requirement. In addition, it seems likely that the continued economic situation and higher unemployment rates could result in greater loan losses than we experienced in 2011 with unemployment rates expected to remain high for the foreseeable future. Our business experienced fluctuating changes in our provision for loan losses in recent years. For instance, our provision for loan losses totaled $1.40 million for 2011, an increase of $.12 million from our provision of $1.28 million for 2010. Our provision for loan losses as a percentage of loan fee revenue was 14.5% for 2011 and 12.1% during 2010. The less favorable loss ratio in 2011 reflected in part a more challenging collections environment as a result of an increase in bankruptcy filings, higher energy prices and increased competition in the lending industry. We believe that our new installment loan offering has also contributed to the increased loan loss percentage for 2011. We also believe that as the country moves out of recession and into recovery, our consumer base will increase as individuals are denied credit by traditional lenders because of recent unemployment, foreclosure or liquidity issues. Nevertheless, we are not certain how improving economic conditions or an increase in our consumer base will affect our loan losses for 2012.

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

CRICKET PHONE BUSINESS

General Description

We are an authorized dealer of Cricket Wireless products and services and operate Cricket retail stores in Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon and Texas. Although Cricket Wireless owns a number of corporate stores, Cricket Wireless is partnering with dealers in order to reach their market-penetration goals. Authorized dealers are permitted to sell the Cricket line and generally locate their store operations in areas with a strong potential customer base where Cricket does not maintain a corporate storefront. These locations are generally within the urban core or surrounding areas of a community. We are an authorized premier Cricket dealer, and as such, we are only permitted to sell the Cricket line of prepaid cellular phones at our Cricket retail stores. In addition, each store we operate must resemble a Cricket corporate store. Once we identify an area to locate a new store, we contact Cricket Wireless to obtain approval. Once Cricket Wireless approves our recommended location, we establish the storefront.

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

Market Information and Marketing

At December 31, 2011, Cricket cellular phone service was offered in 35 states and had approximately 5.9 million customers. Leap Wireless Communications, Inc. is a Delaware public reporting corporation and the owner of Cricket Wireless. Cricket Wireless service offers customers unlimited wireless voice, data, text, Muve Music TM and broadband data services for a flat monthly rate. In addition, our retail stores in select markets offer Cricket PAYGo™ services, which is an unlimited prepaid wireless service. Cricket PAYGo is a daily pay-as-you-go wireless and text messaging service designed for customers who prefer the flexibility and control offered by traditional prepaid services but who are seeking greater value for their dollar.

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

Market Strategy

We believe that our business model is scalable and can be expanded successfully into current adjacent and new markets as we continue to perfect our operational protocols and our administrative office functions relating to our Cricket business. We are looking to acquire additional Cricket dealerships in the midwest and launch additional stores in new Cricket markets that are currently underserved by competing service providers.

Products and Services

Our authorized Cricket retail stores offer the following products and services:

•	Cricket Wireless service plans, each designed to attract customers by offering simple, predictable and affordable wireless voice, Muve Music TM, text and data services that are a competitive alternative to traditional wireless and wireline services by offering plans with a flat-rate and unlimited usage within Cricket service areas, and without requiring fixed-term contracts, early termination fees or credit checks
•	Cricket Wireless plan upgrades (e.g., international calling minutes to Canada and/or Mexico; roaming service packages, text messages) and applications (including customized ring tones, wallpapers, photos, greeting cards, games and news and entertainment message deliveries) on a prepaid basis
•	Cricket handsets
•	Cricket broadband service affording customers unlimited wireless access to the Internet through their computers at a flat rate with no long-term commitments or credit checks, and
•	Cricket PAYGo service, an unlimited prepaid (daily pay-as-you-go) wireless and text messaging service available in select markets.

The service payment options for Cricket customers include:

•	automatic charge against a debit or credit card on bill cycle due date
•	check payment by mail
•	payment at any corporate Cricket store, dealer location or alternative payment locations (e.g., a local grocery store), and
•	payment by telephone using a credit or debit card.

Customers also have an option on the purchase of their cellular phone, including the latest in Android-based and Blackberry OS-based smartphones. The customer can either purchase a new or refurbished phone from us or purchase a used phone from a previous customer. All phones must be paid for in full because there is no contract for the monthly prepaid service. New phone prices range from $59 to high-end cellular phones at $329 before promotional rebate offers.

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

During the last few years, legislation has been introduced and passed in the U.S. Congress and in certain state legislatures proposing or effecting various restrictions or an outright prohibition on payday lending. Currently, state laws in Arizona, Montana, Oregon and Georgia have effectively eliminated the ability to conduct payday lending activities in those states. In addition, a 2007 federal law prohibits loans of any type to U.S. military personnel and their family members with charges or interest in excess of 36% per annum. In 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act which consolidated most federal regulation of financial services offered to consumers, and replaced the Office of Thrift Supervision’s seat on the FDIC Board. Almost all credit providers, including mortgage lenders, providers of payday loans, other nonbank financial companies, and banks and credit unions with assets over $10 billion, are now subject to new regulations to be passed by the Bureau. While the Bureau does not appear to have authority to make rules limiting interest rates or fees charged, the scope and extent of the Bureau’s authority will nonetheless be broad, and it is expected that the Bureau will address issues such as rollovers or extensions of payday loans and compliance with federal rules and regulations. Future restrictions on the payday lending industry could have serious consequences for the Company.

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

COMPETITION

Like most other payday lenders, we believe that the primary competitive factors in our business are location and customer service. We face intense competition in an industry with relatively low barriers to entry, and we believe that the payday lending markets are becoming more competitive as the industry matures and consolidates. We compete with other payday lending and check cashing stores, and with financial service entities and retail businesses that offer payday loans or similar financial services. For example, we consider credit card companies that offer payday features, credit unions, banks that offer small loans, and creditors and loan services that can extend payment terms on outstanding loans to be our competitors. In addition, we compete in part with services offered by traditional financial institutions, most particularly with respect to the “overdraft protection” services those institutions may offer and the charges they levy for checks written with insufficient funds.

Additional areas of competition have recently arisen. Businesses now offer loans over the Internet as well as “loans by phone,” and these services compete with the services we offer. There also has been increasing penetration of electronic banking and related services into the check cashing and money transfer industry, including direct deposit of payroll checks, payroll or debit cards, stored-value cards, prepaid credit and debit cards, and electronic transfer of government benefits.

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

Competition within the cellular phone industry in general is significant. We not only compete with other suppliers of Cricket or other prepaid service providers but also with the other national cellular phone providers such as Verizon, AT&T and Sprint. It is estimated that there are in excess of 32 million wireless subscriber connections in the U.S.

With the introduction of additional prepaid phone providers such as Straight Talk service rolled out by Wal-Mart in October 2009, Wal-Mart’s Family Mobile TM powered by T-Mobile, which began in September 2010, that provides unlimited talk and text for 3 family members, and the increase of national retailers offering numerous prepaid phone options, such as Cricket PAYGo™ services sold at Target stores or Cricket phones sold at Best Buy or Dollar General, it is possible that current and potential new customers will purchase these or other future competing services from these national resellers because of brand recognition, location or convenience, any of which would negatively impact our sales and our ability to win authorizations for new locations to grow our Cricket business. In addition, it is possible that Cricket Communications may itself, at some point in the future, determine to become more involved in the direct operation of its retail stores and move away from an authorized distributor business model or modify its existing model by changing the compensation structure to dealers or by increasing the number of dealer locations and thus reduce traffic to existing locations. In any such event, our ability to maintain and grow our Cricket business will be negatively impacted.

Technology and Information

We maintain an integrated system of point of sale and management software applications and platforms for processing the various types of financial transactions we offer. These systems provide us with customer service, internal control mechanisms, record-keeping and reporting information. Both of our point-of-sale systems used at our payday and Cricket store locations integrate transaction data with our management information systems on a real-time basis. These systems are designed to provide summary, detailed and exception information to regional, area and store managers as well as corporate staff and are designed to collect customer information for demographic analysis.

Security

We believe the principal security risks to our operations are robbery and employee theft. We have established extensive security systems, dedicated security personnel and management information systems to address both areas of potential loss. To protect against robbery, most payday lending store employees work behind bullet-resistant glass and steel partitions, and the back office, safe and computer areas are locked and closed to customers. Our security measures in most payday lending and Cricket stores include safes, electronic alarm systems monitored by third parties, control over entry to customer service representative and inventory areas, detection of entry through perimeter openings, walls and ceilings and the tracking of all employee movement in and out of secured areas. Payday segment employees use cellular phones to ensure safety and security whenever they are outside secured areas. Additional security measures used in many stores include some combination of alarm systems, remote control over alarm systems, the arming, disarming and changing of user codes, and mechanically and electronically controlled time-delay safes.

Since we have high volumes of cash and negotiable instruments at our payday stores and inventory volumes at our Cricket stores, we believe that daily monitoring, unannounced audits and immediate responses to irregularities are critical to security and play an important role in our internal controls. Our regional managers and corporate staff perform unannounced store audits and cash counts at our stores as well as random inventory counts of cellular phones and accessories. We self-insure for employee theft and dishonesty at the store level.

EMPLOYEES

At December 31, 2011, we had approximately 260 employees, consisting of 242 store personnel (121 of whom were employed at payday loan stores and 121 of which were employed at Cricket retail stores), 12 corporate office employees and six corporate office managers. We believe our relationship with our employees is good, and we have not suffered any work stoppages or labor disputes. We do not have any employees that operate under collective-bargaining agreements.

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

The Company’s year ends December 31. Neither the Company nor any of its predecessors have been in bankruptcy, receivership or any similar proceeding.

RECENT DEVELOPMENTS

Credit Facilities

On January 26, 2011, the Company and Wyoming Financial Lenders, Inc. entered into a Loan Extension Agreement with WERCS. The Loan Extension Agreement extends the maturity date for the payment of all obligations under the Business Loan Agreement to April 1, 2012. In connection with the extension agreement, the Company made a principal payment of $1,000,000. On March 14, 2012, the Company paid the remaining principal balance and all accrued and unpaid interest.

On October 18, 2011, the Company entered into a borrowing arrangement with River City Equity, Inc. and delivered a related long-term promissory note in favor of River City Equity. The borrowing arrangement allows the Company to borrow up to $2,000,000 at an interest rate of 12% per annum, with interest payable on a monthly basis. The note matures on September 30, 2013, on which date all unpaid principal and accrued but unpaid interest thereon is due and payable. The note includes a prepayment penalty and, under certain circumstances, permits River City Equity to obtain a security interest in substantially all of the Company’s assets. As of December 31, 2011, $1,000,000 has been advanced under this arrangement.

Acquisitions

In September through December 2011, the Company acquired 17 retail storefronts: Arizona (2), Colorado (2), Idaho, (1), Illinois (4), Missouri (1), Nebraska (1), Ohio (1), Oklahoma (3), and Oregon (2), for $1,373,000. Of these storefronts, 14 were previously Cricket corporate-owned stores and three were acquired from another Cricket dealer.

In October 2011, the Company acquired one Payday store in Iowa for $48,000.

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

Our business is regulated under numerous state laws and regulations, which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of the date of this report, approximately 38 states and the District of Columbia had legislation permitting or not prohibiting payday loans. During the last few years, legislation has been adopted in some states that prohibits or severely restricts payday loans.

There are nearly always bills pending in various states to alter the current laws governing payday lending. Any of these bills, or future proposed legislation or regulations prohibiting payday loans or making them less profitable, could be passed in any state at any time, or existing laws permitting payday lending could expire.

For example, recent legislation has been passed in Colorado, Wisconsin and Montana that restricts certain payday lending practices. In particular,

•	During 2010, Colorado House Bill 10-1351 was passed into law effective August 11, 2010. This law changed the single payment advance (with no minimum term) into a single or multiple payment loan with a minimum six-month term. It also limited the amount and type of fees that can be charged on these loans, effectively reducing by one-half the fees that can be charged, and when the fees may be realized. The Company restructured its lending in Colorado to replace its payday advances with a short-term installment loan. Our 2011 gross profit from Colorado operations was negatively affected by these developments, decreasing 22% from 2010 gross profit.

•	In Wisconsin, new legislation effective January 1, 2011 limited payday loans to the lesser of $1,500 or 35% of the applicant’s monthly income, permits borrowers to cancel loans within 24 hours and roll their loans over only one time. In addition, payday lenders are required to offer a 60-day, interest free, payment plan to consumers upon maturity of their payday loans. Our 2011 gross profit from Wisconsin operations was negatively affected by these developments, decreasing 41% from 2010 gross profit.

•	Finally, on November 2, 2010, voters in Montana passed Petition Initiative I-164. Effective January 1, 2011, Petition Initiative I-164 capped fees on payday loans at an imputed interest rate of 36%. The Company discontinued its operations and closed all four stores in Montana due to this law change. In 2010, approximately 3.87% of the Company’s Payday division revenues were generated in Montana.

In addition, legislation banning payday loans was introduced in Nebraska in 2008 but eventually was dropped. Nevertheless, since we derive approximately 28% of our payday revenues in Nebraska, the passage of any such legislation in Nebraska would have a highly material and negative effect on our business.

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

Although states provide the primary regulatory framework under which we offer payday loans, certain federal laws also affect our business. For example, because payday loans are viewed as extensions of credit, we must comply with the federal Truth-in-Lending Act and Regulation Z under that Act. Additionally, we are subject to the Equal Credit Opportunity Act, the Gramm-Leach-Bliley Act and certain other federal laws. Additionally, anti-payday loan legislation has occasionally been introduced in the U.S. Congress. For example:

•	2006 legislation limits the interest rate and fees that may be charged on any loans, including payday loans, to any person in the military to the equivalent of 36% per annum. The military lending prohibition became effective on October 1, 2007.

•	In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was passed by the U.S. Congress and signed into law. Under the Act, a new federal agency, the Consumer Financial Protection Bureau, will consolidate most federal regulation of financial services offered to consumers and replaces the Office of Thrift Supervision’s seat on the FDIC Board. Almost all credit providers, including mortgage lenders, providers of payday loans, other nonbank financial companies, and banks and credit unions with assets over $10 billion, will be subject to new regulations. While the Bureau does not appear to have authority to make rules limiting interest rates or fees charged, the scope and extent of the Bureau’s authority will nonetheless be broad, and it is expected that the Bureau will address issues such as rollovers or extensions of payday loans and compliance with federal rules and regulations. Future restrictions on the payday lending industry could have serious consequences for the Company.

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

We anticipate that we will continue to experience growth in our income and expenses for the foreseeable future and that our operating expenses will be a material use of cash resources. Presently, we believe we have cash sufficient to maintain operations. In the event that our income does not meet our expectations, we may sooner require additional financing for working capital. In addition, if we determine to grow our business through acquisitions, any acquisitions we consummate will likely involve outside financing. Any additional financing, for whatever purpose and for whatever reason, may dilute our existing shareholders.

Additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities (including equity-linked or convertible debt securities), loans from banks, loans from our affiliates or other financial institutions. We may not, however, be able to sell any securities or obtain any such additional financing when needed, or do so on terms and conditions acceptable or favorable to us, if at all. If financing is not available, we may be forced to consider strategic alternatives, such as (but not limited to) curtailing certain aspects of our operations or closing certain operating locations. If we successfully enter into a financing transaction, any additional equity or equity-linked financing would be dilutive to shareholders, and additional debt financing, if available, may involve restrictive covenants and above-market interest rates.

The concentration of our revenues in certain states could adversely affect us.

We currently provide payday lending services in nine states. For the year ended December 31, 2011, revenues from our locations in Nebraska represented approximately 28% of our total payday revenues. For the foreseeable future, we expect that a material and significant portion of our revenues will continue to be generated in Nebraska. We operate Cricket stores in 13 states. For the year ended December 31, 2011, revenues from our Missouri and Indiana stores represented approximately 25% and 22% of our total Cricket revenues, respectively. As a result, changes to prevailing economic, demographic, competitive, regulatory or any other conditions, including the legislative, regulatory or litigation risks mentioned above, in the markets in which we operate, and in Nebraska and Missouri in particular, could lead to a reduction in demand for our services and result in a decline in our revenues or an increase in our provision for doubtful accounts, or even an outright legal prohibition on the conduct of our business. Any of these outcomes could in turn result in a material and swift deterioration of our financial condition principally by impairing our revenues and affecting our ability to obtain financing and operating liquidity, our operating results and our business prospects (again, principally by reducing our revenues and impairing our ability to grow our business).

A default under our borrowing arrangement could require us to seek financing on a short-term basis that may be disadvantageous to the Company.

On October 18, 2011, we entered in a borrowing arrangement with River City Equity, Inc. Under this arrangement, we may borrow up to $2,000,000 at an interest rate of 12% per annum, with interest payable on a monthly basis. The note we delivered to River City Equity matures on September 30, 2013, on which date all unpaid principal and accrued but unpaid interest thereon is due and payable. The note includes a prepayment penalty and, under certain circumstances, permits River City Equity to obtain a security interest in substantially all of our assets. As of December 31, 2011, $1,000,000 has been advanced under this arrangement.

If we are unable to comply with the terms of our promissory note with River City Equity, we may need to seek additional financing. We may not be able to obtain financing on a short-term basis. Furthermore, even if we are able to obtain needed short-term financing, we may be unable to do so on terms that are favorable.

Failure to achieve and maintain effective internal controls could limit our ability to detect and prevent fraud and thereby adversely affect our business and stock price.

Effective internal controls are necessary for us to provide reliable financial reports. Nevertheless, all internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our most recent evaluation of our internal controls resulted in our conclusion that our disclosure controls and procedures were effective. Our inability to maintain an effective control environment may cause investors to lose confidence in our reported financial information, which could in turn have a material adverse effect on our stock price.

The reliance on information management and transaction systems to operate our business exposes us to cyber incidents and hacking of our sensitive information if our outsourced service provider experiences a security breach.

Effective information security internal controls are necessary for us to protect our sensitive information from illegal activities and unauthorized disclosure in addition to denial of service attacks and corruption of our data. In addition, we rely on the information security internal controls maintained by our outsourced service provider. Despite utilization of a service provider that maintains the highest level of security around our information systems, the sophistication of hackers continues to increase. Our most recent evaluation of ours and our service providers’ internal controls resulted in our conclusion that our disclosure controls and procedures were effective. Our inability to maintain effective controls or utilization of an information technology provider that also maintains effective controls, however, may increase our vulnerability to cyber attacks. Breaches of our information management system could adversely affect our business reputation. We could also be subject to third-party lawsuits relating to the unauthorized disclosure of personal information. Finally, significant information system disruptions could adversely affect our ability to effectively manage operations or reliably report results.

A significant portion of our assets consists of goodwill and other intangible assets.

As of December 31, 2011, 58% of our assets consisted of goodwill and other intangible assets. Under generally accepted accounting principles, the carrying value of goodwill is subject to periodic review and testing to determine if it is impaired. The value of our assets will depend on market conditions, regulatory environment, the availability of buyers and similar factors. While the value of these assets is based on management projections and assumptions and is determined by using the discounted cash flow method for purposes of our impairment testing, those values may differ from what could ultimately be realized by us in a sales transaction or otherwise and that difference, while not affecting cash flow, could have a material adverse impact on our operating results and financial position.

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

Our future success depends to a significant degree upon the members of our executive management, particularly John Quandahl, who is our Chief Executive Officer. Accordingly, the loss of these services would likely materially and adversely affect our business. The Company has an employment agreement with Mr. Quandahl effective through March 31, 2013. Nevertheless, we cannot be certain that Mr. Quandahl will continue providing services to us for any particular period of time. Our continued growth will also depend upon our ability to attract and retain additional skilled management personnel. Competition for highly skilled and experienced management is intense and likely to continue and increase. To the extent that we are unable to attract and retain the talent required for our business, our operating results could suffer.

We lack product and business diversification with a customer base primarily in urban areas, which creates a risk that our future revenues and earnings will be susceptible to fluctuations.

Our primary payday business activity is offering and servicing payday loans. We also provide certain related and other services, such as check cashing, money transfers and money orders. The payday segment accounted for approximately 58% of our total revenues in 2011. Our Cricket retail segment accounted for approximately 42% of our total revenues in 2011. If we are unable to further diversify our business products and services and expand our customer-base outside of the urban areas, we may experience fluctuations in our revenues and earnings, which may be significant, relating to our payday lending business and wireless cellular sales. Such fluctuations could result from legal or regulatory changes in one or more jurisdictions, changes in economic conditions in the jurisdictions where we provide services, or result from other risks or adverse events befalling us. Our susceptibility to fluctuations or the actual happening of significant fluctuations in our revenues or earnings could cause our Company to be perceived as a less stable and therefore less attractive investment in general, which would likely negatively affect the market price of our common stock and our ability to obtain additional financing an acceptable terms.

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

We face significant competition in our industry. We currently compete with resellers of our size including US Cellular and Metro PCS. We also compete with the four national wireless service providers (AT&T, Sprint Nextel, T-Mobile and Verizon Wireless) and with Walmart’s Straight Talk and Family Mobile plans. Our ability to compete effectively will depend on, among other things, the pricing of Cricket services and equipment, the quality of our customer service, the reach and quality of our sales and distribution channels and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industry, including new technologies and business models, changes in consumer preferences, demographic trends and economic conditions. Finally, operating solely as a Cricket reseller, we are dependent upon pricing, channel strategies, product supply, credit terms, dealer compensation structure, and up-to-date wireless technologies and infrastructure of Cricket Wireless.

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

Provision for loan losses, net of recoveries, is one of our largest operating expenses, constituting approximately 7% of total revenues for the fiscal year ended December 31, 2011, with payday loan losses comprising most of the losses. Any changes in economic factors that adversely affect our customers, such as an economic downturn or high unemployment, could result in higher loan loss experiences than anticipated, which could in turn adversely affect our loan charge-offs and operating results.

If estimates of our loan losses are not adequate to absorb actual losses, our financial condition and results of operations may be adversely affected.

We maintain an allowance for loan losses at levels to cover the estimated incurred losses in the collection of our loan portfolio outstanding at the end of each applicable period. At the end of each period, management considers recent collection history to develop expected loss rates, which are used to establish the allowance for loan losses. Our allowance for loan losses was $1.0 million on December 31, 2011. Our allowance for loan losses is an estimate, and if actual loan losses are materially greater than our allowance for losses, our financial condition and results of operations could be adversely affected.

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

Our controlling shareholder, WCR, LLC, has beneficial ownership of 10,791,250 shares (9,700,000 of which are issuable upon conversion of Series A Convertible Preferred Stock). WCR has beneficial ownership of approximately 71.5% of our common stock. as of the date of this report. As a result, WCR has the ability to outrightly control our management and affairs through the election and removal of our entire Board of Directors and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

Our articles of incorporation grant our Board of Directors the power to issue additional shares of common and preferred stock and to designate other classes of preferred stock, all without shareholder approval.

Our authorized capital consists of 250 million shares of capital stock. Pursuant to authority granted by our articles of incorporation, our Board of Directors, without any action by our shareholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Minnesota law. The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our common shares. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock. Furthermore, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute our book value per share.

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

Trading of our common stock is conducted on the OTC Bulletin Board (OTCBB: WCRS). This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us and our common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

In addition, there has typically been very little trading activity in our common stock. During 2011, the average daily trading volume (as reported by Google Finance) was approximately 5,000 shares with the 52-week trading prices ranging from $0.01 to $0.06 per share. The trade volume was as low as 2,000 shares for all of March and April 2011. The small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, small trading volumes generally depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

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

When permitted by Minnesota law, we are required to pay dividends to the holders of our Series A Convertible Preferred Stock, each share of which carries a $2.10 stated value. There are 10 million shares of Series A Convertible Preferred Stock outstanding. Our Series A Convertible Preferred Stock entitles its holders to (i) a cumulative 10% dividend, compounded and payable on a quarterly basis; (ii) in the event of a liquidation or dissolution of the Company, a preference in the amount of all accrued but unpaid dividends plus the stated value of such shares, before any payment shall be made or any assets distributed to the holders of any junior securities; (iii) convert their preferred shares into our common stock on a share-for-share basis, subject to adjustment; and (iv) vote their preferred shares on an as-if-converted basis.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

None.

ITEM 2    PROPERTIES

Our headquarters is in Omaha, Nebraska. There, we have a 5,775-square-foot space, with additional space available, which is sufficient for our projected near-term future growth. The monthly lease amount is currently $3,900 and escalates to $5,500 by the end of the lease term on December 31, 2014. The corporate phone number is (402) 551-8888.

As of December 31, 2011, we had 52 payday store locations. Our payday store locations typically range in size from 1,000 square feet to 2,000 square feet, and have varying lease terms (none of which, however, have remaining terms of more than five years). As of the date of this report, we have payday lending stores in the following cities:

•	Sterling, Colorado	•	Aberdeen, South Dakota
•	Council Bluffs, Iowa (two locations)	•	Rapid City, South Dakota
•	Des Moines, Iowa (four locations)	•	Sioux Falls, South Dakota
•	Sioux City, Iowa	•	Watertown, South Dakota
•	Dodge City, Kansas	•	Salt Lake City, Utah
•	Garden City, Kansas	•	Sandy, Utah
•	Columbus, Nebraska	•	Taylorsville, Utah
•	Grand Island, Nebraska	•	West Jordan, Utah
•	Hastings, Nebraska	•	Kenosha, Wisconsin
•	Lincoln, Nebraska (three locations)	•	Pleasant Prairie, Wisconsin
•	North Platte, Nebraska	•	Racine, Wisconsin (two locations)
•	Omaha, Nebraska (seven locations)	•	Casper, Wyoming (two locations)
•	Bismarck, North Dakota (two locations)	•	Gillette, Wyoming
•	Grand Forks, North Dakota (three locations)	•	Laramie, Wyoming
•	Fargo, North Dakota (four locations)	•	Sheridan, Wyoming
•	Minot, North Dakota	•	Rock Springs, Wyoming

As of December 31, 2011, we had 45 Cricket store locations. Our Cricket store locations typically range in size from 1,000 square feet to 2,500 square feet, and have varying lease terms (none of which, however, have remaining terms of more than five years). As of the date of this report, we have Cricket retail stores in the following cities:

•	Nogales, Arizona	•	Griffith, Indiana
•	Phoenix, Arizona	•	Council Bluffs, Iowa
•	Fort Collins, Colorado	•	Kansas City, Kansas
•	Greeley, Colorado	•	Kansas City, Missouri (four locations)
•	Coeur d’Alene, Idaho	•	St. Louis, Missouri (four locations)
•	Cahokia, Illinois	•	Wellston, Missouri
•	Fairview Heights, Illinois	•	Lincoln, Nebraska
•	Mundelein, Illinois	•	Omaha, Nebraska (seven locations)
•	Arlington Heights, Illinois	•	Cincinnati, Ohio
•	Round Lake Beach, Illinois	•	Oklahoma City, Oklahoma (two locations)
•	Elkhart, Indiana	•	Tulsa, Oklahoma
•	Gary, Indiana (two locations)	•	Hillsboro, Oregon
•	Merrillville, Indiana	•	Portland, Oregon
•	Mishawaka, Indiana	•	San Antonio, Texas (three locations)
•	South Bend, Indiana

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

ITEM 4   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

Our common stock is listed for trading on the OTC Bulletin Board, the “OTCBB,” under the symbol “WCRS.” The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2011 and 2010. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred. On or about March 1, 2010, our common stock also began tradingon the “OTCQB”, which is the OTC Markets’ middle-tier over-the-counter quotation platform. OTC Markets is the entity formerly known as “The Pink Sheets.”

Market Price (high/low)
For the Fiscal Year	2011	2010
First Quarter	$0.04 – 0.02	$0.30 – 0.08
Second Quarter	$0.06 – 0.02	$0.18 – 0.02
Third Quarter	$0.03 – 0.01	$0.08 – 0.02
Fourth Quarter	$0.04 – 0.01	$0.19 – 0.02

HOLDERS

As of the date of this report, we had 5,397,780 shares of common stock outstanding held by approximately 539 holders of record.

DIVIDENDS

Holders of our common stock are entitled to share pro rata in dividends and distributions with respect to the common stock when, as and if declared by our Board of Directors out of funds legally available therefore. We have not paid any dividends on our common stock and intend to retain earnings, if any, to finance the development and expansion of our business. In addition, we must first pay preferred dividends on its Series A Convertible Preferred Stock as described under the caption “Description of Equity Securities” below. The current dividend payable to the holders of Series A Convertible Preferred Stock aggregates to $525,000 on a quarterly basis. Other than with respect to shares of Series A Convertible Preferred Stock, future dividend policy is subject to the sole discretion of our Board of Directors and will depend upon a number of factors, including future earnings, capital requirements and our financial condition. As of the date of this report, the Company had an outstanding accrued but unpaid and cumulated dividends on its Series A Convertible Preferred Stock aggregating to $3,550,000.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The table below sets forth certain information, as of the close of business on December 31, 2011, regarding equity compensation plans (including individual compensation arrangements) under which securities of Western Capital were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	None	n/a	None
Equity compensation plans not approved by securityholders	None	n/a	2,000,000	(1)

(1)	In February 2008, our Board of Directors adopted the 2008 Stock Incentive Plan which permits the issuance of various incentives, including options or similar rights to purchase or acquire up to 2,000,000 shares of common stock. As of the date of this report, no incentives have been issued under such plan. We are not required by applicable state law or the listing standards of any self-regulatory organization or quotation service (e.g., the OTC Markets, NASD, AMEX or NYSE) to obtain the approval of its security holders prior to issuing any such compensatory options, warrants or other rights to purchase securities of the Company.

SALES OF UNREGISTERED SECURITIES AND REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

We repurchased shares of common stock, effective as at the end of 2011, as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 2011	1,678,963	(1)	$0.15	0	0

(1)	These shares were repurchased as a result of private negotiation with three shareholders who approached the Company regarding the potential repurchase of their shares by the Company. The Company obtained full and complete releases of all potential claims in the agreements governing these repurchase transactions.

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

OVERVIEW

We provide (through Wyoming Financial Lenders, Inc.) retail financial services to individuals primarily in the midwestern and southwestern United States. These services include non-recourse cash advance loans and installment loans, check cashing and other money services, including title loans. At the close of business on December 31, 2011 and as of the date of this report, we owned and operated 52 stores in nine states, including Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming.

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

In October 2008, we began operating Cricket Wireless retail stores as an authorized dealer of Cricket Wireless products and services. Authorized dealers are permitted to sell the Cricket line and generally locate their store operations in areas with a strong potential customer base where Cricket does not maintain a corporate storefront. We are an authorized premier Cricket dealer, and as such, we are only permitted to sell the Cricket line of prepaid cellular phones at our Cricket retail stores. In addition, each store we operate must resemble a Cricket corporate store. At the close of business on December 31, 2011, we owned and operated 45 Cricket wireless retail stores in 13 states, including Arizona, Colorado, Illinois, Idaho, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon and Texas.

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

With respect to our cost structure, salaries and benefits are one of our largest costs and are driven primarily by the number of storefronts operated throughout the year and seasonal fluctuation in sales volumes. Phone and accessory cost of sales and occupancy costs make up our second and third largest expense items, respectively. Our provision for losses is also a significant expense. We have experienced some seasonality in our operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

We evaluate our stores based on revenue growth, gross profit contributions and loss ratio (which, for the payday segment, is losses as a percentage of revenues), with consideration given to the length of time the storefront has been open and its geographic location. We evaluate changes in comparable storefront financial and other measures on a routine basis to assess operating efficiency. We define comparable storefronts as those that are open during the full periods for which a comparison is being made. For example, comparable storefronts for the annual analysis we undertook as of December 31, 2011 have been open at least 24 months on that date. We monitor newer storefronts for their progress toward profitability and rate of loan growth or units sold.

Revenues increased to $19.49 million in 2011 from $17.98 million in 2010. Payday loan revenues totaled $9.66 million in 2011 compared to $10.61 million in 2010. Revenues from our Cricket phone sales increased in 2011 to $4.59 million compared to $4.10 million during 2010. Store salaries and benefits expense was $4.70 million in 2011 compared to $4.57 million in 2010, an increase that resulted mainly from the acquisition of additional Cricket cellular retail storefronts in 2011. Our 2011 phone and accessories cost of sales was $2.86 million compared to $1.71 million in 2010. The increase in our Cricket Wireless segment revenues had a corresponding upward impact to our costs of sales. Income from stores increased to $5.38 million in 2011 compared to $5.08 million in 2010. Primarily as a result of these factors, net income increased to $1.44 million in 2011 from net income of $1.35 million in 2010.

We have 10,000,000 shares of Series A Convertible Preferred Stock (10% cumulative dividends, $0.01 par value, $2.10 stated value) authorized, issued and outstanding. One-fourth of the $2.1 million annual preferred dividend accrues each quarter, whether paid or not. Our Board of Directors votes to approve payment of dividends when appropriate and as permitted by Minnesota law. The dividend can be paid either in cash or in shares of our common stock at the discretion of the preferred shareholder. This preferred dividend is included in the net income or loss available to common shareholders. As a result, we had a net loss available to common shareholders in 2011 and 2010.

Our obligation to pay preferred dividends significantly impacts our cash flow and our ability to grow through acquisitions, which is the most significant way in which we expect to grow. For instance, our use of cash in satisfaction of the dividend-payment obligations prevents us from using that cash as part of acquisition transactions. The present condition of the credit markets available to businesses in our industry also makes it difficult for us to surmount this obstacle through borrowing. In addition, our use of cash in satisfaction of the dividend-payment obligations requires us to manage our cash in ways that we will ensure the availability of cash for lending to our payday loan customers during the fall and winter months, which is typically the busiest time of year for payday lending.

The preferred dividend obligation also significantly affects our net income available to common shareholders. For example, absent the 2011 preferred dividend of $2.1 million, our net income available to common shareholders would have been approximately $1.44 million. For this reason, we are continuing to explore ways in which we may be able to retire or redeem the Series A Convertible Preferred Stock. During 2011, we had engaged in discussions with WCR, LLC regarding the conversion of preferred stock on terms more favorable than those contained in the Certificate of Designation for the preferred stock, but we were unable to reach a definitive agreement in this regard. It is difficult for us to forecast what success, if any, we may have in this endeavor since the preferred stockholders are not obligated to surrender their shares, exchange them, or engage in any sort of recapitalization transaction.

The growth of the payday loan industry has followed, and continues to be significantly affected by, payday lending legislation and regulation in the various states and nationally. We actively monitor and evaluate legislative and regulatory initiatives in each of the states and nationally, and are involved with the efforts of the various industry lobbying efforts. To the extent that states enact legislation or regulations that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business could be adversely affected. In Nebraska, legislation was introduced in 2008 (but did not advance) to ban all cash advance or payday loans in Nebraska. Despite the defeat of this legislation, since we derived approximately 28% of our 2011 total payday segment revenues in Nebraska, any subsequent attempts to pass similar legislation in Nebraska, or other legislation that would restrict our ability to make cash advance loans in Nebraska, would pose significant risks to our business.

With payday loan industry growth and fragmentation, we believe there are opportunities to grow our business, primarily through acquisitions as opposed to organic growth. We continually evaluate opportunities in numerous states in which we currently operate and evaluate the regulatory environment and market potential in the various states in which we currently do not have stores. In addition to expanding our geographic reach, our strategic expansion plans also involve the expansion and diversification of our product and service offerings. For this reason, we have focused, and will continue to focus, a significant amount of time and resources on the development of our Cricket Wireless retail stores. We will also explore growth opportunity through the conversion (or partial conversion) of payday stores into pawn stores. We believe that successful expansion, both geographically and product- and service-wise, will help to mitigate the regulatory and economic risk inherent in our business by making us less reliant on (i) cash advance lending alone and (ii) any particular aspect of our business that concentrated geographically.

RESULTS OF OPERATIONS:

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

For the year ended December 31, 2011, net income was $1.44 million compared to a net income of $1.35 million in 2010. Income from continuing operations before income taxes was $2.32 million in 2011 compared to $2.10 million in 2010. The major components of each of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense are discussed below.

Revenues

Revenues totaled $19.49 million in 2011 compared to $17.98 million in 2010, an increase of $1.51 million or 8.40%. The increase in total revenues resulted primarily from the following factors impacting the Cricket Wireless division: an increase in the number of Cricket storefronts in the last four months of 2011 compared to 2010 and a higher per unit selling price of phones. We originated approximately $67.5 million in payday loans during 2011 compared to $71.88 million in payday loans during the prior year. The average loan (including fee) totaled $382 in 2011 versus $367 in the prior year. Our average fee for 2011 was $55 compared to $54 for 2010. We closed four payday storefronts in Montana late in the fourth quarter of 2010 because of recent state legislation. Revenues from Cricket phone sales totaled $4.59 million in 2011 compared to $4.09 million in 2010. Cricket service fee revenue totaled $3.74 million in 2011 compared to $1.42 million in 2010, an increase related primarily to a change in dealer compensation arrangement in 2011. We had 49 Cricket retail storefronts open and operating during at least some part of fiscal 2011 compared to 37 storefronts during fiscal 2010. During 2011, we added 18 Cricket storefronts and closed four. In comparison, during 2010, we added four Cricket storefronts and closed six. Other revenues, including installment interest income, check cashing, title loans, service change fees and other sources, totaled $1.50 million and $1.86 million for 2011 and 2010, respectively.

The following table summarizes our revenues:

	Year Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010
			(percentage of revenues)
Payday loan fees	$9,663,130	$10,607,136	49.6%	59.0%
Phones and accessories	4,585,584	4,094,049	23.5%	22.8%
Cricket service fees	3,741,495	1,419,446	19.2%	7.9%
Installment interest income	538,273	-	2.8%	-%
Check cashing fees	682,094	739,733	3.5%	4.1%
Other income and fees	277,344	1,118,083	1.4%	6.2%
Total	$19,487,920	$17,978,447	100%	100%

We expect that our sources of revenue for 2012 may continue to diversify as we continue to improve and increase sales in our Cricket retail operations and look to open new Cricket retail and pawn storefronts.

Store Expenses

Total expenses associated with store operations for 2011 were $14.10 million compared to $12.90 million for 2010, an increase of $1.20 million or 9.30%. The major components of these expenses are salaries and benefits for our store employees, provision for loan losses, costs of sales for phones and accessories, occupancy costs primarily relating to our store leaseholds, advertising expenses, depreciation of store equipment, amortization of intangible assets and other expenses associated with store operations.

Overall, our most significant increases in store expenses from 2011 to 2010 related to salaries and benefits for our store employees, the provision for loan losses, and phones and accessories. Our most significant decrease in store expenses over that same period relates to our costs of occupancy. A discussion and analysis of the various components of our store expenses appears below.

Salaries and Benefits. Payroll and related costs at the store level were $4.70 million in 2011 compared to $4.58 million in 2010, an increase of $.13 million. This increase is a result of an increase in the number of storefronts operating throughout 2011. As a result of additional Cricket retail storefronts in 2011, we expect that salaries and benefits for 2012 will increase because the additional storefronts will be operating the entire year. Our salaries and benefits expenses will further increase if we add additional storefronts in 2012.

Provisions for Loan Losses. Our provision for losses for 2011 totaled $1.40 million and $1.28 million for 2010. Our provision for loan losses as a percentage of loan fee revenue was 14.5% during 2011 versus 12.1% during 2010. The less favorable loss ratio is due primarily to higher loss percentages with installment lending. Due to our inability to foretell the speed and scope of the current economic recovery or the economy in general, we believe there are currently uncertainties in what loan losses for 2012 may be.

Phone and Accessories Cost of Sales.  The increase in our Cricket Wireless phone and accessory revenues resulted in corresponding increase in costs of sales.  For the year ended December 31, 2011, our costs of sales were $2.86 million compared to $1.71 million in 2010.  Also contributing to the increase was a 2011 change in the dealer compensation arrangement with Cricket that resulted in lower margins, partially offset by increased fees income.

Occupancy Costs. Occupancy expenses, consisting primarily of store leases were $1.69 million during 2011 compared to $1.85 million in 2010, a decrease of $.16 million primarily resulting from a higher number of storefront days (number of storefronts times days leased for year) in 2010 compared to 2011. Occupancy expenses as a percentage of revenues decreased from 10.3% in 2010 to 8.65% in 2010.

Advertising.  Advertising and marketing related expense was $.33 million in 2011 compared to $.36 million in 2010. We believe that our advertising expenses in 2012 may increase slightly over those in 2011, mainly as a result of the need to increase advertisement of our Cricket wireless cellular segment and for pawn stores we open in 2012.

Depreciation. Depreciation decreased by $.01 million in 2011. Depreciation was $.27 million for 2011 and $.28 million for 2010.

Amortization of Intangible Assets. Amortization of the customer relationship and other intangible assets was $.44 million for 2011 and $.52 million for 2010. This has been decreasing as intangibles become fully amortized.

Other Store Expenses. Other store expenses increased from $2.33 million in 2010 to $2.42 million in 2011. Other store expenses include bank fees, collection costs, repair and maintenance, supplies, telephone, utilities and network lines, and others. The increase in these expenses during 2011 was primarily due to increased supplies related to our Cricket store acquisitions.

General and Administrative Expenses

Total general and administrative costs for 2011 were $3.07 million compared to $2.98 million for 2010. The major components of these costs for 2011 are salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses.

Salaries and Benefits. Salaries and benefits expenses for 2011 were $1.74 million compared to $1.53 million for 2010, with the increase being mainly attributable to an increase in the management bonus pool established pursuant to the employment agreement with the Company’s CEO. The Company expects that during 2012 salaries and benefits expenses associated with executive management and corporate headquarters will remain consistent with their 2011 levels.

Interest Expense. The Company had $.29 million of interest expense in 2011 compared to $.41 million in 2010, a 29.3% decrease due to a reduction in notes payable balances.

Other General and Administrative Expenses. Other general and administrative expenses, such as professional fees, management / consulting fees, utilities, office supplies, and other minor costs associated with corporate headquarters activities were $1.01 million in 2011 compared to $1.03 million during 2010. The decrease in these expenses is mainly attributable to a decrease in nonrecurring professional fees, partially offset by management / consulting fees.

Total Operating Expenses

Total operating expenses for 2011 and 2010 were $17.17 million and $15.88 million, respectively. We anticipate our total operating expenses in 2012 to increase compared to 2011 due to the increase in number of storefronts during 2011 and 2012.

Income Tax Expense

Income tax expense on continuing operations increased to $.88 million in 2011 compared to $.75 million in 2010 for an effective rate of 38% and 36%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows:

	Year Ended December 31,
	2011	2010

Cash flows provided (used) by :
Operating activities	$2,149,115	$2,743,235
Investing activities	(1,562,729)	(103,964)
Financing activities	(769,330)	(2,073,447)
Net increase (decrease) in cash	(182,944)	565,824
Cash, beginning of period	2,092,386	1,526,562
Cash, end of period	$1,909,442	$2,092,386

At December 31, 2011, we had cash of $1.91 million compared to cash of $2.09 million on December 31, 2010. For 2012, we believe that our available cash, combined with expected cash flows from operations, will be sufficient to fund our liquidity and capital expenditure requirements through March of 2013. Our expected short-term uses of cash include the reduction in accruals related to operations, scheduled principal and interest payments on long-term debts, repayment of short-term debt, and capital expenditures.

Our overall cash and liquidity position has been significantly enhanced by the past and current willingness of the holders of our Series A Convertible Preferred Stock to not insist that the Company pay dividends to those stockholders to the greatest extent permitted by Minnesota state law.  Minnesota state law indicates that a corporation can only pay a dividend in circumstances where the corporation will be able to pay its debts in the ordinary course of business after making the dividend. In the case where those stockholders were to insist that the Company pay dividends to the greatest extent permitted by state law (as required by the terms of the preferred stock), our liquidity position would likely be negatively affected, perhaps materially, such that we would be required to arrange for or engage in additional borrowing to ensure that we would have capital available to fund cash advance loans and otherwise.

Credit Facilities

On January 26, 2011, the Company and Wyoming Financial Lenders, Inc. entered into a Loan Extension Agreement with WERCS. The Loan Extension Agreement extends the maturity date for the payment of all obligations under the Business Loan Agreement to April 1, 2012. In connection with the extension agreement, the Company made a principal payment of $1,000,000. On March 14, 2012, the Company paid the remaining principal balance and all accrued and unpaid interest.

On October 18, 2011, the Company entered into a borrowing arrangement with River City Equity, Inc. and delivered a related long-term promissory note in favor of River City Equity. The borrowing arrangement allows the Company to borrow up to $2,000,000 at an interest rate of 12% per annum, with interest payable on a monthly basis. The note matures on September 30, 2013, on which date all unpaid principal and accrued but unpaid interest thereon is due and payable. The note includes a prepayment penalty and, under certain circumstances, permits River City Equity to obtain a security interest in all of the Company’s assets. As of December 31, 2011, $1,000,000 has been advanced under this arrangement.

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

Loans Receivable Allowance

We maintain a loan loss allowance for anticipated losses for our payday, installment and title loans. To estimate the appropriate level of the loan loss allowance, we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current loan loss allowance is based on our net write offs, typically expressed as a percentage of loan amounts originated for the last 24 months applied against the principal balance of outstanding loans that we write off. We also periodically perform a look-back analysis on our loan loss allowance to verify the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. We are aware that as conditions change, we may also need to make additional allowances in future periods.

Included in loans receivable are payday loans that are currently due or past due and payday loans that have not been repaid. This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons. Also included in loans receivable are current and delinquent installment and title loans. Loans are carried at cost less the loans receivable allowance. We do not specifically reserve for any individual loan. We aggregate loan types for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio. This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates. We utilize a software program to assist with the tracking of its historical portfolio statistics. As a result of the Company’s collection efforts, it historically writes off approximately 42% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximate percentages:  1 to 30 days – 42%; 31 to 60 days – 66%; 61 to 90 days – 82%; 91 to 120 days – 88%; and 121 to 180 days – 90%. All returned items are charged-off after 180 days, as collections after that date have not been significant. The loan loss allowance is reviewed monthly and any adjustment to the loans receivable allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

At December 31, 2011 and 2010 our outstanding loans receivable aging was as follows:

	December 31,
	2011	2010
Current	$4,626,000	$4,542,000
1-30	297,000	276,000
31 – 60	220,000	234,000
61 – 90	223,000	209,000
91 - 120	171,000	220,000
121 – 150	189,000	227,000
151 – 180	163,000	201,000
	5,889,000	5,909,000
Allowance for losses	(1,001,000)	(1,165,000)
	$4,888,000	$4,744,000

A rollforward of our loans receivable allowance for the years ended December 31, 2011 and 2010 is as follows:

	Year Ended December 31
	2011	2010
Loans receivable allowance, beginning of year	$1,165,000	$1,237,000
Provision for loan losses charged to expense:	1,397,000	1,280,000
Charge-offs, net	(1,561,000)	(1,352,000)

Loans receivable allowance, end of year	$1,001,000	$1,165,000

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

Due to the effect of our capital structure involving preferred stock and related cumulative preferred dividends, the market capitalization approach of valuing the reporting unit as a whole is not practical. The discounted future cash flows method is utilized in estimating value. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, which are limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit's goodwill over the implied fair value of that goodwill.

In determining the estimated future discounted cash flows, we consider current and projected future levels of income, as well as strategic plans, business trends, prospects, and market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated financial position and future earnings. We believe that the estimates of future cash flows and fair value determined as of October 1, 2011 are reasonable. Changes in estimates of those cash flows and fair value, however, could affect the evaluation. Based upon this evaluation, we concluded that the fair value exceeded the carrying value of net assets and there was no impairment.

As of December 31, 2011, we evaluated whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test. As part of this evaluation, we considered additional qualitative factors, including whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of our reporting unit. This analysis resulted in a determination that no triggering events or changes in circumstances had occurred.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX OF FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors

Western Capital Resources, Inc.

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of Western Capital Resources, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Capital Resources, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Minneapolis, Minnesota

/s/ Lurie Besikof Lapidus & Company, LLP

March 30, 2012

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash	$1,909,442	$2,092,386
Loans receivable (less allowance for losses of $1,001,000 and $1,165,000)	4,887,813	4,743,906
Inventory	756,528	502,415
Prepaid expenses and other	451,751	152,736
Deferred income taxes	413,000	467,000
TOTAL CURRENT ASSETS	8,418,534	7,958,443

PROPERTY AND EQUIPMENT	757,747	824,102

GOODWILL	12,393,869	11,458,744

INTANGIBLE ASSETS	309,552	434,413

OTHER	142,074	95,180

TOTAL ASSETS	$22,021,776	$20,770,882

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,323,730	$1,477,607
Income tax payable	-	435,670
Note payable – short-term	1,000,000	2,000,000
Current portion long-term debt	695,123	769,330
Preferred dividend payable	3,550,000	1,450,000
Deferred revenue	314,561	320,021
TOTAL CURRENT LIABILITIES	7,883,414	6,452,628

LONG-TERM LIABILITIES
Note payable – long-term	1,210,065	905,188
Deferred income taxes	530,000	350,000
TOTAL LONG-TERM LIABILITIES	1,740,065	1,255,188

TOTAL LIABILITIES	9,623,479	7,707,816

SHAREHOLDERS’ EQUITY
Series A convertible preferred stock 10% cumulative dividends, $0.01 par value, $2.10 stated value. 10,000,000 shares authorized, issued and outstanding	100,000	100,000
Common stock, no par value, 240,000,000 shares authorized, 7,446,007 and 7,446,007 shares issued and outstanding.	-	-
Additional paid-in capital	18,221,777	18,221,777
Accumulated deficit	(5,923,480)	(5,258,711)
TOTAL SHAREHOLDERS’ EQUITY	12,398,297	13,063,066

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$22,021,776	$20,770,882

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2011	2010
REVENUES
Payday loan fees	$9,663,130	$10,607,136
Phones and accessories	4,585,584	4,094,049
Cricket service fees	3,741,495	1,419,446
Installment interest income	538,273	-
Check cashing fees	682,094	739,733
Other income and fees	277,344	1,118,083
	19,487,920	17,978,447

STORE EXPENSES
Salaries and benefits	4,702,051	4,573,346
Provisions for loan losses	1,396,724	1,279,547
Phone and accessories cost of sales	2,857,294	1,706,160
Occupancy	1,686,373	1,852,279
Advertising	333,453	363,171
Depreciation	275,389	280,250
Amortization of intangible assets	435,861	517,656
Other	2,417,441	2,327,611
	14,104,586	12,900,020

INCOME FROM STORES	5,383,334	5,078,427

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	1,735,686	1,527,797
Depreciation	23,741	17,677
Interest expense	290,913	405,249
Other	1,014,763	1,026,763
	3,065,103	2,977,486

INCOME BEFORE INCOME TAXES	2,318,231	2,100,941

INCOME TAX EXPENSE	883,000	752,000

NET INCOME	1,435,231	1,348,941

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS (assumes all paid)	(2,100,000)	(2,100,000)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(664,769)	$(751,059)

NET LOSS PER COMMON SHARE -
Basic and diluted	$(0.09)	$(0.10)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING -
Basic and diluted	7,446,007	7,584,637

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE - December 31, 2009	10,000,000	$100,000	7,996,007	$-	$18,478,337	$(4,676,212)	$13,902,125

Shares retired	-	-	(550,000)	-	(256,560)	168,560	(88,000)
Dividends	-	-	-	-	-	(2,100,000)	(2,100,000)
Net income	-	-	-	-	-	1,348,941	1,348,941
BALANCE - December 31, 2010	10,000,000	100,000	7,446,007	-	18,221,777	(5,258,711)	13,063,066

Dividends	-	-	-	-	-	(2,100,000)	(2,100,000)
Net income	-	-	-	-	-	1,435,231	1,435,231
BALANCE - December 31, 2011	10,000,000	$100,000	7,446,007	$-	$18,221,777	$(5,923,480)	$12,398,297

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
OPERATING ACTIVITIES
Net Income	$1,435,231	$1,348,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	299,130	297,927
Amortization	435,861	517,656
Shares received for reimbursement of expenses	-	(88,000)
Deferred income taxes	234,000	119,000
Loss on disposal of property and equipment	28,172	57,650
Changes in operating assets and liabilities:
Loans receivable	(100,876)	131,964
Inventory	(254,113)	(128,557)
Prepaid expenses and other assets	(334,283)	97,944
Accounts payable and accrued liabilities	411,453	414,515
Deferred revenue	(5,460)	(25,805)
Net cash provided by operating activities	2,149,115	2,743,235

INVESTING ACTIVITIES
Purchases of property and equipment	(145,947)	(103,964)
Acquisition of stores, net of cash acquired	(1,416,782)	-
Net cash used by investing activities	(1,562,729)	(103,964)

FINANCING ACTIVITIES
Net advances on notes payable	-	205,628
Payments on notes payable – long-term	(769,330)	(629,075)
Dividends	-	(1,650,000)
Net cash used by financing activities	(769,330)	(2,073,447)

NET INCREASE (DECREASE) IN CASH	(182,944)	565,824

CASH
Beginning of year	2,092,386	1,526,562
End of year	$1,909,442	$2,092,386

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$1,094,468	$343,103
Interest paid	$290,954	$401,594

Noncash investing and financing activities:
Refinancing of note payable – short-term	$-	$1,636,044

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

Nature of Business/ Basis of Presentation

Western Capital Resources, Inc. (WCR) through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL) and PQH, Inc. (PQH), collectively referred to as the Company, provides retail financial services and retail cellular phone sales to individuals primarily in the Midwestern United States.  The Company operated 52 “Payday” stores in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming) as of December 31, 2011 and 51 “Payday” stores in 2010. The Company operated 45 Cricket wireless retail stores in 13 states (Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon and Texas) as of December 31, 2011 and 31 Cricket wireless retail stores in eight states (Illinois, Indiana, Iowa, Kansas, Maryland, Missouri, Nebraska and Texas) as of December 31, 2010.  The consolidated financial statements include the accounts of WCR, WFL, and PQH. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company, through its “payday” division, provides non-recourse cash advance and installment loans, check cashing and other money services.  The short-term consumer loans, known as cash advance loans or “payday” loans, are in amounts that typically range from $100 to $500. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s personal check for the aggregate amount of the cash advanced plus a fee. The fee varies from state to state, based on applicable regulations and generally ranges from $15 to $22 per each $100 borrowed. To repay a cash advance loan, a customer may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection. Installment loans provide customers with cash in exchange for a promissory note with a maturity of generally three to six months and are unsecured. The fee and interest rate on installment loans vary based on applicable regulations.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Significant management estimates relate to the loans receivable allowance, allocation of and carrying value of goodwill and intangible assets, inventory valuation and obsolescence and deferred taxes and tax uncertainties.

Revenue Recognition

The Company recognizes fees on cash advance loans on a constant-yield basis ratably over the loans’ terms. Title and installment loan fees and interest are recognized using the interest method, except that installment loan origination fees are recognized as they become non-refundable and installment loan maintenance fees are recognized when earned. The Company records revenue from check cashing fees, sales of phones, and accessories and fees from all other services in the period in which the sale or service is completed.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans Receivable Allowance

We maintain a loan loss allowance for anticipated losses for our payday, installment and title loans. To estimate the appropriate level of the loan loss allowance, we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current loan loss allowance is based on our net write offs, typically expressed as a percentage of loan amounts originated for the last 24 months applied against the principal balance of outstanding loans that we write off. The Company also periodically performs a look-back analysis on its loan loss allowance to verify the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. The Company is aware that as conditions change, it may also need to make additional allowances in future periods.

Included in loans receivable are payday loans that are currently due or past due and payday loans that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.  Also included in loans receivable are current and delinquent installment and title loans. Loans are carried at cost less the loans receivable allowance.  The Company does not specifically reserve for any individual loan.  The Company aggregates loan types for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.  As a result of the Company’s collection efforts, it historically writes off approximately 42% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximately percentages: 1 to 30 days – 42%; 31 to 60 days – 66%; 61 to 90 days – 82%; 91 to 120 days – 88%; and 121 to 180 days – 90%.  All returned items are charged-off after 180 days, as collections after that date have not been significant.  The loans receivable allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

At December 31, 2011 and 2010 our outstanding loans receivable aging was as follows:

	December 31,
	2011	2010
Current	$4,626,000	$4,542,000
1-30	297,000	276,000
31 – 60	220,000	234,000
61 – 90	223,000	209,000
91 - 120	171,000	220,000
121 – 150	189,000	227,000
151 – 180	163,000	201,000
	5,889,000	5,909,000
Allowance for losses	(1,001,000)	(1,165,000)
	$4,888,000	$4,744,000

A rollforward of the Company’s loans receivable allowance for the years ended December 31, 2011 and 2010 is as follows:

	Year Ended December 31,
	2011	2010
Loans receivable allowance, beginning of year	$1,165,000	$1,237,000
Provision for loan losses charged to expense	1,397,000	1,280,000
Charge-offs, net	(1,561,000)	(1,352,000)
Loans receivable allowance, end of year	$1,001,000	$1,165,000

Inventory

Inventory, consisting of phones and accessories, is stated at cost, determined on the specific identification and a first-in, first-out basis, respectively.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Due to the effect of our capital structure involving preferred stock and related cumulative preferred dividends, the market capitalization approach of valuing the reporting unit as a whole is not practical. The discounted future cash flows method is utilized in estimating value. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. There were no impairment charges recorded in 2011 or 2010.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted net loss per common share is computed by dividing the net loss available to common shareholders’ by the sum of the weighted average number of common shares outstanding plus potentially dilutive common share equivalents (convertible preferred shares) when dilutive. The 10 million shares of potentially dilutive Series A Convertible Preferred Stock outstanding at December 31, 2011 and 2010 were anti-dilutive and therefore excluded from the dilutive net loss per share computation:

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2011	2010
Series A Convertible Preferred Stock	10,000,000	10,000,000

Fair Value of Financial Instruments

The amounts reported in the balance sheets for cash, loans receivable, inventory, and accounts payable are short-term in nature and their carrying values approximate fair values. The amounts reported in the balance sheets for notes payable are both long-term and short-term and their carrying value approximates fair value.

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

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08 “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” ASU 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should perform additional steps to determine if there is goodwill impairment. The amendments are effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011, early adoption being permitted. The adoption of ASU 2011-08 is not expected to have an impact on our consolidated financial statements.

2.	Acquisitions/Dispositions –

In 2011 the Company purchased the assets of various stores in separate transactions. The aggregate purchase price totaled $1,421,000.

In September through December 2011, the Company acquired 17 retail storefronts (Arizona (2), Colorado (2), Idaho, (1), Illinois (4), Missouri (1), Nebraska (1), Ohio (1), Oklahoma (3) and Oregon (2)) for $1,373,000. Fourteen of the storefronts were previously Cricket corporate owned stores and 3 were acquired from another Cricket dealer.

In October 2011, the Company acquired one Payday store in Iowa for $48,000.

The Company made no material acquisitions in 2010.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the purchase method of accounting the assets and liabilities of the aforementioned acquisitions were recorded at their respective fair values as of the purchase date as follows:

Year Ended December 31, 2011
Cash	$4,000
Loans receivable	43,000
Property and equipment	115,000
Intangible assets	311,000
Goodwill	935,000
Other non-current assets	12,000
Other	1,000
$1,421,000

The results of the operations for the acquired locations have been included in the consolidated financial statements since the date of the acquisitions. The following table presents the unaudited pro forma results of operations for the year ended December 31, 2011 and 2010, as if the acquisitions had been consummated at the beginning of 2010. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the 2010 or the results which may occur in the future.

	For the Year Ended December 31,
	2011	2010
Pro forma revenue	$25,996,000	$25,788,000
Pro forma net loss	$(148,100)	$(232,400)
Pro forma net loss per common share – basic and diluted	$(0.02)	$(0.03)

3.	Segment Information –

The Company has grouped its operations into two segments – Payday Operations and Cricket Wireless Retail Operations.  The Payday Operations segment provides financial and ancillary services.  The Cricket Wireless Retail Operations segment is a dealer for Cricket Wireless, Inc., reselling cellular phones and accessories and serving as a payment center for Cricket customers.

Segment information related to the years ended December 31, 2011 and 2010:

	For the Year Ended December 31, 2011			For the Year Ended December 31, 2010
	Payday	Cricket Wireless	Total	Payday	Cricket Wireless	Total

Revenues	$11,211,739	$8,276,181	$19,487,920	$11,753,254	$6,225,193	$17,978,447
Depreciation and amortization	$151,249	$583,742	$734,991	$183,186	$632,397	$815,583
Interest expense	$-	$290,913	$290,913	$144	$405,105	$405,249
Income tax expense (benefit)	$963,000	$(80,000)	$883,000	$1,009,000	$(257,000)	$752,000
Net income (loss)	$1,575,757	$(140,526)	$1,435,231	$1,745,791	$(396,850)	$1,348,941
Total segment assets	$15,037,112	$6,984,665	$22,021,776	$15,481,283	$5,289,599	$20,770,882
Expenditures for segmented assets	$55,216	$1,451,856	$1,507,072	$101,991	$51,973	$153,964

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Property and Equipment –

Property and equipment consisted of the following:

	For the Year Ended December 31,
	2011	2010
Furniture and equipment	$1,076,225	$938,535
Leasehold improvements	727,570	705,909
Other	71,766	71,983
	1,875,561	1,716,427
Less accumulated depreciation	1,117,814	892,325

	$757,747	$824,102

Depreciation expense on all operations for the year ended December 31, 2011 and 2010 was $299,130 and $297,927, respectively.

5.	Intangible Assets –

Intangible assets consisted of the follows:

	For the Year Ended December 31,
	2011	2010
Customer relationships	$4,453,912	$4,142,912
Less accumulated amortization	4,144,360	3,708,499

	$309,552	$434,413

As of December 31, 2011, estimated future amortization expense for the customer relationships is as follows:

2012	$175,000
2013	88,000
2014	47,000
$310,000

6.	Note Payable – Short Term –

The Company’s short-term debt is as follows:

	December 31,
	2011	2010
Note payable to WERCS with interest payable monthly at the fixed rate of 12%. The note was extended to April 1, 2012, is collateralized by substantially all assets of WFL and shares of stock of WFL, and contains certain financial and compliance covenants, as defined.	$1,000,000	$2,000,000
	$1,000,000	$2,000,000

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Notes Payable – Long Term –

The Company’s long-term debt is as follows:

	December 31,
	2011	2010
Note payable (with a credit limit of $2,000,000) to River City Equity, Inc., a related party, with interest payable monthly at 12% due September 30, 2013 and upon certain events can be collateralized by substantially all assets of WCR.	$1,000,000	$-
Note payable to a related party with interest payable monthly at 10%, due March 1, 2013 and collateralized by substantially all assets of select locations of PQH.	449,340	770,638
Note payable to a related party with interest payable monthly at 10%, due April 1, 2013 and collateralized by substantially all assets of select locations of PQH.	440,499	711,140
Note payable with interest payable monthly at 7%, amortized through January 1, 2012 and collateralized by substantially all assets of select locations of PQH.	15,349	192,740
Total	1,905,188	1,674,518
Less current maturities	(695,123)	(769,330)
	$1,210,065	$905,188

Estimated repayments are as follows:

2012	$695,123
2013	1,210,065
$1,905,188

8.	Income Taxes –

The Company’s provision for income taxes is as follows:

	For the Year Ended December 31,
	2011	2010
Current:
Federal	$549,000	$525,000
State	100,000	108,000
	649,000	633,000

Deferred:
Federal	197,000	100,000
State	37,000	19,000
	234,000	119,000

	$883,000	$752,000

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets (liabilities) are summarized as follows:

	For the Year Ended December 31,
	2011		2010
	Current	Non-Current	Current	Non-Current
Deferred income tax assets:
Allowance for loan receivable	$380,000	$-	$442,000	$-
Other	33,000	-	25,000	-
	413,000	-	467,000	-
Deferred income tax liabilities:
Property and equipment	-	(163,000)	-	(194,000)
Goodwill and intangible assets	-	(367,000)	-	(156,000)
	-	(530,000)	-	(350,000)

Net	$413,000	$(530,000)	$467,000	$(350,000)

Reconciliations from the statutory federal income tax rate to the effective income tax rate are as follows:

	For the Year Ended December 31,
	2011	2010
Income tax expense using the statutory federal rate	$788,000	$714,000
State income taxes, net of federal benefit	92,000	83,000
Shares received for reimbursement of expenses	-	(33,000)
Other	3,000	(12,000)

Income tax expense	$883,000	$752,000

It is the Company’s practice to recognize penalties and/or interest related to income tax matters in interest and penalties expense. As of December 31, 2011 and 2010, the Company had an immaterial amount of accrued interest and penalties.

The Company is subject to income taxes in the U.S. federal jurisdiction and various states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Accounting principles generally accepted in the United States of America require management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company and has concluded that as of December 31, 2011, there are no uncertain positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the financial statements. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. Management believes it is no longer subject to income tax examinations for years prior to 2008.

9.	Shareholders’ Equity –

Capitalization

At December 31, 2011, the Company’s authorized capital stock consists of 250,000,000 shares of no par value capital stock. All shares have equal voting rights and are entitled to one vote per share.

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

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2008 Stock Incentive Plan

On February 2, 2008, the Board of Directors of the Company approved and adopted the Company’s 2008 Stock Incentive Plan, pursuant to which an aggregated of 2,000,000 shares of common stock have been reserved for issuance.  No options under this plan have been granted as of December 31, 2011.

The Company had no stock options or stock warrants outstanding at December 31, 2011.

10.	Preferred Stock Dividend –

Reconciliations of the cumulative preferred stock dividend payable are as follows:

	For the Year Ended December 31,
	2011	2010
Balance due, beginning of year	$1,450,000	$1,000,000
Current year preferred dividends payable	2,100,000	2,100,000
Preferred dividends paid	-	(1,650,000)

Balance due, end of year	$3,550,000	$1,450,000

In addition, the Company has $525,000 of fourth quarter unaccrued cumulative preferred dividends at December 31, 2011 and 2010 that became due and payable January 15, 2012 and 2011, respectively.

11.	Operating Lease Commitments –

The Company leases its facilities under operating leases with terms ranging from month to month to six years, with rights to extend for additional periods. Rent expense on all operations was approximately $1,704,000 and $1,863,000 in 2011 and 2010, respectively.  Future minimum lease payments are approximately as follows:

Year Ending December 31,	Amount
2012	$1,411,000
2013	899,000
2014	548,000
2015	234,000
2016 and thereafter	70,000
$3,162,000

12.	Related Party Transactions –

The Company leases two properties from an officer of the Company and another related party under operating leases, one that extends through October, 2016 requiring monthly lease payments of $1,680 and one that extends through June, 2015 requiring monthly lease payments of $1,200.

On August 31, 2011, the Company entered into two operating leases for property owned by Ladary, Inc.  Ladary, which acquired the two properties in foreclosure sales, is a corporation partially owned by the Chief Executive Officer of the Company, two directors and two employees of the management company that manages the Company’s largest shareholder.  The new leases, one of which replaced an earlier lease that the Company had entered into with the prior landlord, have four-year terms, require aggregate monthly rental payments of $6,000, and are on terms and conditions substantially similar to those contained in the replaced leases.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 18, 2011 the Company entered into a long-term Promissory Note with River City Equity, Inc. River City Equity, Inc. is a related party due to the relationship of one of its minority shareholders to the Company’s CEO. Terms of the note are for up to $2,000,000 of principal to be loaned at a rate of 12% with interest payable on a monthly basis. The note matures and all accrued and unpaid interest and the unpaid principal is due and payable on September 30, 2013. The note includes a prepayment penalty and terms providing a security interest, under certain circumstances, in substantially all assets of the Company.

Mr. Richard Miller is the Company’s Board Chairman. Mr. Miller provides management consulting services to the Company in addition to his services as Chairman of the Board. In accordance with the consulting agreement, his compensation is $100,000 per year. He was paid $100,000 and $75,000 in 2011 and 2010, respectively, under this consulting agreement.

Rent expense to related parties for 2011 and 2010 was approximately $57,000 and $33,000, respectively.

Interest expense for 2011 and 2010 on the related party notes payable was approximately $139,000 and $176,000, respectively.

At the time of executing the credit facility with WERCS, the CEO was a non-controlling and non-affiliate (under 10%) shareholder of WERCS. As of December 31, 2010, the CEO was no longer a shareholder of WERCS.

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

The performance-based bonus provisions permit management to receive annual bonus payments in cash based on adjusted EBITDA and other targets established by the Board of Directors annually. The Employment Agreement sets the 2011 and 2010 adjusted EBITDA target at $4 million. If the Company’s actual adjusted EBITDA performance for a particular annual period ranges from 85-100% of the established adjusted EBITDA target, the cash bonus pool will be 7.5% of adjusted EBITDA. If the Company’s actual EBITDA performance for a particular annual period exceeds 100% of the established adjusted EBITDA target, 15% of adjusted EBITDA over the established target will be added to the cash bonus pool. The cash bonus pool for 2010 is limited to 75% of the calculated annual amount due to the mid-year implementation of the agreement. The Board approved modifications to the threshold calculations for 2011 by modifying them to exclude from the capital expenditures and working capital requirement calculations the Cricket store acquisition transactions and related long-term debt. The bonus pool for 2011 is approximately $334,000. Certain targets were not achieved for 2010 due to transactions approved by the Board. The Board did, however, approve a bonus pool for management of approximately $215,000 for 2010, the amount that would have been earned under this plan had all the targets been achieved.

15.	Management and Advisory Agreement –

Effective April 1, 2010, the Company entered into a Management and Advisory Agreement with Blackstreet Capital Management, LLC (“Blackstreet”), to provide certain financial, managerial, strategic and operating advice and assistance. Blackstreet employs two of the Company’s directors and is affiliated with another entity to which a third director provides consulting services. The annual fees for this contract will be the greater of 5% of EBITDA or $300,000 (increased by 5% annually effective April 1, 2011). Management and advisory fees for 2011 and 2010 were $311,250 and $225,000, respectively.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was passed by the U.S. Congress and signed into law. Under the Act, a new Consumer Financial Protection Bureau will consolidate most federal regulation of financial services offered to consumers, and replace the Office of Thrift Supervision’s seat on the FDIC Board. Almost all credit providers, including mortgage lenders, providers of payday loans, other nonbank financial companies, and banks and credit unions with assets over $10 billion, will be subject to new regulations to be passed by the Bureau. While the Bureau does not appear to have authority to make rules limiting interest rates or fees charged, the scope and extent of the Bureau’s authority will nonetheless be broad, and it is expected that the Bureau will address issues such as rollovers or extensions of payday loans and compliance with federal rules and regulations. Future restrictions on the payday lending industry could have serious consequences for the Company.

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

During the 2010 legislative session in Colorado, House Bill 10-1351 was passed into law. This bill amended the Colorado Deferred Deposit Loan Act, the existing payday lending law. The law became effective August 11, 2010 and modified traditional payday lending by changing the single payment advance (with no minimum term) into a single or multiple payment loan with a minimum six month term. It also limited the amount and type of fees that can be charged on these loans, effectively reducing by one-half the fees that can be charged and when the fees may be realized. The Company continues to operate its sole store in Colorado offering short-term installment loans.

In May 2010, new laws were enacted in Wisconsin that restrict the number of times a consumer may renew (or rollover) a payday loan. Previously, there were no limits to the number of rollovers permitted. Effective January 1, 2011, consumers in Wisconsin are only be allowed to renew a payday loan once, and then lenders will be required to offer a 60-day, interest free, payment plan to consumers. In 2011 we introduced an installment loan product in Wisconsin.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 2, 2010, voters in Montana passed Petition Initiative I-164. Effective January 1, 2011, Petition Initiative I-164 capped fees on payday loans at an imputed interest rate of 36%. The Company discontinued its payday loan operations in that state on December 31, 2010.

The passage of federal or state laws and regulations could, at any point, essentially prohibit the Company from conducting its payday lending business in its current form. Any such legal or regulatory change would certainly have a material and adverse effect on the Company, its operating results, financial condition and prospects, and perhaps even its viability.

For the years ended December 31, 2011 and 2010, the Company had significant revenues by state (shown as a percentage of applicable division’s revenue when 10% or more) as follows:

Payday Division			Cricket Wireless Division
	2011 % of Revenues	2010 % of Revenues		2011 % of Revenues	2010 % of Revenues
Nebraska	28%	28%	Missouri	25%	31%
Wyoming	15%	14%	Nebraska	18%	16%
North Dakota	18%	16%	Texas	11%	12%
Iowa	12%	12%	Indiana	22%	28%

17.	Other Expenses –

A breakout of other expense is as follows:

	For the Year Ended December 31,
	2011	2010
Store expenses
Bank fees	$273,868	$223,757
Collection costs	386,230	408,180
Repair and Maintenance	155,579	178,825
Supplies	248,011	167,624
Telephone	133,945	142,592
Utilities and network lines	486,355	503,703
Other	733,453	702,930
	$2,417,441	$2,327,611

General & administrative expenses
Professional fees	$235,380	$452,244
Management and consulting fees	411,250	300,000
Other	368,133	274,519
	$1,014,763	$1,026,763

18.	Litigation Matter –

On March 26, 2010, the Company and all of the then-current members of its Board of Directors, among others, were sued by our former Chief Financial Officer and another former member of management, Messrs. Steven Staehr and David Stueve, respectively. In that lawsuit, the plaintiffs have alleged, among other things, that our Board of Directors breached certain of their fiduciary duties primarily in connection with the sale by WERCS of its capital stock in the Company to WCR, LLC. The complaint seeks injunctive and declaratory relief and unspecified money damages. The Company believes the claims are without merit. After the filing of the lawsuit, the Company removed the lawsuit to federal court and the plaintiffs sought to remand the case back to state court. On October 26, 2010, the plaintiffs’ motion to remand the case to state court was denied by the federal court. On July 6, 2011, the U.S. District Court for the District of Minnesota granted the Company’s motion to dismiss the action brought by Messrs. Steven Staehr and David Stueve. The lawsuit was dismissed without prejudice. The Company obtained a full and complete release from Steven Staehr pursuant to a Stock Redemption Agreement entered into on March 1, 2012, effective as of February 28, 2012. The redemption transaction contemplated by the agreement was consummated on March 12, 2012.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Special Committee of the Board of Directors

In June 2011, the Board of Directors appointed Mr. Ellery Roberts to a special committee of the board.  The appointment was made for a period of six months.  In November 2011 this appointment was extended through August 2012. In consideration for his additional service on the committee, the Company will pay Mr. Roberts $13,000 per month from June 2011 through November 2011 and $10,000 per month from December 2011 through November 2012.

20.	Subsequent Events –

TX store acquisition

In February, 2012, the Company acquired three additional Cricket corporate owned stores for approximately $350,000. Two of the stores are located in McAllen, Texas and one in Laredo, Texas.

Common Stock Repurchase

Also in February-March, 2012, the Company repurchased an aggregate of 2,048,227 shares of its common stock from four shareholders at $0.15 per share for a total repurchase cost of $307,234.

Credit Facility

On March 14, 2012, the Company paid the remaining principal balance and all accrued and unpaid interest owing under the WERCS credit facility.

Related-Party Consulting Agreement

On March 7, 2012, a consulting agreement with Mr. Richard Miller was approved by the Company’s Board of Directors. The agreement provides for consulting fees in the amount of $100,000 and the same terms and conditions as the agreement that expires March 31, 2012.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

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

As of December 31, 2011, our Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2011.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2011 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. Lurie, Besikof, Lapidus & Company, LLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2011.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls.

ITEM 9B    OTHER INFORMATION

On March 1, 2012, we entered into Stock Redemption Agreement with Mr. Steven Staehr for the repurchase by us of 369,264 common shares. On March 12, 2012, we completed the transactions contemplated by the Stock Redemption Agreement by accepting the shares transferred to us and paying the redeemed stockholder. We agreed to pay a per-share price of $0.15, resulting in an aggregate purchase price of approximately $55,390. The Stock Redemption Agreement contained standard representations and warranties, mutual releases of any and all potential claims, and a covenant from the selling shareholder not to reacquire any shares of Western Capital capital stock, and was in substantially identical form to that entered into with three other shareholders whose common shares were earlier redeemed by the Company and reported on a Form 8-K filed on February 21, 2012. Redemption proceeds were paid in cash. The Stock Redemption Agreements entered into with each of the four shareholders are filed as exhibits to this report.

On March 7, 2012, the Board of Directors approved an amendment and restatement of the Company’s Code of Ethics effective March 30, 2012. The amended and restated Code of Ethics is filed as an exhibit to this report.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Our Board of Directors consists of Richard E. Miller, Angel Donchev, Thomas H. Ripley, Ellery Roberts and John Quandahl. During fiscal 2011, the board seat occupied by Mr. Ripley was occupied by Mr. Aldus Chapin, II The following table sets forth the name and position of each of our current directors and executive officers.

Name	Age	Positions
John Quandahl	45	Chief Executive Officer, Chief Operating Officer and Director
Steve Irlbeck	47	Chief Financial Officer
Rich Horner	48	Vice President, Wyoming Financial Lenders
Richard Miller	64	Director (Chairman)
Angel Donchev	30	Director
Thomas H. Ripley	43	Director
Ellery Roberts	41	Director

The biographies of the above-identified individuals are set forth below:

John Quandahl, the Company’s Chief Executive and Operating Officer, currently also serves as the President of Wyoming Financial Lenders, Inc., a position he has held since 2007. Mr. Quandahl served as the Company’s Interim Chief Financial Officer from January 1, 2008 to May 10, 2011. From 2005 until joining Wyoming Financial Lenders, Mr. Quandahl was the President of Houlton Enterprises, Inc., and prior to that served as that corporation’s Chief Operating Officer from 1999 until 2004. During his tenure at Wyoming Financial Lenders and Houlton Enterprises, Mr. Quandahl and the respective employers were based in Omaha, Nebraska. Mr. Quandahl was the controller as Silverstone Group, Inc., from 1993 until 1998, and before that began his career at the Nebraska Department of Revenue as a tax auditor in 1989. Mr. Quandahl is a certified public accountant (inactive) and earned a degree in accounting from the University of Nebraska - Lincoln. Mr. Quandahl served as Chief Operating Officer of Wyoming Financial Lenders prior to its merger with the Company has continued to serve as our Chief Operating Officer since that time. Effective January 1, 2009, Mr. Quandahl was appointed as our Chief Executive Officer and until May 2011, our interim Chief Financial Officer. Mr. Quandahl was appointed to the Board of Directors on March 9, 2009.

Steve Irlbeck was appointed the Company’s Chief Financial Officer in May 2011. Mr. Irlbeck joined the Company in January 2009 as the Company’s Senior Director of Accounting. From 1995 until 2008, Mr. Irlbeck was employed at Lutz & Company, PC, a public accounting and consulting firm in Omaha, Nebraska where he was a tax partner. Mr. Irlbeck is a certified public accountant (inactive) and earned a degree in accounting from Creighton University.

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

Thomas H. Ripley, was appointed as a director of the Company on February 17, 2012 to fill the vacancy created by Aldus Chapin, II. Mr. Ripley is an independent operating partner that has worked with Blackstreet Capital Management, LLC. since April 2008 and currently serves as the Chairman of the Board of American Combustion Industries, and is also the President and a director of ThinkDirect Marketing Group.  Mr. Ripley has been an operating partner and member of the executive team of several companies since 2001.  Prior to his private equity experience, Mr. Ripley worked on Wall Street for Bear Stearns, and Goldman Sachs.  Mr. Ripley was a Captain in the U.S. Marine Corps and holds a Masters in Business from the University of Chicago, and completed his undergraduate studies at the Virginia Military Institute.

Ellery Roberts was appointed by the Board of Directors to serve as a director on May 10, 2010. Mr. Roberts is the co-founder and co-managing principal of RW Capital Partners LLC, a lower middle-market mezzanine fund. Mr. Roberts brings over 15 years of private equity investing experience having been one of the founding members and Managing Director of Parallel Investment Partners, LP (formerly SKM Growth Investors, LP), a Dallas based private equity fund focused on re-capitalizations, buyouts and growth capital investments in lower middle market companies throughout the United States. Mr. Roberts was responsible for approximately $400 million in invested capital across two funds.  Also during his tenure with Parallel, Mr. Roberts sat on the boards of Environmental Lighting Concepts, Hat World Corporation, Senex Financial Corporation, Builders TradeSource Corporation, Action Sports, Weisman Discount Home Centers, Winnercom, Mealey's Furniture, Regional Management Corporation, Marmalade Cafes and Diesel Service and Supply (all of which are private companies).  Prior to Parallel, Mr. Roberts was a Vice President with Lazard Freres & Co.  While at Lazard, he focused on and also gained experience in the home building, health care, retail, industrial and lodging sectors.  Prior to joining Lazard in 1997, Mr. Roberts was with Colony Capital, Inc., where he analyzed and executed transactions for Colony Investors II, L.P., a $625 million private equity fund and prior to that was with the Corporate Finance Division of Smith Barney, Inc. where he participated in a wide variety of investment banking activities.   During his career Mr. Roberts has been directly involved with over $3.0 billion in direct private equity investments.  Mr. Roberts received his B.A. degree in English from Stanford University.

Under our corporate bylaws, all of our directors serve for indefinite terms expiring upon the next annual meeting of our shareholders.

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on the industry and transactional experience, and other background, in addition to any unique skills or attributes associated with a director. With regard to Mr. Quandahl, the Board of Directors considered his significant experience, expertise and background with regard to accounting, financial and tax matters, his particular experience with the payday lending industry as well as retail operations, and his demonstrated experience and skills in managing and evaluating the coordination and integration of the Company’s two principal operating segments. With regard to Mr. Donchev, the Board of Directors considered his background and experience with the public securities markets and his former employment and experience with the investment banking field. With regard to Mr. Ripley, the Board of Directors considered his experience in business acquisitions and post-acquisition operational improvements with emphasis upon cost reduction and revenue growth. With regard to Mr. Miller, the Board of Directors considered his leadership experience as well as his background and experience in retail operations. Finally, with regards to Mr. Roberts, the Board of Directors considered his extensive experience in finance and capital structures, his prior board leadership experience as well as his prior experience in retail operations.

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

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that at least one member of the Audit Committee, Mr. Ellery Roberts, is an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Exchange Act. Mr. Robert’s relevant experience is detailed in ITEM 10 above. As noted above, Mr. Roberts qualifies as an “independent director,” as such term is defined in Section 5605(a)(2) of the Nasdaq listing rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. The Board of Directors has determined that each of the Audit Committee members is able to read and understand fundamental financial statements and that at least one member of the Audit Committee has past employment experience in finance or accounting.

CODE OF ETHICS

We have adopted a Code of Ethics which governs the conduct of our officers, directors and employees in order to promote honesty, integrity, loyalty and the accuracy of our financial statements. Our Code of Ethics was amended and restated effective as of March 30, 2012, and a copy of that amended and restated Code of Ethics is filed as an exhibit to this report. You may obtain a copy of the Code of Ethics without charge by writing us and requesting a copy, attention: John Quandahl, 11550 “I” Street, Omaha, Nebraska 68137. You may also request a copy by calling us at (402) 551-8888.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company by its officers and directors and by WCR, LLC, the Company believes that all such filings were filed on a timely basis for fiscal year 2011. The Company does not have any information relative to Mr. Steven Staehr and when any filings reporting his disposition of shares during 2011 may have been due.

ITEM 11    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of Western Capital during the year ended December 31, 2011; and (ii) each other individual that served as an executive officer of either Western Capital or Wyoming Financial Lenders, Inc. at the conclusion of the year ended December 31, 2011 and who received more than $100,000 in the form of salary and bonus during such fiscal year. For purposes of this report, these individuals are collectively the “named executives” of the Company.

Name and Principal Position		Salary	Other Annual Compensation	Stock Option Awards	Total
John Quandahl (1)	2011	$246,000	$80,114	$0	$326,114
Pres. and Chief Operating Officer	2010	$246,000	$70,313	$0	$316,313
Steve Irlbeck (2)	2011	$140,000	$70,000	$0	$210,000
Chief Financial Officer	2010	$120,000	$55,000	$0	$175,000
Rich Horner (3)	2011	$148,000	$64,000	$0	$212,000
Treasurer of WFL	2010	$145,500	$50,000	$0	$195,500

(1)	Mr. Quandahl is the President and Chief Operating Officer of Wyoming Financial Lenders, Inc., the wholly owned and principal operating subsidiary of Western Capital that offers payday lending services. Mr. Quandahl also began serving as the Chief Operating Officer of Western Capital effective November 29, 2007, and continues to serve in that capacity. Effective January 1, 2009, Mr. Quandahl was also appointed to serve as the Company’s President and Chief Executive Officer. From January 1, 2009 through May 10, 2011, Mr. Quandahl also served as interim Chief Financial Officer.

(2)	Mr. Irlbeck is the Chief Financial Officer of Western Capital Resources. Mr. Irlbeck began serving as our Chief Financial Officer on May 10, 2011. Prior to May 10, 2011, Mr. Irlbeck was the Company’s Senior Director of Accounting.

(3)	Mr. Horner is the Company’s Controller became the Treasurer of Wyoming Financial Lenders in January 2009. Prior to January 2009, Mr. Horner served as the Company’s Controller.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

We had no outstanding equity awards as of December 31, 2011 for any named executives.

EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

We do not currently have change-in-control agreements with any named executives or any other current members of our executive management. On March 31, 2010, we entered into an Employment Agreement with Mr. Quandahl to serve as our Chief Executive Officer and Chief Operating Officer. Prior to that time, Mr. Quandahl served in such capacities without any written agreement. Mr. Quandahl receives an annual base salary of $246,000 and is eligible for an annual performance-based cash bonus.

The performance-based bonus provisions of the Employment Agreement permit Mr. Quandahl and other members of management to receive annual bonus payments based on adjusted EBITDA targets annually established by the Board of Directors. The 2011 and 2010 adjusted EBITDA target was $4 million. If the Company’s actual adjusted EBITDA performance for a particular annual period ranges from 85-100% of the established adjusted EBITDA target, management will be entitled to receive a cash bonus consisting of 7.5% of the actual adjusted EBITDA. Mr. Quandahl’s share of the bonus pool for any particular year is expected to be 10-50% and the bonus pool will be payable to other management-level participants in the bonus pool selected from time to time by the Board of Directors. If the Company’s actual adjusted EBITDA performance for a particular annual period is less than 85% of the established adjusted EBITDA target, no bonus will be payable, and if such performance exceeds 100% of the established adjusted EBITDA target, the bonus pool will include15% of the amount by which such performance exceeds the target. In addition to the adjusted EBITDA threshold, the agreement also contains capital expenditure and working capital thresholds.

During 2011 and 2010, the Board of Directors authorized certain transactions that resulted in the capital expenditure limitation and working capital threshold eligibility requirements not being satisfied. The board waived compliance with these two eligibility requirements in 2010 and approved the exclusion of such transactions when testing these two eligibility requirements in 2011. The board also authorized the adjusted EBITDA calculation to exclude certain expenditures. The effect of those actions permitted eligible participants to benefit under the management bonus pool arrangement in both 2010 and 2011.

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

COMPENSATION OF DIRECTORS

Name and Principal Position		Compensation	Other Annual Compensation	Stock Option Awards	Total
Richard Miller (1)	2011	$0	$100,000	$0	$100,000
Chairman	2010	$0	$75,000	$0	$75,000
Ellery Roberts (2)	2011	$102,583	$0	$0	$102,583
Director	2010	$11,666	$0	$0	$11,666
Angel Donchev	2011	$0	$0	$0	$0
Director	2010	$0	$0	$0	$0
Aldus Chapin II (3)	2011	$0	$0	$0	$0
Director	2010	$0	$0	$0	$0

(1)	Mr. Miller provides management consulting services to the Company in addition to his services as Chairman of the Board. In accordance with the consulting agreement, his compensation is $100,000 per year. All compensation reflected in the table for Mr. Miller was paid pursuant to his consulting agreement with the Company.

(2)	Mr. Roberts serves on a special committee of the Board of Directors. In connection with this service, the Board of Directors approved the payment of compensation to Mr. Roberts in the amount of $13,000 per month from June 2011 to November 2011, and $10,000 per month from December 2011 through November 2012.
(3)	Mr. Chapin resigned from the Board of Directors effective February 17, 2012.

ITEM 12        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of the close of business on March 26, 2012, we had outstanding two classes of voting securities—common stock, of which there were 5,397,780 shares issued and outstanding; and Series A Convertible Preferred Stock, of which there were 10,000,000 shares issued and outstanding. Each share of capital stock is currently entitled to one vote on all matters put to a vote of our shareholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 26, 2012, by:

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

Name and Address	Common Shares Beneficially Owned (1)	Percentage of Common Shares (1)
Richard Miller (2)	333,750	5.9%
Ellery Roberts (3)	-	-
Angel Donchev (3)	-	-
Thomas H. Ripley (3)	-	-
Rich Horner (4)	100,000	1.9%
Steve Irlbeck (5)	400,000	7.4%
John Quandahl (6)	-	-
All current executive officers and directors as a group (7)	833,750	14.6%
WCR, LLC (8)	10,791,250	71.5%
c/o Blackstreet Capital Advisors II
5425 Wisconsin Avenue
Suite #701
Chevy Chase, MD 20815
Alpha Capital Anstalt	416,667	7.72%

* less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Mr. Miller is a director of the Company. Share figures contained in the table are taken from Mr. Miller’s most recent filing under §13 of the Securities Exchange Act of 1934 on Schedule 13G/A, filed with the SEC on November 3, 2010.

(3)	Messrs. Roberts, Donchev, and Riley are directors of the Company.

(4)	Mr. Horner became the Treasurer of Wyoming Financial Lenders, Inc. in January 2009.

(5)	Mr. Irlbeck became the Company’s Chief Financial Officer on May 10, 2011 and was the Company’s Senior Director of Accounting from January 1, 2009 to May 10, 2011.

(6)	Mr. Quandahl is the Company’s Chief Executive Officer and a director of the Company.

(7)	Consists of Messrs. Miller, Roberts, Donchev, Riley, Irlbeck, Horner and Quandahl.

(8)	Consists of 1,091,250 shares of common stock and 9,700,000 shares of Series A Convertible Preferred Stock which are convertible into an equal number of shares of common stock. Share figures contained in the table are taken from WCR LLC’s most recent filing under §13 of the Securities Exchange Act of 1934 on Schedule 13D/A, filed on November 5, 2010.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND TRANSACTIONS

On October 18, 2011 the Company entered into a borrowing arrangement with River City Equity, Inc. and delivered a related long-term promissory note in favor of River City Equity. The borrowing arrangement allows the Company to borrow up to $2,000,000 at an interest rate of 12% per annum, with interest payable on a monthly basis. The note matures on September 30, 2013, on which date all unpaid principal and accrued but unpaid interest thereon is due and payable. The note includes a prepayment penalty and, under certain circumstances, permits River City Equity to obtain a security interest in substantially all of the Company’s assets. As of December 31, 2011, $1,000,000 has been advanced under this arrangement. After the initial advancement from River City Equity under the borrowing arrangement, the brother of the Company’s Chief Executive Officer obtained an ownership interest in River City Equity. Since such time, there have been additional advancements. The Board of Directors has been apprized of the fact that, subsequent to the transactions creating the arrangement with River City Equity, that entity has become a “related party” under applicable SEC disclosure rules. The Company may in the future seek advancements from the $1,000,000 remaining available under the borrowing arrangement. In any such case, advancements will be approved in the manner required under the board’s related-party transaction policy discussed below.

RELATED PARTY TRANSACTION POLICY

The Board of Directors has adopted a written Conflict of Interest and Related Party Transaction Policy. That policy governs the approval of all related-party transactions, subject only to certain customary exceptions (e.g., compensation, certain charitable donations, transactions made available to all employees generally, etc.). The policy contains a minimum dollar threshold of $5,000.

The entire Board of Directors administers the policy and approves any related-party transactions. At each calendar year’s first regularly scheduled meeting,, management discloses any related-party transactions to be entered into by the Company for that calendar year, including the proposed aggregate value of such transactions if applicable. After full disclosure of all material facts, review and discussion, the board approves or disapproves such transactions. If a related-party transaction will be ongoing, the board may establish guidelines for management to follow in its ongoing dealings with the related party. However, management is generally required to update the board as to any material change to the related-party transactions approved at the first calendar year meeting.

In the event management recommends any related-party transactions after the first calendar year meeting, such transactions are generally presented to the board for approval in advance, or preliminarily entered into by management subject to ratification by the board. If ratification is not obtained, management must make all reasonable efforts to cancel or annul such transaction.

Procedurally, no director is allowed vote in any approval of a related-party transaction for which he or she is the related party, except that such a director may otherwise participate in a related discussion and shall provide to the board all material information concerning the related-party transaction and the director’s interest therein.

DIRECTOR INDEPENDENCE

The Company does not have a standing nominating committee. Instead, the entire Board of Directors shares the responsibility of identifying potential director-nominees to serve on the Board of Directors.

The Board of Directors does have a standing Compensation Committee and Audit Committee. The Compensation Committee is composed of Mr. Roberts. The Audit Committee is composed of Messrs. Roberts and Donchev, with Mr. Roberts serving as the chairperson. The Board of Directors has determined that only Mr. Roberts is “independent,” as such term is defined in Section 5605(a)(2) of the Nasdaq listing rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. The preceding disclosure respecting director independence is required under applicable SEC rules. However, as a corporation whose shares are listed for trading on the OTCBB, the Company is not required to have any independent directors at all on its Board of Directors, or any independent directors serving on any particular committees of the Board of Directors.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our principal independent registered public accounting firm for the fiscal years indicated:

	2011	2010
Audit Fees	$63,353	$106,462

Lurie Besikof Lapidus & Company, LLP did not perform any other audit-related, tax-related or other services for fees during either of fiscal 2010 or 2011.

Audit Fees. The fees identified under this caption were for professional services rendered by Lurie Besikof Lapidus & Company, LLP for years ended 2011 and 2010 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

Approval Policy. Our Audit Committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in years ended 2011 and 2010 were pre-approved by the Audit Committee and Board of Directors, respectively.

PART IV

ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Exhibits

Exhibit No.	Description

2.1	Stock Purchase Agreement with PQH Wireless, Inc., John Quandahl, Mark Houlton and Charles Payne, dated October 15, 2008 (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-1/A filed with the SEC on November 24, 2008).

3.1	Amended and Restated Articles of Incorporation, filed with the Minnesota Secretary of State on May 25, 2007 (incorporated by reference to Exhibit 3.1 to the registrant’s annual report on Form 10-K filed on April 7, 2008) (see also Exhibits 3.2 and 3.4 below).

3.2	Amendment to Amended and Restated Articles of Incorporation, filed with the Minnesota Secretary of State on December 27, 2007 (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K filed on April 7, 2008).

3.3	Articles of Merger relating to the merger of WFL Acquisition Corp. with and into Wyoming Financial Lenders, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on January 7, 2008) (see also Exhibit 2.1 above).

3.4	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed on January 7, 2008).

3.5	Amendment to Articles of Incorporation, filed with the Minnesota Secretary of State on March 18, 2008 (incorporated by reference to Exhibit 3.5 to the registrant’s annual report on Form 10-K filed on April 7, 2008).

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on June 23, 2008).

3.7	Amendment to Articles of Incorporation, filed with the Minnesota Secretary of State on July 29, 2008 (incorporated by reference to the registrant’s current report on Form 8-K filed on July 29, 2008).

3.8	Amendment to Articles of Incorporation, filed with the Minnesota Secretary of State on March 30, 2010 (incorporated by reference to the registrant’s current report on Form 8-K filed on April 2, 2010).

10.1	2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K filed on April 7, 2008).

10.2	Term Promissory Note in principal amount of $1,000,000 in favor of John Quandahl (incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-1/A filed with the SEC on November 24, 2008).

10.3	Term Promissory Note in principal amount of $1,000,000 in favor of Mark Houlton (incorporated by reference to Exhibit 10.8 to the registrant’s registration statement on Form S-1/A filed with the SEC on November 24, 2008).

10.4	Form of Security Agreement with Charles Payne, John Quandahl and Mark Houlton (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-1/A filed with the SEC on November 24, 2008).

10.5	Business Loan Agreement between Wyoming Financial Lenders, Inc. and WERCS, dated as of April 2, 2010 (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q filed on May 13, 2010).

10.6	Promissory Note of Wyoming Financial Lenders, Inc. to WERCS, dated as of April 2, 2010 (incorporated by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q filed on May 13, 2010).

10.7	Commercial Pledge Agreement between Western Capital Resources, Inc. and WERCS, dated as of April 2, 2010 (incorporated by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q filed on May 13, 2010).

10.8	Commercial Security Agreement between Wyoming Financial Lenders, Inc. and WERCS, dated as of April 2, 2010 (incorporated by reference to Exhibit 10.8 to the registrant’s quarterly report on Form 10-Q filed on May 13, 2010).

10.9	Employment Agreement with John Quandahl dated as of March 31, 2010 (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q filed on May 13, 2010).

10.10	Management and Advisory Agreement with Blackstreet Capital Management, LLC, dated as of May 10, 2010 (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q filed on August 13, 2010).

10.11	Promissory Note delivered in favor of River City Equity, Inc. dated as of October 18, 2011 (filed herewith).

10.12	Security Agreement delivered in favor of River City Equity, Inc. dated as of October 18, 2011 (filed herewith).

10.13	Stock Redemption Agreement with Mill City Ventures II, LP, dated effective as of December 31, 2011 (filed herewith).

10.14	Stock Redemption Agreement with Lantern Advisers, dated effective as of December 31, 2011 (filed herewith).

10.15	Stock Redemption Agreement with Boosalis Childrens’ Irrevocable Trust, dated effective as of December 31, 2011 (filed herewith).

10.16	Stock Redemption Agreement with Steven Staehr, dated as of February 28, 2012 (filed herewith).

10.17	Consulting Agreement with Ric Miller Consulting, Inc. dated as of April 1, 2012 (filed herewith).

14	Code of Ethics (amended and restated as of March 30, 2012) (filed herewith).

21	List of Subsidiaries (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Capital Resources, Inc.

/s/ John Quandahl	3/30/12
John Quandahl

Chief Executive Officer

/s/ Steve Irlbeck	3/30/12
Steve Irlbeck

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Quandahl	3/30/12	/s/ Richard Miller	3/30/12
John Quandahl, Director,		Richard Miller, Director
Chief Executive Officer, Chief Operating Officer		(Chairman)
(principal executive officer)

		/s/ Angel Donchev	3/30/12
Angel Donchev, Director

/s/ Steve Irlbeck	3/30/12	/s/ Thomas H. Ripley	3/30/12
Steve Irlbeck, Chief Financial Officer		Thomas Ripley, Director
(principal financial officer and principal accounting
officer)

		/s/ Ellery Roberts	3/30/12
Ellery Roberts, Director

