Form 10-Q
period 2012-03-31
WESTERN CAPITAL RESOURCES, INC.
filed 2012-05-15
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012 or

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2012, the registrant had outstanding 5,397,780 shares of common stock, no par value per share.

Western Capital Resources, Inc.

Index

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION
Item 3. Defaults Upon Senior Securities	17

Item 6. Exhibits	17

SIGNATURES	18

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONTENTS

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Income	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS

CURRENT ASSETS
Cash	$2,486,834	$1,909,442
Loans receivable (less allowance for losses of $864,000 and $1,001,000)	3,825,508	4,887,813
Inventory	660,786	756,528
Prepaid expenses and other	517,245	451,751
Deferred income taxes	361,000	413,000
TOTAL CURRENT ASSETS	7,851,373	8,418,534

PROPERTY AND EQUIPMENT	739,167	757,747

GOODWILL	12,632,569	12,393,869

INTANGIBLE ASSETS	328,151	309,552

OTHER	110,744	142,074

TOTAL ASSETS	$21,662,004	$22,021,776

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,475,506	$2,323,730
Note payable – short-term	-	1,000,000
Current portion long-term debt	696,910	695,123
Preferred dividend payable	4,075,000	3,550,000
Deferred revenue	250,205	314,561
TOTAL CURRENT LIABILITIES	7,497,621	7,883,414

LONG-TERM LIABILITIES
Notes payable – long-term	1,229,278	1,210,065
Deferred income taxes	580,000	530,000
TOTAL LONG-TERM LIABILITIES	1,809,278	1,740,065
TOTAL LIABILITES	9,306,899	9,623,479

SHAREHOLDERS’ EQUITY
Series A convertible preferred stock 10% cumulative dividends, $0.01 par value, $2.10 stated value, 10,000,000 shares authorized, issued and outstanding	100,000	100,000
Common stock, no par value, 240,000,000 shares authorized, 5,397,780 and 7,446,007 shares issued and outstanding	-	-
Additional paid-in capital	17,914,543	18,221,777
Accumulated deficit	(5,659,438)	(5,923,480)
TOTAL SHAREHOLDERS’ EQUITY	12,355,105	12,398,297

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,662,004	$22,021,776

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended
	March 31, 2012	March 31, 2011
REVENUES
Payday loan fees	$2,307,901	$2,325,747
Phones and accessories	2,741,696	1,586,915
Cricket service fees	1,995,025	554,696
Installment interest income	196,509	-
Check cashing fees	195,812	232,542
Other income and fees	79,827	338,731
	7,516,770	5,038,631

STORE EXPENSES
Phones and accessories cost of sales	1,835,075	957,897
Provisions for loan losses	276,390	178,873
Salaries and benefits	1,687,392	1,112,045
Occupancy	552,308	418,063
Advertising	77,121	81,600
Depreciation	69,245	64,093
Amortization of intangible assets	59,401	115,605
Other	752,278	609,977
	5,309,210	3,538,153

INCOME FROM STORES	2,207,560	1,500,478

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	527,732	445,927
Depreciation	5,492	4,020
Interest expense	78,121	93,192
Other	304,173	289,970
	915,518	833,109

INCOME BEFORE INCOME TAXES	1,292,042	667,369

INCOME TAX EXPENSE	503,000	255,000

NET INCOME	789,042	412,369

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS (assumes all paid)	(525,000)	(525,000)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$264,042	$(112,631)

NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted	$0.04	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and diluted	6,512,273	7,446,007

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

OPERATING ACTIVITIES
Net Income	$789,042	$412,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	74,737	68,113
Amortization	59,401	115,605
Deferred income taxes	102,000	106,000
Loss on disposal of property and equipment	-	27,342
Changes in operating assets and liabilities
Loans receivable	1,062,305	1,028,362
Inventory	95,742	99,433
Prepaid expenses and other assets	(29,764)	12,651
Accounts payable and accrued liabilities	151,776	(698,227)
Deferred revenue	(64,356)	(106,228)
Net cash provided by operating activities	2,240,883	1,065,420

INVESTING ACTIVITIES
Purchase of property and equipment	(21,157)	(13,574)
Acquisitions, net of cash acquired	(356,100)	-
Net cash used by investing activities	(377,257)	(13,574)

FINANCING ACTIVITIES
Payments on notes payable – short-term	(1,000,000)	(1,000,000)
Payments on notes payable – long-term	(179,000)	(172,162)
Advances from notes payable – long-term	200,000	-
Common stock redemption	(307,234)	-
Net cash used by financing activities	(1,286,234)	(1,172,162)

NET INCREASE (DECREASE) IN CASH	577,392	(120,316)

CASH
Beginning of period	1,909,442	2,092,386
End of period	$2,486,834	$1,972,070

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$18,966	$447,084
Interest paid	$87,728	$94,361

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2011. The condensed consolidated balance sheet at December 31, 2011, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

Western Capital Resources, Inc. (WCR), through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL) and PQH Wireless, Inc. (PQH), collectively referred to as the “Company,” provides retail financial services and retail cellular phone sales to individuals primarily in the Midwestern United States.  As of March 31, 2012, the Company operated 52 “payday” stores in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming) and operated 48 Cricket wireless retail stores in 13 states (Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon and Texas).  The condensed consolidated financial statements include the accounts of WCR, WFL, and PQH. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company, through its “payday” division, provides non-recourse cash advance and installment loans, check cashing and other money services.  The short-term consumer loans, known as cash advance loans or “payday” loans, are in amounts that typically range from $100 to $500. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s personal check for the aggregate amount of the cash advanced plus a fee. The fee varies from state to state, based on applicable regulations and generally ranges from $15 to $22 per each $100 borrowed. To repay the cash advance loan, a customer may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection. Installment loans provide customers with cash in exchange for a promissory note with a maturity of generally three to six months. The fee and interest rate on installment loans vary based on applicable regulations. Like cash advance or “payday” loans, installment loans are unsecured.

The Company also provides title loans and other ancillary consumer financial products and services that are complementary to its cash advance-lending business, such as check-cashing services, money transfers and money orders.  In our check-cashing business, we primarily cash payroll checks, but we also cash government assistance, tax refund and insurance checks or drafts. Our fees for cashing payroll checks average approximately 2.5% of the face amount of the check, subject to local market conditions, and this fee is deducted from the cash given to the customer for the check. We display our check-cashing fees in full view of our customers on a menu board in each store and provide a detailed receipt for each transaction. Although we have established guidelines for approving check-cashing transactions, we have no preset limit on the size of the checks we will cash.

Our loans and other related services are subject to state regulations (which vary from state to state), federal regulations and local regulations, where applicable.

The Company also operates a Cricket Wireless Retail division that is a premier dealer for Cricket Communications, Inc., reselling cellular phones and accessories and accepting service payments from Cricket customers.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Significant management estimates relate to the loans receivable allowance, allocation of and carrying value of goodwill and intangible assets, inventory valuation and obsolescence, and deferred taxes and tax uncertainties.

Revenue Recognition

The Company recognizes fees on cash advance loans on a constant-yield basis ratably over the loans’ terms. Title and installment loan fees and interest are recognized using the interest method except that installment loan origination fees are recognized as they become non-refundable and installment loan maintenance fees are recognized when earned. The Company records revenue from check cashing fees, sales of phones, and accessories and fees from all other services in the period in which the sale or service is completed.

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

Included in loans receivable are payday loans that are currently due or past due and payday loans that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.  Also included in loans receivable are current and delinquent installment and title loans. Loans are carried at cost less the loans receivable allowance.  The Company does not specifically reserve for any individual loan.  The Company aggregates loan types for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.  As a result of the Company’s collection efforts, it historically writes off approximately 41% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximate percentages: 1 to 30 days – 42%; 31 to 60 days – 66%; 61 to 90 days – 82%; 91 to 120 days – 87%; and 121 to 180 days – 90%.  All returned items are charged off after 180 days, as collections after that date have not been significant.  The loans receivable allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders by the sum of the weighted average number of common shares outstanding plus potentially dilutive common share equivalents (convertible preferred shares) when dilutive. The 10 million shares of potentially dilutive Series A Convertible Preferred Stock outstanding at March 31, 2012 and 2011 were anti-dilutive and therefore excluded from the dilutive net income (loss) per share computation.

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

2.	Loans Receivable and Loans Receivable Allowance –

At March 31, 2012 and December 31, 2011 our outstanding loans receivable aging was as follows:

	March 31, 2012	December 31, 2011
Current	$3,609,000	$4,626,000
1-30	233,000	297,000
31 – 60	176,000	220,000
61 – 90	203,000	223,000
91 – 120	146,000	171,000
121 – 150	156,000	189,000
151 – 180	167,000	163,000
	4,690,000	5,889,000
Allowance for losses	(864,000)	(1,001,000)
	$3,826,000	$4,888,000

A rollforward of the Company’s loans receivable allowance for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011

Loans receivable allowance, beginning of period	$1,001,000	$1,165,000
Provision for loan losses charged to expense	276,000	179,000
Charge-offs, net	(413,000)	(423,000)
Loans receivable allowance, end of period	$864,000	$921,000

3.	Segment Information –

The Company has grouped its operations into two segments – Payday Operations and Cricket Wireless Retail Operations. The Payday Operations segment provides financial and ancillary services. The Cricket Wireless Retail Operations segment is a dealer for Cricket Communications, Inc., reselling cellular phones and accessories and serving as a payment center for Cricket customers.

Segment information related to the three months ended March 31, 2012 and 2011 is set forth below:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Payday	Cricket Wireless	Total	Payday	Cricket Wireless	Total

Revenues from external customers	$2,789,116	$4,727,654	$7,516,770	$2,640,997	$2,397,634	$5,038,631
Net income	$368,771	$420,271	$789,042	$379,568	$32,801	$412,369
Total segment assets	$14,677,536	$6,984,468	$21,662,004	$14,283,393	$4,937,241	$19,220,634

4.	Notes Payable –

On January 26, 2011, WERCS extended the maturity of the promissory note made by WERCS to WFL, pursuant to the Business Loan Agreement dated April 1, 2010 and an accompanying $2,000,000 promissory note to WFL, to April 1, 2012. In March 2011, as required by the terms of the note extension, the Company paid $1,000,000 toward the principal balance on the WERCS promissory note. On March 14, 2012, the Company repaid the remaining principal balance and all accrued and unpaid interest under the WERCS credit facility.

The Company drew an additional $200,000 on the existing note payable with River City Equity, Inc, a related party, during the first quarter 2012. Total advanced on the $2,000,000 credit facility as of March 31, 2012 was $1,200,000.

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

In May 2010, new laws were enacted in Wisconsin that restrict the number of times a consumer may renew (or rollover) a payday loan. Previously, there were no limits to the number of rollovers permitted. Effective January 1, 2011, consumers in Wisconsin are only allowed to renew a payday loan once, and then lenders are required to offer a 60-day, interest free, payment plan to consumers. As a result of these changes, we introduced an installment loan product in Wisconsin in 2011.

On November 2, 2010, voters in Montana passed Petition Initiative I-164. Effective January 1, 2011, Petition Initiative I-164 capped fees on payday loans at an imputed interest rate of 36%. The Company discontinued its operations in that state on December 31, 2010.

The passage of federal or state laws and regulations could, at any point, essentially prohibit the Company from conducting its payday lending business in its current form. Any such legal or regulatory change would certainly have a material and adverse effect on the Company, its operating results, financial condition and prospects, and perhaps even its viability.

For the three months ended March 31, 2012 and 2011, the Company had significant revenues by state (shown as a percentage of applicable division’s revenue) as follows:

Payday Division			Cricket Wireless Division
	2012 % of Revenues	2011 % of Revenues		2012 % of Revenues	2011 % of Revenues
Nebraska	26%	28%	Missouri	18%	29%
Wyoming	15%	15%	Nebraska	13%	18%
North Dakota	18%	17%	Texas	11%	14%
Iowa	12%	12%	Indiana	12%	27%
			Oklahoma	10%	-%

6.	Preferred Stock Dividend –

Reconciliations of the cumulative preferred stock dividend payable are as follows:

	Three Months Ended March 31,
	2012	2011

Balance due, beginning of the period	$3,550,000	$1,450,000
Current quarter preferred dividends payable	525,000	525,000
Preferred dividends paid	-	-
Balance due, end of the period	$4,075,000	$1,975,000

In addition, the Company has $525,000 of first quarter unaccrued cumulative preferred dividends from March 31, 2012 and 2011 that became due and payable April 15, 2012 and 2011, respectively.

7.	Other Expense –

A breakout of other expense is as follows:

	Three Months Ended March 31,
	2012	2011

Store expenses
Bank fees	$81,620	$75,329
Collection costs	128,698	107,954
Repairs & maintenance	34,191	47,295
Supplies	87,925	34,404
Telephone	33,834	33,654
Utilities and network lines	176,172	127,424
Other	209,838	183,917
	$752,278	$609,977

General & administrative expenses
Professional fees	$85,923	$123,515
Management and consulting fees	133,750	100,000
Other	84,500	66,455
	$304,173	$289,970

8.	Acquisitions –

In February 2012, the Company acquired three Cricket corporate-owned stores for approximately $355,000. Two of the stores are located in McAllen, Texas and one in Laredo, Texas.

Fair Value

Property and equipment	$35,000
Intangible assets	78,000
Goodwill	238,700
Other non-current assets	4,400
$356,100

The results of the operations for the acquired locations have been included in the condensed consolidated financial statements since the date of the acquisitions. The following table presents the unaudited pro forma results of continuing operations for the three months ended March 31, 2012 and 2011, as if the acquisitions had been consummated at the beginning of each period presented. The pro forma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the year presented or the results which may occur in the future.

	Three Months Ended March 31,
	2012	2011

Pro forma revenue	$7,670,000	$5,481,000
Pro forma net income	$813,000	$482,000
Pro forma net income (loss) per common share – basic and diluted	$.04	$(0.01)

9.	Consulting Agreement –

On March 7, 2012, a consulting agreement with Mr. Richard Miller, the Chairman of the Board, was approved by the Company’s Board of Directors. The agreement provides for consulting fees in the amount of $100,000 and contains the same terms and conditions as the earlier agreement that expired March 31, 2012.

10.	Common Stock Repurchases –

In February and March 2012, the Company repurchased an aggregate of 2,048,227 shares of its common stock from four shareholders at $0.15 per share for a total repurchase cost of $307,234.

11.	Subsequent Events –

Acquisitions

The Company entered into three Asset Purchase Agreements between April 1 and May 15, 2012 to acquire three Cricket retail storefronts for a combined purchase price of approximately $260,000. Among other things, those agreements require the Company to open two new Cricket retail storefronts and relocate one existing Cricket retail storefront.

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

General Overview

We provide (through Wyoming Financial Lenders, Inc.) retail financial services to individuals primarily in the Midwestern and southwestern United States. These services include non-recourse cash advance loans, small unsecured installment loans, check cashing and other money services. As of March 31, 2012, we operated 52 “payday” stores in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming).

We provide short-term consumer loans—known as “payday” or “cash advance” loans—in amounts that typically range from $100 to $500. Payday loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s post-dated personal check(s) for the aggregate amount of the cash advanced, plus a fee. The fee varies from state to state based on applicable regulations, and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed. To repay the cash advance loan, a customer may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection. Installment loans provide customers with cash in exchange for a promissory note with a maturity of generally three to six months. The fee and interest rate on installment loans vary based on applicable regulations. Like cash advance or payday loans, installment loans are unsecured. All of our payday loans, installment loans and other services are subject to state regulations (which vary from state to state), federal regulations and local regulation, where applicable.

We also operate (through PQH Wireless, Inc.) Cricket Wireless retail stores as an authorized dealer of Cricket Wireless products and services. Authorized dealers are permitted to sell the Cricket line and generally locate their store operations in areas with a strong potential customer base where Cricket does not maintain a corporate storefront. These locations are generally within the urban core or surrounding areas of a community. We are an authorized premier Cricket dealer, and as such, we are only permitted to sell the Cricket line of prepaid cellular phones at our Cricket retail stores. As of March 31, 2012, we operated 48 Cricket wireless retail stores in 13 states (Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon and Texas).

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

With respect to our cost structure, phone and accessory cost of sales and salaries and benefits are two of our largest costs and are driven primarily by the number of storefronts operated throughout the period and seasonal fluctuation in sales volumes.   Occupancy costs make up our third largest expense item.  Our provision for losses is also a significant expense.  We have experienced seasonality in our Cricket operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

We evaluate our stores based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of payday loan fees), with consideration given to the length of time the branch has been open and its geographic location.  We evaluate changes in comparable branch financial and other measures on a routine basis to assess operating efficiency.  We define comparable branches as those branches that are open during the full periods for which a comparison is being made.  For example, comparable branches for the annual analysis we undertook as of December 31, 2011 have been open at least 24 months on that date.  We monitor newer branches for their progress toward profitability and rate of loan growth, units sold, or payment volume.

The contraction of the payday loan industry has followed, and continues to be significantly affected by, payday lending legislation and regulation in the various states and nationally.  We actively monitor and evaluate legislative and regulatory initiatives in each of the states and nationally, and are involved with the efforts of the various industry lobbying efforts.  To the extent that states enact legislation or regulations that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business could be adversely affected.  In Nebraska, legislation was introduced in 2008 (but did not advance) to ban all cash advance or payday loans in Nebraska.  Despite the defeat of this legislation, since we derived approximately 28% of our 2011 and 26% of our year-to-date 2012 total payday revenues in Nebraska, any subsequent attempts to pass similar legislation in Nebraska, or other legislation that would restrict our ability to make cash advance loans in Nebraska, would pose significant risks to our business.

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

Loans Receivable Allowance

We maintain a loan loss allowance for anticipated losses for our payday, installment and title loans. To estimate the appropriate level of the loan loss allowance, we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current loan loss allowance is based on our net write offs, typically expressed as a percentage of loan amounts originated for the last 24 months applied against the principal balance of outstanding loans that we write off. We also periodically perform a look-back analysis on its loan loss allowance to verify that the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. We are aware that, as conditions change, we may also need to make additional allowances in future periods.

Included in loans receivable are cash advance loans that are currently due or past due and cash advance loans that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.  Also included in loans receivable are current and delinquent installment and title loans. Loans are carried at cost less the loans receivable allowance.  The Company does not specifically reserve for any individual loan.  The Company aggregates loans for purposes of estimating the allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.  As a result of the Company’s collection efforts, it historically writes off approximately 41% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximate percentages: 1 to 30 days – 42%; 31 to 60 days – 66%; 61 to 90 days – 82%; 91 to 120 days – 87%; and 121 to 180 days – 90%.  All returned items are charged off after 180 days, as collections after that date have not been significant.  The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

A rollforward of the Company’s loans receivable allowance for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011

Loans receivable allowance, beginning of period	$1,001,000	$1,165,000
Provision for loan losses charged to expense	276,000	179,000
Charge-offs, net	(413,000)	(423,000)
Loans receivable allowance, end of period	$864,000	$921,000

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

Results of Operations – Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

For the three-month period ended March 31, 2012, net income was $.79 million compared to net income of $.41 million for the three months ended March 31, 2011. During the three months ended March 31, 2012, income from operations before income taxes was $1.29 million compared to $.67 million for the three months ended March 31, 2011. The major components of revenues, store expenses, general and administrative expenses, and income tax expense are discussed below.

Revenues

Revenues totaled $7.52 million for the three months ended March 31, 2012, compared to $5.04 million for the three months ended March 31, 2011. The increase in total revenues resulted primarily from higher Cricket division revenue which can be attributed to our recent acquisitions. During the three-month periods ended March 31, 2012 and 2011, we originated approximately $15.8 million and $15.2 million in cash advance loans, respectively. Our average loan (including fees) totaled approximately $383 and $378 during the three-month periods ended March 31, 2012 and 2011, respectively. Our average fee for the three-month periods ended March 31, 2012 and 2011 was $54 and $55, respectively.

The following table summarizes our revenues for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
			(percentage of revenues)
Payday loan fees	$2,307,901	$2,325,747	30.7%	46.2%
Phones and accessories	2,741,696	1,586,915	36.5%	31.5%
Cricket service fees	1,995,025	554,696	26.5%	11.0%
Investment interest income	196,509	-	2.6%	-%
Check cashing fees	195,812	232,542	2.6%	4.6%
Other income and fees	79,827	338,731	1.1%	6.7%
Total	$7,516,770	$5,038,631	100.0%	100.0%

Store Expenses

Total expenses associated with store operations for the three months ended March 31, 2012 were $5.31 million, compared to $3.54 million for the three months ended March 31, 2011, or a 50% increase for the interim periods. The major components of these expenses are salaries and benefits for our store employees, provision for loan losses, costs of sales for phones and accessories, occupancy costs relating to our store leaseholds, advertising expenses, depreciation of store equipment and leasehold improvements, amortization of intangible assets and other expenses associated with store operations.

Overall, our most significant store expenses for the three months ended March 31, 2012 and 2011 related to phone and accessory costs, salaries and benefits for our store employees, occupancy costs and provision for loan losses. A discussion and analysis of the various components of our store expenses appears below.

Phone and Accessories Cost of Sales. For the three months ended March 31, 2012, our costs of sales were $1.84 million compared to $.96 million for the same period in 2011. The increase in our Cricket Wireless segment phone and accessory costs resulted from operating additional storefronts in 2012 and from a change in the structure of dealer compensation from Cricket, which change decreased our margins while increasing fees to dealers.

Salaries and Benefits. Payroll and related costs at the store level were $1.69 million compared to $1.11 million for the three-month periods ended March 31, 2012 and 2011, respectively. Year over year, we operated one additional payday store and 17 additional Cricket storefronts.

Provisions for Loan Losses. For the three months ended March 31, 2012, our provisions for loan losses were $.28 million compared to $.18 million for the three months ended March 31, 2011. Our provisions for loan losses represented approximately 12.0% and 7.7% of our loan fee revenue for the three months ended March 31, 2012 and 2011, respectively. The increase can be attributed to our introduction of an installment loan product in Wisconsin, which has higher default rates than payday loans. Due to our inability to foretell the scope and duration of the current economic recovery, we believe there are currently uncertainties in how significant our total 2012 loan losses may be and how they may differ from 2011.

Occupancy Costs. Occupancy expenses, consisting mainly of store leases, were $.55 million for the three months ended March 31, 2012 versus $.42 million for the three months ended March 31, 2011.

Advertising. Advertising and marketing expenses remained consistent at $.08 million for the three months ended March 31, 2012 and 2011. In general, we expect that our marketing and advertising expenses for 2012 will increase due to our acquisition of additional Cricket storefronts.

Depreciation. Depreciation, relating to store equipment and leasehold improvements, increased to $.07 million for the three months ended March 31, 2012 compared to $.06 million for the three months ended March 31, 2011.

Amortization of Intangible Assets. Amortization of intangible assets decreased from $.12 million for the three months ended March 31, 2011 to $.06 million.

Other Store Expenses. Other expenses increased to $.75 million for the three months ended March 31, 2012 from $.61 million for the three months ended March 31, 2011.

General and Administrative Expenses

Total general and administrative costs for the three months ended March 31, 2012 were $.92 million compared to $.83 million for the period ended March 31, 2011. For the three months ended March 31, 2012, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses. A discussion and analysis of the various components of our general and administrative costs appears below:

Salaries and Benefits. Salaries and benefits expenses for the three months ended March 31, 2012 were $.53 million, a $.08 million increase from the $.45 million in such expenses during period ended March 31, 2011

Interest. Interest expense for the three months ended March 31, 2012 was $.08 million compared to $.09 million for the three months ended March 31, 2011.

Other General and Administrative Expenses. Other general and administrative expenses, such as professional fees, management and consulting fees, utilities, office supplies, and other minor costs associated with corporate headquarters activities, increased $.01 million to $.30 million for the three months ended March 31, 2012 compared to $.29 million from the three months ended March 31, 2011.

Income Tax Expense

Income tax expense for the three months ended March 31, 2012 was $.50 million compared to income tax expense of $.26 million for the three months ended March 31, 2011, an effective rate of 39% and 38%, respectively.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three Months Ended March 31,
	2012	2011

Cash flows provided (used) by:
Operating activities	$2,240,883	$1,065,420
Investing activities	(377,257)	(13,574)
Financing activities	(1,286,234)	(1,172,162)
Net increase (decrease) in cash	577,392	(120,316)
Cash, beginning of period	1,909,442	2,092,386
Cash, end of period	$2,486,834	$1,972,070

At March 31, 2012, we had cash of $2.49 million compared to cash of $1.91 million on December 31, 2011. We believe that our available cash, combined with expected cash flows from operations will be sufficient to fund our liquidity and capital expenditure requirements through March 31, 2013. Our expected short-term uses of available cash include the funding of operating activities (including anticipated increases in payday loans), the financing of expansion activities, including new store openings or store acquisitions and the repayment of long-term debt.

Because of the constant threat of regulatory changes to the payday lending industry, we believe it will be difficult for us to obtain debt financing from traditional financial institutions. Financing we may obtain from alternate sources is likely to involve higher interest rates.

On October 18, 2011, we entered into a borrowing arrangement with River City Equity, Inc. and delivered a related long-term promissory note in favor of River City Equity. The borrowing arrangement allows us to borrow up to $2,000,000 at an interest rate of 12% per annum, with interest payable on a monthly basis. The note matures on September 30, 2013, on which date all unpaid principal and accrued but unpaid interest thereon is due and payable. The note includes a prepayment penalty and, under certain circumstances, permits River City Equity to obtain a security interest in all of the Company’s assets. As of March 31, 2012, $1,200,000 had been advanced under this arrangement.

Our overall cash and liquidity position has been significantly enhanced by the past and current willingness of the holders of our Series A Convertible Preferred Stock to not insist that the Company pay dividends to those stockholders to the greatest extent permitted by Minnesota state law. Minnesota state law provides that a corporation can only pay a dividend in circumstances where the corporation will be able to pay its debts in the ordinary course of business after making the dividend. If our preferred shareholders were to insist that the Company pay dividends to the greatest extent permitted by state law (as required by the terms of the preferred stock), our liquidity position would likely be negatively affected, perhaps materially, such that we would be required to arrange for or engage in additional borrowing to ensure that we would have capital available to fund cash advance loans and otherwise.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2012.

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

As of March 31, 2012, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 3. Defaults upon Senior Securities

As of March 31, 2012, the Company had outstanding accrued but unpaid and cumulated dividends on its Series A Convertible Preferred Stock aggregating to $4,075,000. Our Series A Convertible Preferred Stock ranks senior to our common stock.

Item 6. Exhibits

Exhibit	Description
10.1	Stock Redemption Agreement with Steven Staehr, dated as of February 28, 2012 (incorporated by reference to Exhibit 10.16 to the registrant’s Form 10-K filed on March 30, 2012).

10.2	Consulting Agreement with Ric Miller Consulting, Inc., dated as of April 1, 2012 (incorporated by reference to Exhibit 10.17 to the registrant’s Form 10-K filed on March 30, 2012).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Schema Document (filed herewith).

101.CAL	XBRL Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Definition Linkbase Document (filed herewith).

101.LAB	XBRL Label Linkbase Document (filed herewith).

101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2012	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Stephen Irlbeck
Stephen Irlbeck
Chief Financial Officer

