Form 10-Q
period 2012-06-30
WESTERN CAPITAL RESOURCES, INC.
filed 2012-08-14
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012 or

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2012, the registrant had outstanding 5,397,780 shares of common stock, no par value per share.

Western Capital Resources, Inc.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONTENTS

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Income	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS

CURRENT ASSETS
Cash	$1,762,704	$1,909,442
Loans receivable (less allowance for losses of $905,000 and $1,001,000)	4,562,096	4,887,813
Inventory	705,517	756,528
Prepaid expenses and other	435,704	451,751
Deferred income taxes	379,000	413,000
TOTAL CURRENT ASSETS	7,845,021	8,418,534

PROPERTY AND EQUIPMENT	798,919	757,747

GOODWILL	12,672,569	12,393,869

INTANGIBLE ASSETS	293,805	309,552

OTHER	162,782	142,074

TOTAL ASSETS	$21,773,096	$22,021,776

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,301,110	$2,323,730
Note payable – short-term	-	1,000,000
Current portion long-term debt	558,412	695,123
Preferred dividend payable	4,600,000	3,550,000
Deferred revenue	287,718	314,561
TOTAL CURRENT LIABILITIES	7,747,240	7,883,414

LONG-TERM LIABILITIES
Notes payable – long-term	1,200,000	1,210,065
Deferred income taxes	642,000	530,000
TOTAL LONG-TERM LIABILITIES	1,842,000	1,740,065
TOTAL LIABILITES	9,589,240	9,623,479

SHAREHOLDERS’ EQUITY
Series A convertible preferred stock 10% cumulative dividends, $0.01 par value, $2.10 stated value, 10,000,000 shares authorized, issued and outstanding	100,000	100,000
Common stock, no par value, 240,000,000 shares authorized, 5,397,780 and 7,446,007 shares issued and outstanding	-	-
Additional paid-in capital	17,914,543	18,221,777
Accumulated deficit	(5,830,687)	(5,923,480)
TOTAL SHAREHOLDERS’ EQUITY	12,183,856	12,398,297

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,773,096	$22,021,776

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
REVENUES
Payday loan fees	$2,351,757	$2,169,854	$4,659,658	$4,495,601
Phones and accessories	1,628,329	808,948	4,370,025	2,395,863
Cricket service fees	1,483,342	440,224	3,478,367	994,920
Installment interest income	248,156	126,168	444,665	126,168
Check cashing fees	146,595	154,603	342,407	387,145
Other income and fees	69,790	340,285	149,617	679,016
	5,927,969	4,040,082	13,444,739	9,078,713

STORE EXPENSES
Salaries and benefits	1,605,796	1,033,563	3,293,188	2,145,608
Phone and accessories cost of sales	1,095,938	433,344	2,931,013	1,391,241
Occupancy	559,443	395,934	1,111,751	813,997
Provisions for loan losses	356,118	275,216	632,508	454,089
Advertising	80,259	83,287	157,380	164,887
Depreciation	70,680	62,931	139,925	127,024
Amortization of intangible assets	56,846	113,043	116,247	228,648
Other	771,458	512,041	1,523,736	1,122,018
	4,596,538	2,909,359	9,905,748	6,447,512

INCOME FROM STORES	1,331,431	1,130,723	3,538,991	2,631,201

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	429,354	405,888	957,086	851,815
Depreciation	5,614	5,688	11,106	9,708
Interest expense	51,267	63,573	129,388	156,765
Other	274,445	224,859	578,618	514,829
	760,680	700,008	1,676,198	1,533,117

INCOME BEFORE INCOME TAXES	570,751	430,715	1,862,793	1,098,084

INCOME TAX EXPENSE	217,000	161,000	720,000	416,000

NET INCOME	353,751	269,715	1,142,793	682,084

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS (assumes all paid)	(525,000)	(525,000)	(1,050,000)	(1,050,000)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(171,249)	$(255,285)	$92,793	$(367,916)

NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted	$(0.03)	$(0.03)	$0.02	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and diluted	5,397,780	7,446,007	5,955,027	7,446,007

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011

OPERATING ACTIVITIES
Net Income	$1,142,793	$682,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	151,031	136,732
Amortization	116,247	228,648
Deferred income taxes	146,000	159,000
Loss on disposal of property and equipment	-	27,342
Changes in operating assets and liabilities
Loans receivable	325,717	285,141
Inventory	51,011	33,026
Prepaid expenses and other assets	(261)	(150,151)
Accounts payable and accrued liabilities	(22,620)	(656,504)
Deferred revenue	(26,843)	(64,579)
Net cash provided by operating activities	1,883,075	680,739

INVESTING ACTIVITIES
Purchase of property and equipment	(122,203)	(84,123)
Acquisitions, net of cash acquired	(453,600)	-
Net cash used by investing activities	(575,803)	(84,123)

FINANCING ACTIVITIES
Payments on notes payable – short-term	(1,000,000)	(1,000,000)
Payments on notes payable – long-term	(346,776)	(363,759)
Advances from notes payable – long-term	200,000	-
Common stock redemption	(307,234)	-
Net cash used by financing activities	(1,454,010)	(1,363,759)

NET DECREASE IN CASH	(146,738)	(767,143)

CASH
Beginning of period	1,909,442	2,092,386
End of period	$1,762,704	$1,325,243

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$368,969	$732,984
Interest paid	$140,404	$163,652

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2011. The condensed consolidated balance sheet at December 31, 2011, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

Western Capital Resources, Inc. (WCR), through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL) and PQH Wireless, Inc. (PQH), collectively referred to as the “Company,” provides retail financial services and retail cellular phone sales to individuals primarily in the Midwestern and Southwestern United States.  As of June 30, 2012, the Company operated 52 “payday” stores in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming) and operated 50 Cricket wireless retail stores in 14 states (Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon, Texas and Washington).  The condensed consolidated financial statements include the accounts of WCR, WFL, and PQH. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company, through its “payday” division, provides non-recourse cash advance loans, small unsecured installment loans, check cashing and other money services.  The short-term consumer loans, known as cash advance loans or “payday” loans, are in amounts that typically range from $100 to $500. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s post-dated personal check for the aggregate amount of the cash advanced plus a fee. The fee varies from state to state, based on applicable regulations and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed. To repay the cash advance loan, a customer may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection. Installment loans provide customers with cash in exchange for a promissory note with a maturity of generally three to six months. The fee and interest rate on installment loans vary based on applicable regulations. Like cash advance or “payday” loans, installment loans are unsecured.

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

Loans Receivable Allowance

We maintain a loan loss allowance for anticipated losses for our payday, installment and title loans. To estimate the appropriate level of the loan loss allowance, we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current payday loan loss allowance is based on our net write offs, typically expressed as a percentage of loan amounts originated for the last 24 months applied against the principal balance of outstanding loans that we write off. Our current installment loan loss allowance also factors in the delinquency status of loans within the installment portfolio. The Company also periodically performs a look-back analysis on its loan loss allowance to verify that the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. The Company is aware that, as conditions change, it may also need to make additional allowances in future periods.

Included in loans receivable are payday loans that are currently due or past due and payday loans that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.  Also included in loans receivable are current and delinquent installment and title loans. Loans are carried at cost less the loans receivable allowance.  The Company does not specifically reserve for any individual loan.  The Company aggregates loan types for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location, charge-off and recovery rates and delinquency status of installment loans.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics All returned payday items are charged off after 180 days, as collections after that date have not been significant.  The loans receivable allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders by the sum of the weighted average number of common shares outstanding plus potentially dilutive common share equivalents (convertible preferred shares) when dilutive. All shares of potentially dilutive Series A Convertible Preferred Stock outstanding at June 30, 2012 and 2011 were anti-dilutive and therefore excluded from the dilutive net income (loss) per share computation.

Segment Reporting

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

For the six months ended June 30, 2012 and 2011, the Company had significant revenues by state (shown as a percentage of applicable division’s revenue) as follows:

Payday Division			Cricket Wireless Division
	2012 % of Revenues	2011 % of Revenues		2012 % of Revenues	2011 % of Revenues
Nebraska	26%	28%	Missouri	16%	28%
Wyoming	15%	15%	Nebraska	13%	20%
North Dakota	18%	18%	Texas	12%	14%
Iowa	12%	13%	Indiana	11%	26%
			Oklahoma	10%	0%

3.	Loans Receivable –

At June 30, 2012 and December 31, 2011 our outstanding loans receivable aging was as follows:

	June 30, 2012	December 31, 2011
Current	$4,244,920	$4,625,852
1-30	365,295	296,983
31 – 60	231,199	219,830
61 – 90	202,658	222,929
91 – 120	126,675	170,622
121 – 150	136,948	188,983
151 – 180	159,401	163,614
	5,467,096	5,888,813
Allowance for losses	(905,000)	(1,001,000)
	$4,562,096	$4,887,813

4.	Loans Receivable Allowance –

As a result of the Company’s collection efforts, it historically writes off approximately 42% of the returned payday items.  Based on days past the check return date, write-offs of payday returned items historically have tracked at the following approximate percentages: 1 to 30 days – 42%; 31 to 60 days – 66%; 61 to 90 days – 83%; 91 to 120 days – 87%; and 121 to 180 days – 90%.  A rollforward of the Company’s loans receivable allowance for the six months ended June 30, 2012 and 2011 is as follows:

	Six Months Ended June 30,
	2012	2011

Loans receivable allowance, beginning of period	$1,001,000	$1,165,000
Provision for loan losses charged to expense	632,508	454,089
Charge-offs, net	(728,508)	(778,089)
Loans receivable allowance, end of period	$905,000	$841,000

5.	Segment Information –

Segment information related to the three months ended June 30, 2012 and 2011 is set forth below:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Payday	Cricket Wireless	Total	Payday	Cricket Wireless	Total

Revenues from external customers	$2,839,713	$3,088,256	$5,927,969	$2,603,830	$1,436,252	$4,040,082
Net income	$372,601	$(18,850)	$353,751	$335,670	$(65,955)	$269,715

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Payday	Cricket Wireless	Total	Payday	Cricket Wireless	Total

Revenues from external customers	$5,628,830	$7,815,909	$13,444,739	$5,244,827	$3,833,886	$9,078,713
Net income (loss)	$741,374	$401,419	$1,142,793	$715,238	$(33,154)	$682,084
Total segment assets	$14,728,243	$7,044,853	$21,773,096	$14,500,282	$4,911,842	$19,412,124

6.	Notes Payable –

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

The Company drew an additional $200,000 on the existing note payable with River City Equity, Inc, a related party, during the first quarter 2012. Total advanced on the $2,000,000 credit facility as of June 30, 2012 was $1,200,000. The note is collateralized by substantially all assets of Western Capital Resources, Inc.

7.	Preferred Stock Dividend –

Reconciliations of the cumulative preferred stock dividend payable are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Balance due, beginning of the period	$4,075,000	$1,975,000	$3,550,000	$1,450,000
Current quarter preferred dividends payable	525,000	525,000	1,050,000	1,050,000
Preferred dividends paid	-	-	-	-
Balance due, end of the period	$4,600,000	$2,500,000	$4,600,000	$2,500,000

In addition, the Company has $525,000 of second quarter unaccrued cumulative preferred dividends from June 30, 2012 and 2011 that became due and payable July 15, 2012 and 2011, respectively.

8.	Other Expense –

A breakout of other expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Store expenses
Bank fees	$75,617	$59,519	$157,237	$134,848
Collection costs	106,828	97,976	235,526	205,930
Repairs & maintenance	61,332	26,171	95,523	73,466
Supplies	98,596	42,938	186,521	77,342
Telephone	43,645	32,910	77,479	66,564
Utilities and network lines	159,487	108,017	335,659	235,441
Other	225,953	144,510	435,791	328,427
	$771,458	$512,041	$1,523,736	$1,122,018

General & administrative expenses
Professional fees	$61,291	$41,355	$147,214	$164,870
Management and consulting fees	137,692	117,117	271,442	217,117
Other	75,462	66,387	159,962	132,842
	$274,445	$224,859	$578,618	$514,829

9.	Acquisitions –

In February 2012, the Company acquired three Cricket corporate-owned stores. Two of the stores are located in McAllen, Texas and one in Laredo, Texas.

In May 2012, the Company acquired two Cricket dealer-owned stores in separate transactions. One was located in Omaha, Nebraska and the other in Spokane, Washington.

Fair Value

Other current assets	$1,600
Property and equipment	72,500
Intangible assets	98,000
Goodwill	278,700
Other non-current assets	4,400
$455,200

The results of the operations for the acquired locations have been included in the condensed consolidated financial statements since the date of the acquisitions. The following table presents the unaudited pro forma results of continuing operations for the three and six months ended June 30, 2012 and 2011, as if the acquisitions had been consummated at the beginning of each period presented. The pro forma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the year presented or the results which may occur in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Pro forma revenue	$5,963,000	$4,370,000	$13,770,000	$9,989,000
Pro forma net income	$358,000	$306,000	$1,194,000	$815,000
Pro forma net income (loss) per common share – basic and diluted	$(0.03)	$(0.03)	$0.02	$(0.03)

In April 2012 the Company executed an Asset Purchase Agreement to acquire one Cricket retail storefront for a purchase price of $160,000. As a condition of the agreement, the Company will also open two and relocate one existing Cricket retail storefronts.

10.	Material Definitive Agreement –

On June 22, 2012, Western Capital Resources, Inc. (through its wholly owned subsidiary PC Doctors Acquisition, Inc., a Delaware corporation) entered into an Asset Purchase Agreement with PC Doctors, LLC, a Wisconsin limited liability company, Tecguard, LLC, a Wisconsin limited liability company, and Robert Posteluk. PC Doctors is engaged in the business of selling cellular phones, internet service, tablets, computers, accessories and computer services, and Tecguard is engaged in the business of selling protection plans for cellular phones and computers. The businesses are conducted primarily in the State of Wisconsin.

Under the Asset Purchase Agreement, Western Capital would acquire substantially all of the assets of PC Doctors and Tecguard for a purchase price of $3.20 million (subject to a working capital adjustment), plus potential additional payments aggregating $1.55 million contingent upon the earnings of the buyer subsidiary for the years ended December 31, 2012 and 2013. The Asset Purchase Agreement contains customary representations and warranties respecting the business and assets of PC Doctors and Tecguard, as well as customary indemnification covenants. The closing of the transactions contemplated by the Asset Purchase Agreement is subject to customary conditions, including the completion of a due diligence investigation by Western Capital to its reasonable satisfaction. The Asset Purchase Agreement may be terminated if, among other customary reasons, the closing has not occurred on or prior to July 22, 2013 (or such later date as the parties may agree upon).

Also on June 22, 2012, the Company entered into a non-binding term sheet with WCR, LLC, a Delaware limited liability company and the controlling shareholder of the company, for the provision of a short-term loan the proceeds of which would be used to satisfy the Company’s financial obligations at the closing of the transaction with PC Doctors, LLC, Tecguard, LLC and Robert Posteluk. The Company’s ability to fulfill its obligations at the closing of such transaction depends upon its ability to secure this or other available financing through the completion of definitive documentation. The non-binding term sheet outlines the material terms of the lending arrangement proposed by the parties, including a loan of up to $3.5 million in principal amount, accruing interest at the rate of 11% per annum, payable on the six-month anniversary of the loan, with a $25,000 commitment fee payable upon execution of definitive documentation. The loan would be secured by a security interest in all of the assets of the Company (subordinate to the rights of River City Equity, Inc.), and involve no financial covenants or prepayment penalties.

11.	Consulting Agreement –

On March 7, 2012, a consulting agreement with Mr. Richard Miller, the Chairman of the Board, was approved by the Company’s Board of Directors. The agreement provides for consulting fees in the amount of $100,000 and contains the same terms and conditions as the earlier agreement that expired March 31, 2012.

12.	Management and Advisory Agreement –

Effective June 21, 2012, the Company entered into an Amended and Restated Management and Advisory Agreement with Blackstreet Capital Management, LLC, a Delaware limited liability company. The amended and restated agreement increases the management fee payable to Blackstreet to the greater of (i) $330,750 per year (subject to annual increases of five percent) or (ii) five percent of Western Capital’s EBITDA. The amended and restated agreement also requires the Company to pay Blackstreet a fee in an amount equal to two percent of the gross proceeds of any debt or equity financing, and a fee in an amount equal to $400,000 (plus a $60,000 increase in the management fee payable under the agreement) upon the closing of an acquisition in consideration for Blackstreet’s referral to the Company of such acquisition opportunity and assistance in the performance of due diligence services relating thereto. The Company will not, however, be obligated to accept and pursue any acquisition referrals made by Blackstreet. Finally, the amended and restated agreement provides that a termination fee will be paid to Blackstreet in the event that the Company terminates the agreement in connection with a sale of all or substantially all of the assets of the Company to, or any merger or other transaction with, an unaffiliated entity, which transaction results in the holders of a majority of the stock of the Company immediately prior to such transaction owning less than 50% of the stock of the Company (or any successor entity) after giving effect to the transaction.

13.	Rights Offering –

On June 18, 2012 the Company filed a registration statement with the SEC on Form S-1 relating to the proposed distribution of subscription rights (for no consideration) to the existing shareholders of the Company and the related public offer and sale of common stock to such shareholders .

Gross proceeds from the sale of shares of common stock, assuming the exercise of all subscription rights to be distributed up to the maximum amount contemplated in the registration statement, would be $4.5 million.

14.	Common Stock Repurchases –

In February and March 2012, the Company repurchased an aggregate of 2,048,227 shares of its common stock from four shareholders at $0.15 per share for a total repurchase cost of $307,234.

15.	Subsequent Events –

Form S-1/A Registration Statement Under the Securities Act of 1933.

On July 26, 2012, the Company filed Form S-1/A, Registration Statement Under the Securities Act of 1933. This amended the filing made on June 18, 2012.

Material Definitive Agreement

On August 10, 2012, the Company terminated the Asset Purchase Agreement with PC Doctors, LLC, a Wisconsin limited liability company, Tecguard, LLC, a Wisconsin limited liability company, and Robert Posteluk, dated as of June 22, 2012, by exercising its termination rights under that agreement following the completion of the Company’s initial due-diligence investigation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements made in this report are “forward-looking statements,” as that term is defined under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon our current expectations and projections about future events. Whenever used in this report, the words “believe,” “anticipate,” “intend,” “estimate,” “expect” and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this report are primarily located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2), but may be found in other parts of this report as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We will not necessarily update forward-looking statements even though our situation may change in the future.

Specific factors that might cause actual results to differ from our expectations or may affect the value of the common stock, include, but are not limited to:

•	Changes in local, state or federal laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations;

•	Litigation and regulatory actions directed toward our industry or us, particularly in certain key states and/or nationally;

•	Our need for additional financing, and

•	Unpredictability or uncertainty in financing markets which could impair our ability to grow our business through acquisitions.

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

General Overview

We provide (through Wyoming Financial Lenders, Inc.) retail financial services to individuals primarily in the Midwestern and Southwestern United States. These services include non-recourse cash advance loans, small unsecured installment loans, check cashing and other money services. As of June 30, 2012, we operated 52 “payday” stores in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming).

We provide short-term consumer loans—known as “payday” or “cash advance” loans—in amounts that typically range from $100 to $500. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s post-dated personal check for the aggregate amount of the cash advance, plus a fee. The fee varies from state to state based on applicable regulations, and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed. To repay the cash advance loan, a customer may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection. Installment loans provide customers with cash in exchange for a promissory note with a maturity of generally three to six months. The fee and interest rate on installment loans vary based on applicable regulations. Like cash advance or payday loans, installment loans are unsecured. All of our payday loans, installment loans and other services are subject to state regulations (which vary from state to state), federal regulations and local regulation, where applicable.

We also operate (through PQH Wireless, Inc.) Cricket Wireless retail stores as an authorized dealer of Cricket Wireless products and services. Authorized dealers are permitted to sell the Cricket line and generally locate their store operations in areas with a strong potential customer base where Cricket does not maintain a corporate storefront. These locations are generally within the urban core or surrounding areas of a community. We are an authorized premier Cricket dealer, and as such, we are only permitted to sell the Cricket line of prepaid cellular phones at our Cricket retail stores. As of June 30, 2012, we operated 50 Cricket wireless retail stores in 14 states (Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon, Texas and Washington).

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

In an effort to expand our geographic reach, our strategic expansion plans involve the expansion and diversification of our product and service offerings.  For this reason, we have focused, and expect to continue to focus, a significant amount of time and resources on the development of our Cricket Wireless retail stores.  In an effort to expand our product and service offerings within the Payday division we intend to introduce pawn stores into a limited number of existing payday locations. We believe that successful expansion, both geographically and product- and service-wise, will help to mitigate the regulatory and economic risk inherent in our business by making us less reliant on (i) cash advance lending alone and (ii) any particular aspect of our business that is concentrated geographically.

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

Loans Receivable Allowance

We maintain a loan loss allowance for anticipated losses for our payday, installment and title loans. To estimate the appropriate level of the loan loss allowance, we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current payday loan loss allowance is based on our net write offs, typically expressed as a percentage of loan amounts originated for the last 24 months applied against the balance of outstanding loans that we write off. Our current installment loan loss allowance also factors in the delinquency status of loans within the installment loan portfolio. We also periodically perform a look-back analysis on its loan loss allowance to verify that the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. We are aware that, as conditions change, we may also need to make additional allowances in future periods.

Included in loans receivable are cash advance loans that are currently due or past due and cash advance loans that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.  Also included in loans receivable are current and delinquent installment and title loans. Loans are carried at cost less the loans receivable allowance.  The Company does not specifically reserve for any individual loan.  The Company aggregates loans for purposes of estimating the allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location, charge-off and recovery rates, and delinquency status of installment loans.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.  As a result of the Company’s collection efforts, it historically writes off approximately 42% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximate percentages: 1 to 30 days – 42%; 31 to 60 days – 66%; 61 to 90 days – 83%; 91 to 120 days – 87%; and 121 to 180 days – 90%.  All returned payday items are charged off after 180 days, as collections after that date have not been significant.  The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

A rollforward of the Company’s loans receivable allowance for the six months ended June 30, 2012 and 2011 is as follows:

	Six Months Ended June 30,
	2012	2011

Loans receivable allowance, beginning of period	$1,001,000	$1,165,000
Provision for loan losses charged to expense	632,508	454,089
Charge-offs, net	(728,508)	(778,089)
Loans receivable allowance, end of period	$905,000	$841,000

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

Results of Operations – Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

For the three-month period ended June 30, 2012, net income was $.35 million compared to net income of $.27 million for the three months ended June 30, 2011. During the three months ended June 30, 2012, income from operations before income taxes was $.57 million compared to $.43 million for the three months ended June 30, 2011. Year over year, we operated one additional payday store and 21 additional Cricket storefronts. The major components of revenues, store expenses, general and administrative expenses, and income tax expense are discussed below.

Revenues

The following table summarizes our revenues for the three months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011	% Change Year Over Year	2012	2011
				(percentage of revenues)

Payday loan fees	$2,351,757	$2,169,854	8.4%	39.7%	53.8%
Phones and accessories	1,628,329	808,948	101.3%	27.5%	20.0%
Cricket service fees	1,483,342	440,224	237.0%	25.0%	10.9%
Installment interest income	248,156	126,168	96.7%	4.2%	3.1%
Check cashing fees	146,595	154,603	(5.2)%	2.4%	3.8%
Other income and fees	69,790	340,285	(79.5)%	1.2%	8.4%
Total	$5,927,969	$4,040,082	46.7%	100.0%	100.0%

Revenues totaled $5.93 million for the three months ended June 30, 2012, compared to $4.04 million for the three months ended June 30, 2011. The increase in total revenues resulted primarily from higher Cricket division revenue which can be attributed to our recent acquisitions. During the three-month periods ended June 30, 2012 and 2011, we originated approximately $16.60 million and $16.23 million in cash advance loans, respectively. Our average cash advance loan (including fees) totaled approximately $381 and $378 during the three-month periods ended June 30, 2012 and 2011, respectively. Our average fee for the three-month periods ended June 30, 2012 and 2011 was $55.

Store Expenses

The following table summarizes our store expenses for the three months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011	% Change Year Over Year	2012	2011
				(percentage of revenues)
Store Expenses:
Salaries and benefits	$1,605,796	$1,033,563	55.4%	27.0%	25.5%
Phone and accessories cost of sales	1,095,938	433,344	152.9%	18.5%	10.7%
Occupancy	559,443	395,934	41.3%	9.4%	9.8%
Provisions for loan losses	356,118	275,216	29.4%	6.0%	6.8%
Advertising	80,259	83,287	(3.6)%	1.4%	2.1%
Depreciation	70,680	62,931	12.3%	1.2%	1.6%
Amortization of intangible assets	56,846	113,043	(49.7)%	1.0%	2.8%
Other	771,458	512,041	50.7%	13.0%	12.7%
	$4,596,538	$2,909,359	58.0%	77.5%	72.0%

As the table above demonstrates, total expenses associated with store operations for the three months ended June 30, 2012 were $4.60 million, compared to $2.91 million for the three months ended June 30, 2011, or a 58.0% increase for the interim periods. The major components of these expenses are salaries and benefits for our store employees, provision for loan losses, costs of sales for phones and accessories, occupancy costs relating to our store leaseholds, advertising expenses, depreciation of store equipment and leasehold improvements, amortization of intangible assets and other expenses associated with store operations.

Overall, our most significant store expenses for the three months ended June 30, 2012 and 2011 related to phone and accessory costs, salaries and benefits for our store employees, occupancy costs and provision for loan losses. A discussion and analysis of the various components of our store expenses appears below.

Salaries and Benefits. Payroll and related costs at the store level were $1.61 million compared to $1.03 million for the three-month periods ended June 30, 2012 and 2011, respectively.

Phone and Accessories Cost of Sales. For the three months ended June 30, 2012, our costs of sales were $1.10 million compared to $.43 million for the same period in 2011. The increase in our Cricket Wireless segment phone and accessory costs resulted from operating additional storefronts in 2012 and from a change in the structure of dealer compensation from Cricket, which change decreased our margins while increasing fees to dealers.

Occupancy Costs. Occupancy expenses, consisting mainly of store leases, were $.56 million for the three months ended June 30, 2012 versus $.40 million for the three months ended June 30, 2011.

Provisions for Loan Losses. For the three months ended June 30, 2012, our provisions for loan losses were $.36 million compared to $.28 million for the three months ended June 30, 2011. Our provisions for loan losses represented approximately 13.8% and 12.2% of our loan fee revenue for the three months ended June 30, 2012 and 2011, respectively. The increase can be attributed to our introduction of an installment loan product which has higher loss rates than payday loans. Due to the inability to foretell the scope and duration of the current economic recovery, there exists uncertainty in how significant our total 2012 loan losses may or may not be and how they may differ from 2011.

Advertising. Advertising and marketing expenses remained consistent at $.08 million for the three months ended June 30, 2012 and 2011. In general, we expect that our marketing and advertising expenses for 2012 to remain consistent.

Depreciation. Depreciation, relating to store equipment and leasehold improvements, increased to $.07 million for the three months ended June 30, 2012 compared to $.06 million for the three months ended June 30, 2011.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $.06 million for the three months ended June 30, 2012 from $.11 million for the three month ended June 30, 2011.

Other Store Expenses. Other expenses increased to $.77 million for the three months ended June 30, 2012 from $.51 million for the three months ended June 30, 2011.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011	% Change Year Over Year	2012	2011
				(percentage of revenues)
General & Administrative Expenses:
Salaries and benefits	$429,354	$405,888	5.8%	7.2%	10.0%
Depreciation	5,614	5,688	(1.3)%	0.1%	0.1%
Interest expense	51,267	63,573	(19.4)%	0.9%	1.6%
Other expense	274,445	224,859	22.1%	4.6%	5.6%
	$760,680	$700,008	8.7%	12.8%	17.3%

Total general and administrative costs for the three months ended June 30, 2012 were $.76 million compared to $.70 million for the period ended June 30, 2011. For the three months ended June 30, 2012, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses. A discussion and analysis of the various components of our general and administrative costs appears below:

Salaries and Benefits. Salaries and benefits expenses for the three months ended June 30, 2012 were $.43 million, a $.02 million increase from the $.41 million in such expenses during period ended June 30, 2011

Interest. Interest expense for the three months ended June 30, 2012 was $.05 million compared to $.06 million for the three months ended June 30, 2011.

Other General and Administrative Expenses. Other general and administrative expenses, such as professional fees, management and consulting fees, utilities, office supplies, and other minor costs associated with corporate headquarters activities, increased $.05 million to $.27 million for the three months ended June 30, 2012 compared to $.22 million from the three months ended June 30, 2011.

Income Tax Expense

Income tax expense for the three months ended June 30, 2012 was $.22 million compared to income tax expense of $.16 million for the three months ended June 30, 2011, an effective rate of 38% and 37%, respectively.

Results of Operations – Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

For the six-month period ended June 30, 2012, net income was $1.14 million compared to net income of $.68 million for the six months ended June 30, 2011. During the six months ended June 30, 2012, income from operations before income taxes was $1.86 million compared to $1.10 million for the six months ended June 30, 2011. The major components of revenues, store expenses, general and administrative expenses, and income tax expense are discussed below.

Revenues

The following table summarizes our revenues for the six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011	% Change Year Over Year	2012	2011
				(percentage of revenues)

Payday loan fees	$4,659,658	$4,495,601	3.6%	34.7%	49.5%
Phones and accessories	4,370,025	2,395,863	82.4%	32.5%	26.4%
Cricket service fees	3,478,367	994,920	249.6%	25.9%	10.9%
Installment interest income	444,665	126,168	252.4%	3.3%	1.4%
Check cashing fees	342,407	387,145	(11.6)%	2.5%	4.3%
Other income and fees	149,617	679,016	(78.0)%	1.1%	7.5%
Total	$13,444,739	$9,078,713	48.1%	100.0%	100.0%

Revenues totaled $13.4 million for the six months ended June 30, 2012, compared to $9.08 million for the six months ended June 30, 2011. The increase in total revenues resulted primarily from higher Cricket division revenue which can be attributed to our recent acquisitions. During the six-month periods ended June 30, 2012 and 2011, we originated approximately $32.37 million and $31.45 million in cash advance loans, respectively. Our average loan (including fees) totaled approximately $382 and $378 during the six-month periods ended June 30, 2012 and 2011, respectively. Our average fee for each of the six-month periods ended June 30, 2012 and 2011 was $55.

Store Expenses

The following table summarizes our store expenses for the six months ended June 30, 2012 and 2011, respectively:

	Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change Year Over Year	2012	2011
				(percentage of revenues)
Store Expenses:
Salaries and benefits	$3,293,188	$2,145,608	53.5%	24.5%	23.6%
Phone and accessories cost of sales	2,931,013	1,391,241	110.7%	21.8%	15.3%
Occupancy	1,111,751	813,997	36.6%	8.3%	9.0%
Provisions for loan losses	632,508	454,089	39.3%	4.7%	5.0%
Advertising	157,380	164,887	(4.6)%	1.2%	1.8%
Depreciation	139,925	127,024	10.2%	1.0%	1.4%
Amortization of intangible assets	116,247	228,648	(49.2)%	0.9%	2.5%
Other	1,523,736	1,122,018	35.8%	11.3%	12.4%
	$9,905,748	$6,447,512	53.6%	73.7%	71.0%

As the table above demonstrates, total expenses associated with store operations for the six months ended June 30, 2012 were $9.91 million, compared to $6.45 million for the six months ended June 30, 2011, or a 53.6% increase for the interim periods. The major components of these expenses are salaries and benefits for our store employees, provision for loan losses, costs of sales for phones and accessories, occupancy costs relating to our store leaseholds, advertising expenses, depreciation of store equipment and leasehold improvements, amortization of intangible assets and other expenses associated with store operations.

Overall, our most significant store expenses for the six months ended June 30, 2012 and 2011 related to phone and accessory costs, salaries and benefits for our store employees, occupancy costs and provision for loan losses. A discussion and analysis of the various components of our store expenses appears below.

Salaries and Benefits. Payroll and related costs at the store level were $3.29 million compared to $2.15 million for the six-month periods ended June 30, 2012 and 2011, respectively

Phone and Accessories Cost of Sales. For the six months ended June 30, 2012, our costs of sales were $2.93 million compared to $1.39 million for the same period in 2011. The increase in our Cricket Wireless segment phone and accessory costs resulted from operating additional storefronts in 2012 and from a change in the structure of dealer compensation from Cricket, which change decreased our margins while increasing fees to dealers.

Occupancy Costs. Occupancy expenses, consisting mainly of store leases, were $1.11 million for the six months ended June 30, 2012 versus $.81 million for the six months ended June 30, 2011.

Provisions for Loan Losses. For the six months ended June 30, 2012, our provisions for loan losses were $.63 million compared to $.45 million for the six months ended June 30, 2011. Our provisions for loan losses represented approximately 12.4% and 9.8% of our loan fee revenue for the six months ended June 30, 2012 and 2011, respectively. The increase can be attributed to our introduction of an installment loan product which has higher default rates than payday loans. Due to the inability to foretell the scope and duration of the current economic recovery, there exists uncertainty in how significant our total 2012 loan losses may or may not be and how they may differ from 2011.

Advertising. Advertising and marketing expenses remained consistent at $.16 million for each of the six months ended June 30, 2012 and 2011. In general, we expect that our marketing and advertising expenses for 2012 will remain consistent.

Depreciation. Depreciation, relating to store equipment and leasehold improvements, increased to $.14 million for the six months ended June 30, 2012 compared to $.13 million for the six months ended June 30, 2011.

Amortization of Intangible Assets. Amortization of intangible assets decreased from $.23 million for the six months ended June 30, 2011 to $.17 million for the six month ended June 30, 2012.

Other Store Expenses. Other expenses increased to $1.52 million for the six months ended June 30, 2012 from $1.12 million for the six months ended June 30, 2011.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2012 and 2011, respectively:

	Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change Year Over Year	2012	2011
				(percentage of revenues)
General & Administrative Expenses:
Salaries and benefits	$957,086	$851,815	12.4%	7.1%	9.4%
Depreciation	11,106	9,708	14.4%	0.1%	0.1%
Interest expense	129,388	156,765	(17.5)%	1.0%	1.7%
Other expense	578,618	514,829	12.4%	4.3%	5.7%
	$1,676,198	$1,533,117	9.3%	12.5%	16.9%

Total general and administrative costs for the six months ended June 30, 2012 were $1.68 million compared to $1.53 million for the period ended June 30, 2011. For the six months ended June 30, 2012, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses. A discussion and analysis of the various components of our general and administrative costs appears below:

Salaries and Benefits. Salaries and benefits expenses for the six months ended June 30, 2012 were $.96 million, a $.11 million increase from the $.85 million in such expenses during period ended June 30, 2011

Interest. Interest expense for the six months ended June 30, 2012 was $.13 million compared to $.16 million for the six months ended June 30, 2011.

Other General and Administrative Expenses. Other general and administrative expenses, such as professional fees, management and consulting fees, utilities, office supplies, and other minor costs associated with corporate headquarters activities, increased $.07 million to $.58 million for the six months ended June 30, 2012 compared to $.51 million from the six months ended June 30, 2011.

Income Tax Expense

Income tax expense for the six months ended June 30, 2012 was $.72 million compared to income tax expense of $.42 million for the six months ended June 30, 2011, an effective rate of 39% and 38%, respectively.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six Months Ended June 30,
	2012	2011

Cash flows provided (used) by:
Operating activities	$1,883,075	$680,739
Investing activities	(575,803)	(84,123)
Financing activities	(1,454,010)	(1,363,759)
Net increase (decrease) in cash	(146,738)	(767,143)
Cash, beginning of period	1,909,442	2,092,386
Cash, end of period	$1,762,704	$1,325,243

At June 30, 2012, we had cash of $1.76 million compared to cash of $1.33 million on December 31, 2011. We believe that our available cash, combined with expected cash flows from operations will be sufficient to fund our liquidity and capital expenditure requirements through June 30, 2013. Our expected short-term uses of available cash include the funding of operating activities (including anticipated increases in payday loans), the financing of expansion activities, including new store openings or store acquisitions and the repayment of long-term debt.

Because of the constant threat of regulatory changes to the payday lending industry, we believe it will be difficult for us to obtain debt financing from traditional financial institutions. Financing we may obtain from alternate sources is likely to involve higher interest rates.

On October 18, 2011, we entered into a borrowing arrangement with River City Equity, Inc. and delivered a related long-term promissory note in favor of River City Equity. The borrowing arrangement allows us to borrow up to $2,000,000 at an interest rate of 12% per annum, with interest payable on a monthly basis. The note matures on September 30, 2013, on which date all unpaid principal and accrued but unpaid interest thereon is due and payable. The note includes a prepayment penalty and, under certain circumstances, permits River City Equity to obtain a security interest in all of the Company’s assets. As of June 30, 2012, $1,200,000 had been advanced under this arrangement.

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

On June 22, 2012, the Company entered into an Asset Purchase Agreement with PC Doctors and Tecguard for a purchase price of $3.2 million. To fund this acquisition, the Company has entered into a non-binding term sheet with WCR, LLC, the controlling shareholder of the Company, for the provision of a short-term loan the proceeds of which would be used to satisfy the Company’s financial obligations at the closing of the transaction with PC Doctors, LLC and Tecguard, LLC. The Company intends to pay off this short-term financing with proceeds from a proposed rights offering in connection with which the Company filed a registration statement on Form S-1 with the SEC on June 18, 2012 and amended the registration statement by filing Form S-1/A on July 26, 2012.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2012.

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

As of June 30, 2012, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 3. Defaults upon Senior Securities

As of June 30, 2012, the Company had outstanding accrued but unpaid cumulated dividends on its Series A Convertible Preferred Stock aggregating to $4,600,000. Our Series A Convertible Preferred Stock ranks senior to our common stock.

Item 5. Other Information

On August 10, 2012, the Company terminated the Asset Purchase Agreement with PC Doctors, LLC, a Wisconsin limited liability company, Tecguard, LLC, a Wisconsin limited liability company, and Robert Posteluk, dated as of June 22, 2012, by exercising its termination rights under that agreement following the completion of the Company’s initial due-diligence investigation.

Item 6. Exhibits

Exhibit	Description
10.1	Consulting Agreement with Ric Miller Consulting, Inc., dated as of April 1, 2012 (incorporated by reference to Exhibit 10.17 to the registrant’s Form 10-K filed on March 30, 2012).

10.2	Asset Purchase Agreement by and among PC Doctors Acquisition, Inc., PC Doctors, LLC, Tecguard, LLC and Robert Posteluk, dated June 22, 2012 (filed herewith).

10.3	Amended and Restated Management and Advisory Agreement with Blackstreet Capital Management, LLC (effective June 21, 2012) (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Schema Document (filed herewith).

101.CAL	XBRL Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Definition Linkbase Document (filed herewith).

101.LAB	XBRL Label Linkbase Document (filed herewith).

101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2012	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Stephen Irlbeck
Stephen Irlbeck
Chief Financial Officer

