Form 10-Q
period 2012-09-30
WESTERN CAPITAL RESOURCES, INC.
filed 2012-11-15
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012 or

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2012, the registrant had outstanding 5,397,780 shares of common stock, no par value per share.

RELIANCE ON SECURITIES EXCHANGE COMMISSION EXEMPTIVE ORDER

PURSUANT TO SECTIONS 17A and 36 of the SECURITIES AND EXCHANGE ACT OF 1934

(SEC Release No. 68224 dated November 14, 2012)

The registrant is filing this Quarterly Report on Form 10-Q, for the period ended September 30, 2012, in reliance on the Securities Exchange Commission’s Exemptive Order, issued pursuant to Sections 17A and 36 of the Securities and Exchange Act of 1934 and contained in SEC Release No. 68224 dated November 14, 2012. The registrant was unable to meet the original filing deadline for the above-referenced report (i.e., November 14, 2012) due primarily to slowdowns in the processing and confirmation of XBRL tagging and accuracy, and the inability of the registrant to consummate a final legal review of such report prior to the close of business on November 14, 2012.

Western Capital Resources, Inc.

Index

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION
Item 3. Defaults Upon Senior Securities	22

Item 6. Exhibits	23

SIGNATURES	24

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONTENTS

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Income	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,743,026	$1,909,442
Loans receivable (less allowance for losses of $1,084,000 and $1,001,000)	4,871,611	4,887,813
Inventory	567,275	756,528
Prepaid expenses and other	496,438	451,751
Deferred income taxes	446,000	413,000
TOTAL CURRENT ASSETS	8,124,350	8,418,534

PROPERTY AND EQUIPMENT	789,451	757,747

GOODWILL	12,672,569	12,393,869

INTANGIBLE ASSETS	237,420	309,552

OTHER	160,270	142,074

TOTAL ASSETS	$21,984,060	$22,021,776

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,938,234	$2,323,730
Note payable – short-term	-	1,000,000
Current portion long-term debt	1,936,406	695,123
Preferred dividend payable	5,125,000	3,550,000
Deferred revenue	271,520	314,561
TOTAL CURRENT LIABILITIES	9,271,160	7,883,414

LONG-TERM LIABILITIES
Notes payable – long-term	-	1,210,065
Deferred income taxes	714,000	530,000
TOTAL LONG-TERM LIABILITIES	714,000	1,740,065
TOTAL LIABILITES	9,985,160	9,623,479

SHAREHOLDERS’ EQUITY
Series A convertible preferred stock 10% cumulative dividends, $0.01 par value, $2.10 stated value, 10,000,000 shares authorized, issued and outstanding	100,000	100,000
Common stock, no par value, 240,000,000 shares authorized, 5,397,780 and 7,446,007 shares issued and outstanding	-	-
Additional paid-in capital	17,914,543	18,221,777
Accumulated deficit	(6,015,643)	(5,923,480)
TOTAL SHAREHOLDERS’ EQUITY	11,998,900	12,398,297

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,984,060	$22,021,776

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
REVENUES
Payday loan fees	$2,601,109	$2,514,814	$7,260,767	$7,136,583
Phones and accessories	1,763,282	829,639	6,133,307	3,225,502
Cricket service fees	1,380,660	902,296	4,859,027	2,367,769
Installment interest income	315,943	233,003	760,608	313,765
Check cashing fees	145,487	149,596	487,894	536,741
Other income and fees	105,040	76,518	254,657	204,219
	6,311,521	4,705,866	19,756,260	13,784,579

STORE EXPENSES
Salaries and benefits	1,614,820	1,085,630	4,908,008	3,231,238
Phone and accessories cost of sales	1,194,653	534,720	4,125,666	1,925,961
Occupancy	566,214	391,021	1,677,965	1,205,018
Provisions for loan losses	546,080	502,809	1,178,588	956,898
Advertising	82,272	82,146	239,652	247,033
Depreciation	72,779	63,568	212,704	190,592
Amortization of intangible assets	56,385	116,369	172,632	345,017
Other	884,737	577,916	2,408,473	1,699,934
	5,017,940	3,354,179	14,923,688	9,801,691

INCOME FROM STORES	1,293,581	1,351,687	4,832,572	3,982,888

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	439,792	432,954	1,396,878	1,284,769
Depreciation	5,616	6,582	16,722	16,290
Interest expense	51,114	58,868	180,501	215,633
Other	246,015	258,079	824,634	772,908
	742,537	756,483	2,418,735	2,289,600

INCOME BEFORE INCOME TAXES	551,044	595,204	2,413,837	1,693,288

INCOME TAX EXPENSE	211,000	234,000	931,000	650,000

NET INCOME	340,044	361,204	1,482,837	1,043,288

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS (assumes all paid)	(525,000)	(525,000)	(1,575,000)	(1,575,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(184,956)	$(163,796)	$(92,163)	$(531,712)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.03)	$(0.02)	$(0.02)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and diluted	5,397,780	7,446,007	5,767,922	7,446,007

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011

OPERATING ACTIVITIES
Net Income	$1,482,837	$1,043,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	229,426	206,882
Amortization	172,632	345,017
Deferred income taxes	151,000	147,000
Loss on disposal of property and equipment	-	27,342
Changes in operating assets and liabilities
Loans receivable	16,202	277,637
Inventory	190,853	32,245
Prepaid expenses and other assets	(58,483)	(183,210)
Accounts payable and accrued liabilities	(385,496)	(262,782)
Deferred revenue	(43,041)	(33,205)
Net cash provided by operating activities	1,755,930	1,600,214

INVESTING ACTIVITIES
Purchase of property, equipment and intangibles	(191,130)	(125,414)
Acquisitions, net of cash acquired	(455,200)	(453,000)
Net cash used by investing activities	(646,330)	(578,414)

FINANCING ACTIVITIES
Payments on notes payable – short-term	(1,000,000)	(1,000,000)
Payments on notes payable – long-term	(518,782)	(438,648)
Advances from notes payable – long-term	550,000	-
Common stock redemption	(307,234)	-
Net cash used by financing activities	(1,276,016)	(1,438,648)

NET DECREASE IN CASH	(166,416)	(416,848)

CASH
Beginning of period	1,909,442	2,092,386
End of period	$1,743,026	$1,675,538

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$835,968	$830,234
Interest paid	$190,607	$228,256

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2011. The condensed consolidated balance sheet at December 31, 2011, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

Western Capital Resources, Inc. (WCR), through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL) and PQH Wireless, Inc. (PQH), collectively referred to as the “Company,” provides retail financial services and retail cellular phone sales to individuals primarily in the Midwestern and Southwestern United States.  As of September 30, 2012, the Company operated 51 “payday” stores and one payday/pawn store in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming) and operated 50 Cricket wireless retail stores in 14 states (Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon, Texas and Washington).  The condensed consolidated financial statements include the accounts of WCR, WFL, and PQH. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders by the sum of the weighted average number of common shares outstanding plus potentially dilutive common share equivalents (convertible preferred shares) when dilutive. All shares of potentially dilutive Series A Convertible Preferred Stock outstanding at September 30, 2012 and 2011 were anti-dilutive and therefore excluded from the dilutive net income (loss) per share computation.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity the option to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment test. If the qualitative assessment supports the conclusion that it is more-likely-than-not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test. The objective of this update is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets other than goodwill, and to improve consistency in impairment testing among long-lived asset categories. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed prior to the issuance of the final ASU, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company has not early-adopted this ASU and does not believe adoption will have a material effect on its financial condition and results of operations.

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

Any adverse change in present federal laws or regulations that govern or otherwise affect payday lending could result in our curtailment or cessation of operations in certain jurisdictions or locations. Furthermore, any failure to comply with any applicable federal laws or regulations could result in fines, litigation, the closure of one or more store locations or negative publicity. Any such change or failure would have a corresponding impact on our results of operations and financial condition, primarily through a decrease in revenues resulting from the cessation or curtailment of operations, decrease in our operating income through increased legal expenditures or fines, and could also negatively affect our general business prospects as well if we are unable to effectively replace such revenues in a timely and efficient manner or if negative publicity effects our ability to obtain additional financing as needed.

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

For the nine months ended September 30, 2012 and 2011, the Company had significant revenues by state (shown as a percentage of applicable division’s revenue) as follows:

Payday Division			Cricket Wireless Division
	2012 % of Revenues	2011 % of Revenues		2012 % of Revenues	2011 % of Revenues
Nebraska	26%	28%	Missouri	15%	27%
Wyoming	15%	15%	Nebraska	13%	20%
North Dakota	19%	18%	Texas	13%	13%
Iowa	12%	12%	Indiana	11%	25%

3.	Loans Receivable –

At September 30, 2012 and December 31, 2011 our outstanding loans receivable aging was as follows:

	Payday and Title Loans		Installment Loans		Total
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Current	$4,209,634	$4,373,116	$408,723	$252,736	$4,618,357	$4,625,852
1-30	297,166	211,550	51,237	85,433	348,403	296,983
31-60	250,715	189,304	16,178	30,526	266,893	219,830
61-90	210,919	186,385	3,677	36,544	214,596	222,929
91-120	208,248	170,622	721	-	208,969	170,622
121-150	158,707	188,983	88	-	158,795	188,983
151-180	139,598	163,614	-	-	139,598	163,614
	5,474,987	5,483,574	480,624	405,239	5,955,611	5,888,813
Allowance for losses	(1,028,000)	(942,000)	(56,000)	(59,000)	(1,084,000)	(1,001,000)
	$4,446,987	$4,541,574	$424,624	$346,239	$4,871,611	$4,887,813

4.	Loans Receivable Allowance –

As a result of the Company’s collection efforts, it historically writes off approximately 42% of the returned payday items.  Based on days past the check return date, write-offs of payday returned items historically have tracked at the following approximate percentages: 1 to 30 days – 42%; 31 to 60 days – 67%; 61 to 90 days – 84%; 91 to 120 days – 88%; and 121 to 180 days – 91%.  A rollforward of the Company’s loans receivable allowance for the nine months ended September 30, 2012 and 2011 is as follows:

	Nine Months Ended September 30,
	2012	2011

Loans receivable allowance, beginning of period	$1,001,000	$1,165,000
Provision for loan losses charged to expense	1,178,588	956,898
Charge-offs, net	(1,095,588)	(1,135,898)
Loans receivable allowance, end of period	$1,084,000	$986,000

5.	Segment Information –

Segment information related to the three and nine months ended September 30, 2012 and 2011 is set forth below:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Payday	Cricket Wireless	Total	Payday	Cricket Wireless	Total

Revenues from external customers	$3,185,296	$3,126,225	$6,311,521	$2,979,160	$1,726,706	$4,705,866
Net income (loss)	$419,095	$(79,051)	$340,044	$410,317	$(49,113)	$361,204

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Payday	Cricket Wireless	Total	Payday	Cricket Wireless	Total

Revenues from external customers	$8,814,127	$10,942,133	$19,756,260	$8,223,987	$5,560,592	$13,784,579
Net income (loss)	$1,160,467	$322,370	$1,482,837	$1,125,555	$(82,267)	$1,043,288
Total segment assets	$15,339,215	$6,644,845	$21,984,060	$14,716,708	$5,445,827	$20,162,535

6.	Notes Payable –

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

The Company drew an additional $550,000 on the existing note payable with River City Equity, Inc, a related party, during the first three quarters of 2012. Total advanced on the $2,000,000 credit facility as of September 30, 2012 was $1,550,000. The note matures September 30, 2013 and is collateralized by substantially all assets of Western Capital Resources, Inc.

7.	Preferred Stock Dividend –

Reconciliations of the cumulative preferred stock dividend payable are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Balance due, beginning of the period	$4,600,000	$2,500,000	$3,550,000	$1,450,000
Current period preferred dividends payable	525,000	525,000	1,575,000	1,575,000
Preferred dividends paid	-	-	-	-
Balance due, end of the period	$5,125,000	$3,025,000	$5,125,000	$3,025,000

In addition, the Company has $525,000 of third quarter unaccrued cumulative preferred dividends from September 30, 2012 and 2011 that became due and payable October 15, 2012 and 2011, respectively.

8.	Other Expense –

A breakout of other expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Store expenses
Bank fees	$79,957	$61,431	$237,194	$196,279
Collection costs	125,368	86,276	360,894	292,206
Repairs & maintenance	67,860	37,202	163,383	110,668
Supplies	90,267	52,757	276,788	130,099
Telephone	36,114	33,229	113,593	99,793
Utilities and network lines	189,400	117,957	525,059	353,398
Other	295,771	189,064	731,562	517,491
	$884,737	$577,916	$2,408,473	$1,699,934

General & administrative expenses
Professional fees	$43,722	$29,323	$190,936	$194,193
Management and consulting fees	137,687	142,750	409,129	359,867
Other	64,606	86,006	224,569	218,848
	$246,015	$258,079	$824,634	$772,908

9.	Acquisitions –

In February 2012, the Company acquired three Cricket corporate-owned stores. Two of the stores are located in McAllen, Texas and one in Laredo, Texas.

In May 2012, the Company acquired two Cricket dealer-owned stores in separate transactions. One was located in Omaha, Nebraska and the other in Spokane, Washington.

Fair Value

Inventory	$1,600
Property and equipment	72,500
Intangible assets	98,000
Goodwill	278,700
Other non-current assets	4,400
$455,200

The results of the operations for the acquired locations have been included in the condensed consolidated financial statements since the date of the acquisitions. The following table presents the unaudited pro forma results of continuing operations for the three and nine months ended September 30, 2012 and 2011, as if the acquisitions had been consummated at the beginning of each period presented. The pro forma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the year presented or the results which may occur in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Pro forma revenue	$6,312,000	$5,049,000	$20,081,000	$15,038,000
Pro forma net income	$340,000	$389,000	$1,534,000	$1,204,000
Pro forma net income (loss) per common share – basic and diluted	$(0.03)	$(0.02)	$(0.01)	$(0.05)

In April 2012 the Company executed an Asset Purchase Agreement to acquire one Cricket retail storefront for a purchase price of $160,000. The Company acquired the store on October 14, 2012. As a condition of the agreement, the Company opened one relocated Cricket retail storefront (opened September 2012) and will open two additional Cricket retail storefronts before November 30, 2012.

10.	Consulting Agreement –

On March 7, 2012, a consulting agreement with Mr. Richard Miller, the Chairman of the Board, was approved by the Company’s Board of Directors. The agreement provides for consulting fees in the amount of $100,000 and contains the same terms and conditions as the earlier agreement that expired March 31, 2012.

11.	Management and Advisory Agreement –

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

12.	Rights Offering –

On June 18, 2012, the Company filed a registration statement with the SEC on Form S-1 relating to the proposed distribution of subscription rights (for no consideration) to the existing shareholders of the Company and the related public offer and sale of common stock to such shareholders.

Gross proceeds from the sale of shares of common stock, assuming the exercise of all subscription rights to be distributed up to the maximum amount contemplated in the registration statement, would be $4.5 million.

The Company filed amendments to the registration statement on July 27, August 28, September 18, and October 9, 2012. The SEC declared the registration statement, as amended, effective on October 15. The Company distributed the subscription rights on such date and commenced its registered rights offering of common stock. This offering is expected to terminate on November 14, 2012.

13.	Common Stock Repurchases –

In February and March 2012, the Company repurchased an aggregate of 2,048,227 shares of its common stock from four shareholders at $0.15 per share for a total repurchase cost of $307,234.

14.	Subsequent Events –

Registration Statement

On October 9, 2012, the Company filed an amendment to its registration statement on Form S-1. This amended the earlier filing made on September 20, 2012. The SEC declared the registration statement effective on October 15, 2012.

Related Party Transaction.

In October 2012 the Company entered into a lease for property owned by an officer of the Company and another related party. The lease is for a term of 5 years and has monthly base rental payments of $5,000 per month. The lease is at terms substantially similar to other leases for property near that location. The lease transaction was approved by the Board of Directors and the related party abstained from voting. This property will be used for a new Cricket retail storefront and for a relocated payday storefront. This lease replaces one of the existing related party leases that relates to the relocated payday storefront.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements made in this report are “forward-looking statements,” as that term is defined under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon our current expectations and projections about future events. Whenever used in this report, the words “believe,” “anticipate,” “intend,” “estimate,” “expect” and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this report are primarily located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2), but may be found in other parts of this report as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We will not necessarily update forward-looking statements even though our situation may change in the future.

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

General Overview

We provide (through Wyoming Financial Lenders, Inc.) retail financial services to individuals primarily in the Midwestern and Southwestern United States. These services include non-recourse cash advance loans, small unsecured installment loans, pawn loans, check cashing and other money services. As of September 30, 2012, we operated 51 “payday” stores and one payday/pawn store in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming).

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

In August 2012, we expanded our Grand Island, Nebraska, payday location to include a pawn store. From time to time we may expand other payday locations to include pawn operations, acquire existing pawn store locations or introduce pawn services in new locations.

We also operate (through PQH Wireless, Inc.) wireless retail stores as an authorized dealer of Cricket Wireless and Revol Wireless products and services. We opened our first wireless location for Revol products and services on October 1, 2012. Authorized dealers are permitted to sell the carrier’s line and generally locate their store operations in areas with a strong potential customer base where the carrier does not maintain a corporate storefront. These locations are generally within the urban core or surrounding areas of a community. We are an authorized premier Cricket dealer, and as such, we are only permitted to sell the Cricket line of prepaid cellular phones at our Cricket retail stores. As of September 30, 2012, we operated 50 Cricket wireless retail stores in 14 states (Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon, Texas and Washington).  We are in the process of opening four Revol stores in Ohio. The 24 Cricket storefront additions from September 2011 through September 2012 accounted for approximately 55% of our 2012 year-to-date wireless division revenue and gross profit.

Our expenses primarily relate to the operations of our various stores.  The most significant expenses include salaries and benefits for our store employees, phones and accessories, provisions for payday loan losses and occupancy expenses for our leased real estate.  Our other significant expenses are general and administrative, which includes compensation of employees, professional fees for compliance, external reporting, audit and legal services, and management/consulting fees.

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

To further diversify our geographic reach, our strategic expansion plans involve the expansion and diversification of our product and service offerings.  For this reason, we have focused, and expect to continue to focus, a significant amount of time and resources on the conversion of select payday locations to joint pawn/payday locations and development of our Cricket Wireless retail stores.  In an effort to expand our product and service offerings within the Payday division we intend to introduce pawn stores into a limited number of existing payday locations. We believe that successful expansion, both geographically and product- and service-wise, will help to mitigate the regulatory and economic risk inherent in our business by making us less reliant on (i) cash advance lending alone and (ii) any particular aspect of our business that is concentrated geographically.

A summary table of the number of stores operated during the periods ended September 30, 2012 and 2011 follows:

	3 Months Ended September 30, 2012			3 Months Ended September 30, 2011
	Payday	Payday/Pawn	Wireless	Payday	Payday/Pawn	Wireless
Beginning	52	-	50	51	-	29
Acquired / Launched	-	-	1	-	-	3
Converted	(1)	1	-	-	-	-
Closed	-	-	(1)	-	-	(1)
Ending	51	1	50	51	-	31

	9 Months Ended September 30, 2012			9 Months Ended September 30, 2011
	Payday	Payday/Pawn	Wireless	Payday	Payday/Pawn	Wireless
Beginning	52	-	45	51	-	31
Acquired / Launched	-	-	6	-	-	3
Converted	(1)	1	-	-	-	-
Closed	-	-	(1)	-	-	(3)
Ending	51	1	50	51	-	31

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

A rollforward of the Company’s loans receivable allowance for the nine months ended September 30, 2012 and 2011 is as follows:

	Nine Months Ended September 30,
	2012	2011

Loans receivable allowance, beginning of period	$1,001,000	$1,165,000
Provision for loan losses charged to expense	1,178,588	956,898
Charge-offs, net	(1,095,588)	(1,135,898)
Loans receivable allowance, end of period	$1,084,000	$986,000

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

Results of Operations – Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

For the three-month period ended September 30, 2012, net income was $.34 million compared to net income of $.36 million for the three months ended September 30, 2011. During the three months ended September 30, 2012, income from operations before income taxes was $.55 million compared to $.60 million for the three months ended September 30, 2011. Current versus prior year, we operated one additional payday store and 19 additional Cricket storefronts. The major components of revenues, store expenses, general and administrative expenses, and income tax expense are discussed below.

Revenues

The following table summarizes our revenues for the three months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,		% Change Year	Three Months Ended September 30,
	2012	2011	Over Year	2012	2011
				(percentage of revenues)

Payday loan fees	$2,601,109	$2,514,814	3.4%	41.2%	53.4%
Phones and accessories	1,763,282	829,639	112.5%	27.9%	17.6%
Cricket service fees	1,380,660	902,296	53.0%	21.9%	19.2%
Installment interest income	315,943	233,003	35.6%	5.0%	5.0%
Check cashing fees	145,487	149,596	(2.7)%	2.3%	3.2%
Other income and fees	105,040	76,518	37.3%	1.7%	1.6%
Total	$6,311,521	$4,705,866	34.1%	100.0%	100.0%

Revenues totaled $6.31 million for the three months ended September 30, 2012, compared to $4.71 million for the three months ended September 30, 2011. The increase in total revenues resulted primarily from higher Cricket division revenue which can be attributed to our recent acquisitions. During the three-month periods ended September 30, 2012 and 2011, we originated approximately $18.00 million and $17.9 million in cash advance loans, respectively. Our average cash advance loan (including fees) totaled approximately $384 and $381 during the three-month periods ended September 30, 2012 and 2011, respectively. Our average fee for the three-month periods ended September 30, 2012 and 2011 was $55.

Store Expenses

The following table summarizes our store expenses for the three months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,		% Change Year	Three Months Ended September 30,
	2012	2011	Over Year	2012	2011
				(percentage of revenues)
Store Expenses:
Salaries and benefits	$1,614,820	$1,085,630	48.7%	25.5%	23.0%
Phone and accessories cost of sales	1,194,653	534,720	123.4%	18.9%	11.4%
Occupancy	566,214	391,021	44.8%	9.0%	8.3%
Provisions for loan losses	546,080	502,809	8.6%	8.7%	10.7%
Advertising	82,272	82,146	0.2%	1.3%	1.7%
Depreciation	72,779	63,568	14.5%	1.2%	1.4%
Amortization of intangible assets	56,385	116,369	(51.5)%	0.9%	2.5%
Other	884,737	577,916	53.1%	14.0%	12.3%
	$5,017,940	$3,354,179	49.6%	79.5%	71.3%

As the table above demonstrates, total expenses associated with store operations for the three months ended September 30, 2012 were $5.02 million, compared to $3.35 million for the three months ended September 30, 2011, or a 49.6% increase for the interim periods. The major components of these expenses are salaries and benefits for our store employees, provision for loan losses, costs of sales for phones and accessories, occupancy costs relating to our store leaseholds, advertising expenses, depreciation of store equipment and leasehold improvements, amortization of intangible assets and other expenses associated with store operations.

Overall, our most significant store expenses for the three months ended September 30, 2012 and 2011 related to phone and accessory costs, salaries and benefits for our store employees, occupancy costs and provision for loan losses. A discussion and analysis of the various components of our store expenses appears below.

Salaries and Benefits. Payroll and related costs at the store level were $1.61 million compared to $1.09 million for the three-month periods ended September 30, 2012 and 2011, respectively. The increase is attributed to the wireless division expansion.

Phone and Accessories Cost of Sales. For the three months ended September 30, 2012, our costs of sales were $1.20 million compared to $.53 million for the same period in 2011. The increase in our Cricket Wireless segment phone and accessory costs resulted from operating additional storefronts in 2012 and from a change in the structure of dealer compensation from Cricket, which change decreased our margins while increasing fees to dealers.

Occupancy Costs. Occupancy expenses, consisting mainly of store leases, were $.57 million for the three months ended September 30, 2012 versus $.39 million for the three months ended September 30, 2011. The increase is attributed to the wireless division expansion.

Provisions for Loan Losses. For the three months ended September 30, 2012, our provisions for loan losses were $.55 million compared to $.50 million for the three months ended September 30, 2011. Our provisions for loan losses represented approximately 18.8% and 18.2% of our loan revenue for the three months ended September 30, 2012 and 2011, respectively. The increase can be attributed to our introduction of an installment loan product which has higher loss rates than payday loans. Due to the inability to foretell the scope and duration of the current economic recovery, there exists uncertainty in how significant our total 2012 loan losses may or may not be and how they may differ from 2011.

Advertising. Advertising and marketing expenses remained consistent at $.08 million for the three months ended September 30, 2012 and 2011. In general, we expect that our marketing and advertising expenses for 2012 to remain consistent.

Depreciation. Depreciation, relating to store equipment and leasehold improvements, increased to $.07 million for the three months ended September 30, 2012 compared to $.06 million for the three months ended September 30, 2011.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $.06 million for the three months ended September 30, 2012 from $.12 million for the three month ended September 30, 2011.

Other Store Expenses. Other expenses increased to $.88 million for the three months ended September 30, 2012 from $.58 million for the three months ended September 30, 2011.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,		% Change Year	Three Months Ended September 30,
	2012	2011	Over Year	2012	2011
				(percentage of revenues)
General & Administrative Expenses:
Salaries and benefits	$439,792	$432,954	1.6%	7.0%	9.2%
Depreciation	5,616	6,582	(14.7)%	0.1%	0.1%
Interest expense	51,114	58,868	(13.2)%	0.8%	1.3%
Other expense	246,015	258,079	(4.7)%	3.9%	5.5%
	$742,537	$756,483	(1.8)%	11.8%	16.1%

Total general and administrative costs for the three months ended September 30, 2012 were $.74 million compared to $.76 million for the period ended September 30, 2011. For the three months ended September 30, 2012, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses. A discussion and analysis of the various components of our general and administrative costs appears below:

Salaries and Benefits. Salaries and benefits expenses for the three months ended September 30, 2012 were $.44 million, a $.01 million increase from the $.43 million in such expenses during period ended September 30, 2011.

Interest. Interest expense for the three months ended September 30, 2012 was $.05 million compared to $.06 million for the three months ended September 30, 2011.

Other General and Administrative Expenses. Other general and administrative expenses, such as professional fees, management and consulting fees, utilities, office supplies, and other minor costs associated with corporate headquarters activities, decreased $.01 million to $.25 million for the three months ended September 30, 2012 compared to $.26 million from the three months ended September 30, 2011.

Income Tax Expense

Income tax expense for the three months ended September 30, 2012 was $.21 million compared to income tax expense of $.23 million for the three months ended September 30, 2011, an effective rate of 38% and 39%, respectively.

Results of Operations – Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

For the nine-month period ended September 30, 2012, net income was $1.48 million compared to net income of $1.04 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, income from operations before income taxes was $2.41 million compared to $1.70 million for the nine months ended September 30, 2011. Through September 30, 2012, during some point throughout the year we operated 52 payday and 51 wireless retail storefronts compared to 51 and 34 storefronts for the same period in 2011. The major components of revenues, store expenses, general and administrative expenses, and income tax expense are discussed below.

Revenues

The following table summarizes our revenues for the nine months ended September 30, 2012 and 2011, respectively:

	Nine Months Ended September 30,		% Change Year	Nine Months Ended September 30,
	2012	2011	Over Year	2012	2011
				(percentage of revenues)

Payday loan fees	$7,260,767	$7,136,583	1.7%	36.8%	51.8%
Phones and accessories	6,133,307	3,225,502	90.2%	31.0%	23.4%
Cricket service fees	4,859,027	2,367,769	105.2%	24.6%	17.2%
Installment interest income	760,608	313,765	142.4%	3.8%	2.2%
Check cashing fees	487,894	536,741	(9.1)%	2.5%	3.9%
Other income and fees	254,657	204,219	24.7%	1.3%	1.5%
Total	$19,756,260	$13,784,579	43.3%	100.0%	100.0%

Revenues totaled $19.76 million for the nine months ended September 30, 2012, compared to $13.78 million for the nine months ended September 30, 2011. The increase in total revenues resulted primarily from higher Cricket division revenue which can be attributed to our recent acquisitions. During the nine-month periods ended September 30, 2012 and 2011, we originated approximately $50.37 million and $49.31 million in cash advance loans, respectively. Our average loan (including fees) totaled approximately $383 and $379 during the nine-month periods ended September 30, 2012 and 2011, respectively. Our average fee for each of the nine-month periods ended September 30, 2012 and 2011 was $55.

Store Expenses

The following table summarizes our store expenses for the nine months ended September 30, 2012 and 2011, respectively:

	Nine Months Ended September 30,		% Change Year	Nine Months Ended September 30,
	2012	2011	Over Year	2012	2011
				(percentage of revenues)
Store Expenses:
Salaries and benefits	$4,908,008	$3,231,238	51.9%	24.8%	23.4%
Phone and accessories cost of sales	4,125,666	1,925,961	114.2%	20.9%	14.0%
Occupancy	1,677,965	1,205,018	39.2%	8.5%	8.7%
Provisions for loan losses	1,178,588	956,898	23.2%	6.0%	6.9%
Advertising	239,652	247,033	(3.0)%	1.2%	1.8%
Depreciation	212,704	190,592	11.6%	1.1%	1.4%
Amortization of intangible assets	172,632	345,017	(50.0)%	0.9%	2.5%
Other	2,408,473	1,699,934	41.7%	12.2%	12.3%
	$14,923,688	$9,801,691	52.3%	75.5%	71.1%

As the table above demonstrates, total expenses associated with store operations for the nine months ended September 30, 2012 were $14.9 million, compared to $9.80 million for the nine months ended September 30, 2011, or a 52.3% increase for the interim periods. The major components of these expenses are salaries and benefits for our store employees, provision for loan losses, costs of sales for phones and accessories, occupancy costs relating to our store leaseholds, advertising expenses, depreciation of store equipment and leasehold improvements, amortization of intangible assets and other expenses associated with store operations.

Overall, our most significant store expenses for the nine months ended September 30, 2012 and 2011 related to phone and accessory costs, salaries and benefits for our store employees, occupancy costs and provision for loan losses. A discussion and analysis of the various components of our store expenses appears below.

Salaries and Benefits. Payroll and related costs at the store level were $4.91 million compared to $3.23 million for the nine-month periods ended September 30, 2012 and 2011, respectively. The increase is attributed to the wireless division expansion.

Phone and Accessories Cost of Sales. For the nine months ended September 30, 2012, our costs of sales were $4.13 million compared to $1.93 million for the same period in 2011. The increase in our Cricket Wireless segment phone and accessory costs resulted from operating additional storefronts in 2012 and from a change in the structure of dealer compensation from Cricket, which change decreased our margins while increasing fees to dealers.

Occupancy Costs. Occupancy expenses, consisting mainly of store leases, were $1.68 million for the nine months ended September 30, 2012 versus $1.21 million for the nine months ended September 30, 2011.

Provisions for Loan Losses. For the nine months ended September 30, 2012, our provisions for loan losses were $1.18 million compared to $.96 million for the nine months ended September 30, 2011. Our provisions for loan losses represented approximately 14.7% and 12.9% of our loan revenue for the nine months ended September 30, 2012 and 2011, respectively. The increase can be attributed to our introduction of an installment loan product which has higher default rates than payday loans. Due to the inability to foretell the scope and duration of the current economic recovery, there exists uncertainty in how significant our total 2012 loan losses may or may not be and how they may differ from 2011.

Advertising. Advertising and marketing expenses remained consistent at $.24 million and .25 million for the nine months ended September 30, 2012 and 2011, respectively. In general, we expect that our marketing and advertising expenses for 2012 will remain consistent.

Depreciation. Depreciation, relating to store equipment and leasehold improvements, increased to $.21 million for the nine months ended September 30, 2012 compared to $.19 million for the nine months ended September 30, 2011.

Amortization of Intangible Assets. Amortization of intangible assets decreased from $.35 million for the nine months ended September 30, 2011 to $.17 million for the nine month ended September 30, 2012.

Other Store Expenses. Other expenses increased to $2.41 million for the nine months ended September 30, 2012 from $1.70 million for the nine months ended September 30, 2011.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2012 and 2011, respectively:

	Nine Months Ended September 30,		% Change Year	Nine Months Ended September 30,
	2012	2011	Over Year	2012	2011
				(percentage of revenues)
General & Administrative Expenses:
Salaries and benefits	$1,396,878	$1,284,769	8.7%	7.1%	9.3%
Depreciation	16,722	16,290	2.7%	0.1%	0.1%
Interest expense	180,501	215,633	(16.3)%	0.9%	1.6%
Other expense	824,634	772,908	6.7%	4.2%	5.6%
	$2,418,735	$2,289,600	5.6%	12.3%	16.6%

Total general and administrative costs for the nine months ended September 30, 2012 were $2.42 million compared to $2.29 million for the period ended September 30, 2011. For the nine months ended September 30, 2012, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses. A discussion and analysis of the various components of our general and administrative costs appears below:

Salaries and Benefits. Salaries and benefits expenses for the nine months ended September 30, 2012 were $1.40 million, a $.12 million increase from the $1.28 million in such expenses during period ended September 30, 2011

Interest. Interest expense for the nine months ended September 30, 2012 was $.18 million compared to $.22 million for the nine months ended September 30, 2011.

Other General and Administrative Expenses. Other general and administrative expenses, such as professional fees, management and consulting fees, utilities, office supplies, and other minor costs associated with corporate headquarters activities, increased $.05 million to $.82 million for the nine months ended September 30, 2012 compared to $.77 million from the nine months ended September 30, 2011.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2012 was $.93 million compared to income tax expense of $.65 million for the nine months ended September 30, 2011, an effective rate of 39% and 38%, respectively.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine Months Ended June 30,
	2012	2011

Cash flows provided (used) by:
Operating activities	$1,755,930	$1,600,214
Investing activities	(646,330)	(578,414)
Financing activities	(1,276,016)	(1,438,648)
Net decrease in cash	(166,416)	(416,848)
Cash, beginning of period	1,909,442	2,092,386
Cash, end of period	$1,743,026	$1,675,538

At September 30, 2012, we had cash of $1.74 million compared to cash of $1.67 million on September 30, 2011. We believe that our available cash, combined with expected cash flows from operations will be sufficient to fund our liquidity and capital expenditure requirements through September 30, 2013. Our expected short-term uses of available cash include the funding of operating activities (including anticipated increases in payday loans), the financing of expansion activities, including new store openings or store acquisitions and the repayment of long-term debt.

Because of the constant threat of regulatory changes to the payday lending industry, we believe it will be difficult for us to obtain debt financing from traditional financial institutions. Financing we may obtain from alternate sources is likely to involve higher interest rates.

On October 18, 2011, we entered into a borrowing arrangement with River City Equity, Inc. and delivered a related long-term promissory note in favor of River City Equity. The borrowing arrangement allows us to borrow up to $2,000,000 at an interest rate of 12% per annum, with interest payable on a monthly basis. The note matures on September 30, 2013, on which date all unpaid principal and accrued but unpaid interest thereon is due and payable. The note includes a prepayment penalty and, under certain circumstances, permits River City Equity to obtain a security interest in all of the Company’s assets. As of September 30, 2012, $1,550,000 had been advanced under this arrangement.

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

On October 15, 2012, we commenced a registered public rights offering of our common stock. Gross proceeds from the sale of shares of common stock, assuming the purchase and sale of the maximum number of shares offered, would be $4.5 million.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2012.

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

As of September 30, 2012, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 3. Defaults upon Senior Securities

As of September 30, 2012, the Company had outstanding accrued but unpaid cumulated dividends on its Series A Convertible Preferred Stock aggregating to $5,125,000. Our Series A Convertible Preferred Stock ranks senior to our common stock.

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

Dated: November 15, 2012	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Stephen Irlbeck
Stephen Irlbeck
Chief Financial Officer

