Form 10-K
period 2012-12-31
WESTERN CAPITAL RESOURCES, INC.
filed 2013-03-29
CIK 1363958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________________ to ___________________

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of June 30, 2012 was approximately $1,241,800 based on the closing sales price of $0.37 per share as reported on the OTCBB. As of March 28, 2013, there were 60,220,165 shares of our common stock, no par value per share, outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

Western Capital Resources, Inc.
Form 10-K

Table of Contents

PART I

ITEM 1    BUSINESS

OVERVIEW

Western Capital Resources, Inc. (WCR) through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL) and PQH Wireless, Inc. (PQH), collectively referred to as the Company, provides consumer financial services and retail cellular phone sales and services to individuals primarily in the Midwestern United States.

Consumer finance operations are conducted under our wholly owned subsidiary Wyoming Financial Lenders, Inc. The Federal Trade Commission describes some of the loans we offer as “small, short term high rate loans.” Our loans generally are offered and made in exchange for fees that, if treated as interest, are at a rate extraordinarily higher than prime and are made to individuals who do not typically qualify for prime rate loans. As a consequence, our loans may be considered a type of subprime loan. Our Consumer Finance division provides non-recourse cash advance loans, small unsecured installment loans, collateralized non-recourse pawn, and title loans, check cashing and other money services. At December 31, 2012, we operated 51 payday lending and one payday/pawn store in nine states, including Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming. Our provision of payday and installment loans is typically heavily regulated by the various states in which we operate, and our payday lending and installment loan business is extremely susceptible to the adverse effects of any changes in federal or state laws and regulations that may further restrict or flatly prohibit such lending.

Through our Consumer Finance division, we also provide ancillary consumer financial products and services that are complementary to our payday and installment lending business, such as check-cashing services, money transfers and money orders. Our check-cashing services involve the cashing of checks for a fee; money-transfer services involve the transfer of money by wire for a fee; and our money-orders services involve the issuing of money orders for a fee. We believe these services are complementary since customers typically come to our stores for financial reasons and to procure financial services (i.e., obtain a loan). Once the loan has been obtained, a customer may, for instance, decide to wire a payment of money or obtain a money order to satisfy a debt or other obligation. Our loans and other services are subject to state regulations (which vary from state to state), and federal and local regulations, where applicable.

Our Cellular Retail division operates retail stores selling cellular phones and accessories. We are an authorized Cricket and Revol dealer selling cellular phones and accessories, providing ancillary services and accepting service payments from customers. Our cellular phone offerings include prepaid cellular phone service that functions for a period of time for a flat fee, without usage limitations and without any long-term contract or commitment required from the consumer. At December 31, 2012 we owned and operated 57 cellular retail stores in 14 states, including Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon, Texas, and Washington. While there are state regulations that affect cellular phone products and services, our cellular retail business is not highly susceptible to the adverse effects of changes in federal or state laws and regulations.

For the fiscal year ended December 31, 2012, each of our major lines of business (i.e., payday and installment lending, sale of cellular phone and accessory products, and cellular sales and service fees) generated associated revenues. In 2012, we generated approximately:

•	$11.06 million in payday, installment and title lending revenues representing approximately 42% of our total revenues,
•	$8.23 million in phone and accessory sales representing approximately 31% of our total revenues, and
•	$6.24 million in cellular retail-related sales and service fees representing approximately 24% of our total revenues.

The table below summarizes our financial results and condition as of December 31, 2012 and 2011 (audited):

	December 31, 2012	December 31, 2011
Revenues	$26,514,074	$19,487,920
Net loss to common shareholders	$(723,642)	$(664,769)
Current assets	$9,385,878	$8,418,534
Current liabilities	$4,028,308	$7,883,414
Total assets	$23,373,548	$22,021,776
Total liabilities	$7,649,308	$9,623,479
Shareholder equity	$15,724,240	$12,398,297

The above figures include an assumed preferred stock dividend relating to our Series A Convertible Preferred Stock in the amount of $2.5 million and $2.1 million in 2012 and 2011, respectively.

CONSUMER FINANCE DIVISION

General Description

The majority of short-term consumer loans we provide are commonly referred to as “payday loans” or “cash advance” loans. Such loans are referred to as “payday loans” because they are typically made to borrowers who have no available cash and promise to repay the loan out of their next paycheck. In some cases, these same types of loans are referred to as “deferred deposit advances” because the borrowers, instead of funding repayment of the loan out of a paycheck, promise to repay the loan with their next regular fixed-income payment, such as a social security check. We also provide short-term installment and title loans.

We provide short-term consumer loans - known as “payday” or “cash advance” loans - in amounts that typically range from $100 to $500 with the average loan amount being approximately $332. Approximately 75% of our payday loan transactions are made for a period of up to four weeks and approximately 25% of our payday loan transactions involve loans whose initial maturity extends beyond four weeks. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s post-dated personal check for the aggregate amount of the cash advance, plus a fee. The fee varies from state to state based on applicable regulations, and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed. To repay the cash advance loan, a customer may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection.

We offer short-term installment loans in Colorado and Wisconsin. Approximately 10% and 5.3% of loan revenue was derived from installment lending in 2012 and 2011, respectively. We provide customers with cash in exchange for a promissory note with a maturity of generally six months. The fee and interest rate on installment loans vary based on applicable regulations. Like cash advance or payday loans, installment loans are unsecured.

All of our payday loans, installment loans and other services are subject to state regulations (which vary from state to state), federal regulations and local regulation, where applicable.

The Loan Process

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

We require that a payday loan customer have and maintain a personal checking account for a number of reasons. First, we need to ascertain that the personal post-dated check we receive from that customer is written against a valid and existing checking account. Second, we review recent bank statements from the checking account for proof that the customer’s statements to us, and the representations made to us in the related loan agreement, relating to their employment and level of income, are accurate. Third, we also review the recent bank statements for evidence of any returned checks. If an applicant had multiple returned checks on their recent bank statements, we are unlikely to extend a loan to that person.

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

As part of each payday and installment loan transaction, we enter into a standardized written contract with the borrowing customer. The standardized contracts vary slightly based on differing state laws, but all of our standard contracts plainly state in simple terms the annual percentage rate (assuming the fees we charge are computed as interest) in compliance with Regulation Z, and the consequences of defaulting on the loan. We retain copies of our written contracts at the stores where the transactions are processed and also provide copies to our customers. Our standard documentation includes:

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

Upon completion of a loan application, the provision of proof of an existing bank account, current income, a valid driver’s license or other acceptable photo identification, and signed loan agreement and our acceptance of such agreement, the loan approval process is complete. At that point, the customer signs a promissory note and provides us with a personal post-dated check for the principal loan amount plus a specified fee. All documentation is reviewed and payday and installment loans are approved at the store level only, barring extraordinary circumstances. All checks are drawn upon the borrower’s bank. We do not accept third-party checks in connection with a payday lending transaction. We make very few “deferred deposit advance” loans, and we estimate that fewer than one percent of our total loans during 2012 were loans of this type. In part, this is because we require reasonable proof of current employment as a condition to obtaining a loan from us.

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

In general, our lending process and standards are extraordinarily different from those used by banks. To our knowledge, banks typically order and carefully review credit reports, engage in some level of analysis relating to the ability of a potential borrower to repay the loan, and will typically make independent verification of employment and earnings history through payroll deposits, phone calls, reviews of tax returns and other processes—all in an effort to minimize the risk of a loan default. As a result, we generally experience a higher default rate on our personal loans than banks do on their personal loans (see caption below, “Risks Associated with Our Loans—Default and Collection”). At December 31, 2012, we had an aggregate of all loan types of approximately:

•	$4.88 million in current outstanding loan principal, fees and interest due to us
•	$1.40 million of late loans (customers’ repayment checks presented as NSF within the last 180 days or installment loan balances not past the final installment due date with 1 or more payments delinquent)

The Fees We Charge

The fee we charge for a payday loan varies from state to state, based on applicable regulations, and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed. We do not charge interest in connection with our payday loans but do charge interest on our short-term installment loans made in Colorado and Wisconsin. If, however, we calculate the loan fees we charge as an annual percentage rate of interest, such rate would range from 177% for a 31-day loan transacted in Kansas (on the low end) to approximately 536% for a 14-day loan in Wyoming (on the high end), with the actual average loan amount and average actual loan fees we charge involving an imputed annual percentage rate of approximately 439% and 198% for a 14-day and 31-day loan, respectively. The term of a loan significantly affects the imputed APR of the fees we charge for our loans. For instance, when a $15 fee is charged for a two-week loan of $100, the resulting APR is 391%. When the same fee on $100 is charged for a four-week loan, the resulting APR is 195%. When our general range of payday loan fees is applied to our average 2012 loan amount of $332, the fee ranges from $49.74 to $72.96 and the APR ranges from 391% to 574% for a two-week loan and from 195% to 287% for a four-week loan. Currently, we do not charge the maximum fee permitted in all of the states where we operate. We do, however, charge a uniform fee for all transactions processed in any particular state that involve the same range of payday loan amounts and the same term.

The table below sets forth the uniform fees we charge and imputed APRs on non-interest payday loans in the states where we operated during 2012:

State	Fees	APR (%) on a 14- day $100 Loan	APR (%) on a 28-day $100 Loan	APR (%) on a 14- day $300 Loan	APR (%) on a 28- day $300 Loan
Iowa	$15 on first $85 advanced; 11.1% on additional amounts (up to $445)	435%	217%	338%	169%
Kansas	$15 per $100 advanced	391%	196%	391%	196%
Nebraska	$17.50 per $100 advanced	456%	228%	456%	228%
North Dakota	$20 per $100 advanced	521%	261%	521%	261%
South Dakota	$20 per $100 advanced	521%	261%	521%	261%
Utah	$20 per $100 advanced	521%	261%	521%	261%
Wyoming	30% per $100 advanced if loan is less than $150 or 20% per $100 advanced if loan is equal to or greater than $150 (subject to numerous maximums)	536%	268%	521%	261%

Of the nine states in which we presently operate, three states (South Dakota, Utah and Wisconsin) do not limit the payday loan fees we may charge or the term (i.e., the length) of the loans we may offer our customers. In addition, Utah does not limit the amount we may loan to customers in a payday lending transaction.

In Wisconsin and Colorado, we offer short-term installment loans from $100 to $500 payable in six equal monthly payments. Colorado loan terms include a 45% annual interest rate, an origination fee of 20% on loan amounts up to $300 and 7.5% on loan amounts thereafter and a monthly maintenance fee. Wisconsin installment loans are payable over four to six months at an annual percentage rate of approximately 480%.

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

The above-described payday fees are the only fees we assess and collect from our customers for payday loans. Nevertheless, we also charge a flat fee that ranges from $15 to $30 (depending on the state) for returned checks in the event that a post-dated check we attempt to cash as repayment for our loan is returned. In 2012, we had approximately 7,800 checks returned that were assessed a fee, compared to approximately 7,200 such checks during 2011. In 2012, we collected fees on returned checks on approximately 45% of the returned checks, for a total of approximately $64,000. In 2011, we collected on approximately 26% of these returned checks, for a total of approximately $46,000.

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

State	Minimum Loan	Maximum Loan	Maximum Fee	Maximum Term	Extension/ Rollover Permitted
Colorado - Installment	No minimum	$500	20% origination on first $300; 7.5% thereafter; 45% interest and a monthly maintenance fee	Minimum 6 months	Yes
Iowa	No minimum	$500	$5+10% of first $100 10% thereafter [1]	31 days	No
Kansas	No minimum	$500	$15 per $100	30 days	No
Nebraska	No minimum	$500	15% [1] per $100	31 days	No
North Dakota	No minimum	$600	20%	60 days	Yes (one)
South Dakota	No minimum	$500	No limit	No limit	Yes (four)
Utah	No minimum	No limit	No limit	84 days	Yes
Wisconsin - Installment	No minimum	$750	480%	7 months	Yes
Wyoming	No minimum	No limit	20%	30 days	No

1 Denotes that the applicable percentage is calculated on the loan amount plus any finance charges.

Multiple Loans to Single Customers

We occasionally make multiple loans to a single customer if permitted by applicable law and regulations. Based on our outstanding payday loans as of December 31, 2012, approximately 7.6% of our customers had more than one loan outstanding. In these cases, the average number of separate loans outstanding was 2.03 and the average aggregate principal amount loaned was approximately $425.

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

Historically, we collect approximately 58% of the amount of all returned checks, which results in approximately 2.60% of our total payday loans being uncollectible. In 2012, we made approximately 179,000 payday loan transactions.

Marketing Strategy

Our advertising and marketing efforts are designed to introduce customers to our services, build customer loyalty and generate repeat visits and transactions. Our principal means of advertising our consumer financing services consists of Yellow Page directories used in our active markets as well as building signage visible from local arterial roadways on which we are located. For our cellular retail business, we rely primarily on dealer advertising and promotional items as well as building signage visible from local arterial roadways on which we are located. Our cellular retail locations are also listed on the dealer websites and are searchable by address, city or zip code.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was passed by the U.S. Congress and signed into law. Under the Act, a new Consumer Financial Protection Bureau consolidated most federal regulation of financial services offered to consumers, and replaced the Office of Thrift Supervision’s seat on the FDIC Board. Almost all credit providers, including mortgage lenders, providers of payday loans, other nonbank financial companies, and banks and credit unions with assets over $10 billion, are subject to new regulations to be passed by the Bureau. While the Bureau does not appear to have authority to make rules limiting interest rates or fees charged, the scope and extent of the Bureau’s authority will nonetheless be broad, and it is expected that the Bureau will address issues such as rollovers or extensions of payday loans and compliance with federal rules and regulations. Future restrictions on the payday lending industry could have serious consequences for the Company.

During the 2010 legislative session, the Colorado Deferred Deposit Loan Act, the existing payday lending law, was amended. Because of the change, we phased out our payday loan product and began offering our installment loan product. We also began offering our installment loan product at our four stores in Wisconsin in 2011.

Effective January 1, 2011, consumers in Wisconsin were only allowed to renew a payday loan once, and then lenders are required to offer a 60-day interest-free, payment plan to consumers. In response to these changes, beginning in May 2011, the Company began offering unsecured installment loans in Wisconsin in lieu of payday loans. By the fourth fiscal quarter of 2011, the Company had phased out payday loans in Wisconsin altogether.

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

Effect of General Economic Conditions on our Payday Lending Business

We believe that consumer demand for our payday lending services is increasing as a result of the continued sluggishness of the economy and sustained levels of high unemployment even though high unemployment levels generally reduce the pool of payday loan consumers that can meet all of our loan qualifications, particularly the employment requirement. In addition, it seems likely that the continued economic situation and higher unemployment rates could result in greater loan losses than we experienced in 2012 with unemployment rates expected to remain high and increase for the foreseeable future. Our business experienced fluctuating changes in our provision for loan losses in recent years. For instance, our provision for loan losses totaled $1.74 million for 2012, an increase of $.34 million from our provision of $1.40 million for 2011. Our provision for loan losses as a percentage of loan fee revenue was 17.6% for 2012 and 14.5% during 2011. The less favorable loss ratio in 2012 reflected in part a more challenging collections environment as a result of an increase in bankruptcy filings, higher energy prices and increased competition in the lending industry. We believe that our new installment loan offering has also contributed to the increased loan loss percentage for 2012. In summary, we are uncertain how the current economic conditions will affect demand for our services or our loan losses for 2013.

Credit and financing available to us and our industry has been negatively impacted by the recent economic situation, recent federal and state legislation, and the overall negative perception associated with payday lending. As a result of future growth in our payday lending business beyond reinvestment of our current profits may be limited due to the tighter credit markets. Furthermore, we anticipate that uncertainty about increased regulation of payday lending will make it more difficult for us to borrow money to fund the expansion of our operations through acquisitions.

Introduction of Pawn Services

In August 2012 we opened our first pawn store by converting an existing payday location into a joint payday/pawn store. At this store, we provide collateralized non-recourse loans, commonly known as “pawn loans,” with a maturity of four months. Allowable service charges will vary by state and loan size. Our pawn loans earn 15% per month and our average pawn loan amount typically ranges between $35 and $100 and has been as high as $1,150. The loan amount varies depending on the valuation of each item pawned. We generally lend from 30% to 55% of the collateral’s estimated resale value depending on an evaluation of several factors. Customers then have the option to redeem the pawned merchandise during the term or at expiration of the pawn loan or forfeiting the merchandise to us on expiration. At our pawn stores we sell merchandise that was acquired through either customer forfeiture of pawn collateral, second-hand merchandise purchased from customers or consigned to us.

CELLULAR RETAIL DIVISION

General Description

We also operate cellular retail stores as an authorized Cricket and Revol dealer selling cellular phones and accessories, providing ancillary services and accepting service payments from customers. We opened our first wireless location for Revol products and services on October 1, 2012. Authorized dealers are permitted to sell the carrier’s line and generally locate their store operations in areas with a strong potential customer base where the carrier does not maintain a corporate storefront. These locations are generally within the urban core or surrounding areas of a community. We are an authorized premier Cricket dealer, and as such, we are only permitted to sell the Cricket line of prepaid cellular phones at our Cricket retail stores.

As of December 31, 2012, we operated 52 Cricket cellular retail stores in 14 states (Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon, Texas and Washington) and five Revol stores in Ohio.

We profit in this business through retail sales of Cricket and Revol cellular phones, sales of phone accessories (e.g., face plates and phone chargers), fees charged when a customer changes services (service reactivations, adding lines, plan changes, etc), or whenever a customer pays his or her prepaid cellular invoice at one of our store locations. We bear no risk of non-payment because of the prepaid nature of the service and because the cellular communications companies provide the cell phone services.

Market Information and Marketing

At December 31, 2012, Cricket cellular phone service was offered in 48 states and had approximately 5.3 million customers. Leap Wireless Communications, Inc. is a Delaware public reporting corporation and the owner of Cricket Wireless. Cricket Wireless service offers customers a simple, predictable and affordable nationwide unlimited wireless voice, data, text, Muve Music TM and broadband data services for a flat monthly rate. In addition, our retail stores in select markets offer Cricket PAYGo™ services, which is an unlimited prepaid wireless service. Cricket PAYGo is a daily pay-as-you-go wireless and text messaging service designed for customers who prefer the flexibility and control offered by traditional prepaid services but who are seeking greater value for their dollar.

Prepaid cellular products and services are primarily targeted to market segments that are underserved by traditional communications companies. In contrast, the majority of cellular customers in the U.S. subscribe to post-pay services that may require credit approval and a contractual commitment from the subscriber for a period of at least one year and may include overage charges for call volumes in excess of a specified maximum. We believe that a significant portion of the remaining growth potential in the U.S. cellular market consists of customers who are price-sensitive, who have lower credit scores or who prefer not to enter into fixed-term contracts. We believe that our authorized cellular retail product and service offerings appeal strongly to these target-market segments.

We expect that consumers may wish to prepay their cellular service or purchase prepaid cellular phones:

•	to avoid costly phone purchase and long-term and expensive service contracts with other cellular carriers
•	because poor credit histories may prevent them from successfully obtaining a service contract with another cellular carrier, or
•	due to a short-term need and circumstances in which they expect to engage in heavy usage of phones, and so they wish to pay a flat fee for a period of time instead of risking additional per-minute charges on their phone usage.

Nevertheless, we do not formally query our customers who purchase our phone products or services as to their motivations in purchasing those products or services, and we do not have customer data indicating the extent to which our phone customers cannot obtain a service contract from a long-term contract carrier of phone service or some other phone service provider.

Market Strategy

We believe that our business model is scalable and can be expanded successfully into current adjacent and new markets as we continue to perfect our operational protocols and our administrative office functions relating to our cellular retail business. We opened our first wireless location for Revol products and services on October 1, 2012. We are looking to acquire additional Cricket dealerships in the midwest and launch additional stores in new markets that are currently underserved by competing service providers.

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

The service payment options for Cricket and Revol customers include:

•	automatic charge against a debit or credit card on bill cycle due date
•	check payment by mail
•	payment at any corporate Cricket store, dealer location or alternative payment locations (e.g., a local grocery store), and
•	payment by telephone using a credit or debit card.

Customers also have an option on the purchase of their cellular phone, including the latest in Apple, Android-based and Blackberry OS-based smartphones. The customer can either purchase a new or refurbished phone from us or purchase a used phone from a previous customer. All phones must be paid for in full because there is no contract for the monthly prepaid service. New phone prices range from $39.99 to high-end cellular phones, such as the iPhone ®, at $499.99 before promotional rebate offers.

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

Regulation of Consumer Financing Activities

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

Payday and Installment Lending

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

Pawn

Our competitors for merchandise sales include numerous retail and wholesale stores, including jewelry stores, discount retail stores, consumer electronics stores, other pawn stores, other resale stores, electronic commerce retailers and auction sites. The pawn industry in the United States is large and highly fragmented. The industry consists of approximately 13,000 pawn stores owned primarily by independent operators who own one to three locations, and we consider the industry relatively mature. The three largest pawn store operators account for approximately ten percent of the total estimated pawn stores in the United States.

Cellular Retail

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

Competition for the “prepaid” or no-contract customers continues to grow. In addition to Cricket, other prepaid carriers include MetroPCS, Virgin Mobile and Boost Mobile. There is also competition with other prepaid phone service providers such as Straight Talk by Wal-Mart or Wal-Mart’s Family Mobile TM powered by T-Mobile, an increase of national retailers offering products and services that we provide, such as Cricket phones sold at Best Buy or Dollar General, and an increase in MVNO offerings. It is possible that Cricket Communications may itself, at some point in the future, determine to become more involved in the direct operation of its retail stores and move away from an authorized distributor business model or modify its existing model by changing the compensation structure to dealers or by increasing the number of dealer locations and thus reduce traffic to existing locations. In any such event, our ability to maintain and grow our Cricket business will be negatively impacted.

The significant increase in individuals receiving public assistance through “lifeline assistance programs,” in which low-income participants may receive free or reduced-cost cellular service, furthers the competition for our cellular services because those programs are directly funded by the U.S. government whereas we must depend upon end-users to prepay for our services.

Technology and Information

We maintain an integrated system of retail points of sale and management software applications and platforms for processing the various types of financial transactions we offer. These systems provide us with customer service, internal control mechanisms, record-keeping and reporting information. Both of our point-of-sale systems used at our payday and Cricket store locations integrate transaction data with our management information systems on a real-time basis, whereas our pawn point of sale system is fully contained. These systems are designed to provide summary, detailed and exception information to regional, area and store managers as well as corporate staff and are designed to collect customer information for demographic analysis.

Security

We believe the principal security risks to our operations are robbery and employee theft. We have established extensive security and management information systems to address both areas of potential loss. To protect against robbery, most payday lending store employees work behind bullet-resistant glass and steel partitions, and the back office, safe and computer areas are locked and closed to customers. Our security measures in most payday lending, pawn/payday and Cricket stores include safes, electronic alarm systems monitored by third parties, control over entry to customer service representative and inventory areas, detection of entry through perimeter openings, walls and ceilings, locked cases and the tracking of all employee movement in and out of secured areas. Payday segment employees use cellular phones to ensure safety and security whenever they are outside secured areas. Additional security measures used in many stores include some combination of alarm systems, remote control over alarm systems, the arming, disarming and changing of user codes, and mechanically and electronically controlled time-delay safes.

Since we have high volumes of cash and negotiable instruments at our payday stores and inventory volumes at our pawn/payday location and our Cricket stores, we believe that daily monitoring, unannounced audits and immediate responses to irregularities are critical to security and play an important role in our internal controls. Our regional managers, corporate staff and internal audit perform unannounced store audits and cash counts at our stores as well as random inventory counts of cellular phones and accessories. We self-insure for employee theft and dishonesty at the store level.

EMPLOYEES

At December 31, 2012, we had approximately 300 employees, consisting of 280 store personnel (107 of whom were employed at payday loan stores, 10 of which were employed at the pawn store, and 163 of which were employed at Cricket retail stores), 14 corporate office employees and six corporate office managers. We believe our relationship with our employees is good, and we have not suffered any work stoppages or labor disputes. We do not have any employees that operate under collective-bargaining agreements.

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

On October 18, 2011, the Company entered into a borrowing arrangement with River City Equity, Inc. and delivered a related long-term promissory note in favor of River City Equity. The borrowing arrangement allows the Company to borrow up to $2,000,000 at an interest rate of 12% per annum, with interest payable on a monthly basis. The note was amended December 7, 2012 increasing the borrowing limit to $3,000,000 and extending the maturity date. The note’s new maturity date is March 31, 2014, on which date all unpaid principal and accrued but unpaid interest thereon is due and payable. The note includes a prepayment penalty and, under certain circumstances, permits River City Equity to obtain a security interest in substantially all of the Company’s assets. As of December 31, 2012, $2,750,000 has been advanced under this arrangement.

Acquisitions

In an effort to mitigate our limited geographic reach, our strategic expansion plans involve the expansion and diversification of our product and service offerings.  For this reason, we have focused, and expect to continue to focus, a significant amount of time and resources on the conversion of select payday locations to joint pawn/payday locations and development of our Cricket Wireless retail stores.  In an effort to expand our product and service offerings within the Payday division we intend to introduce pawn stores into a limited number of existing payday locations. We believe that successful expansion, both geographically and product- and service-wise, will help to mitigate the regulatory and economic risk inherent in our business by making us less reliant on (i) cash advance lending alone and (ii) any particular aspect of our business that is concentrated geographically.

A summary table of the number of stores operated during the periods ended December 31, 2012 and 2011 follows:

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Payday	Payday/Pawn	Wireless	Payday	Payday/Pawn	Wireless
Beginning	52	-	45	51	-	31
Acquired / Launched	-	-	16	1	-	18
Converted	(1)	1	-	-	-	-
Closed	-	-	(4)	-	-	(4)
Ending	51	1	57	52	-	45

ITEM 1A	RISK FACTORS

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

From time to time legislation banning payday loans has been introduced in Nebraska but has not been passed into law. Since we derive approximately 27% of our payday revenues in Nebraska, the passage of any such legislation in Nebraska would have a highly material and negative effect on our business.

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

Adverse changes in laws or regulations relating to pawn lending services could negatively impact our financial results and/or limit our ability to expand into new markets.

Our products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations. We face the risk that restrictions or limitations on pawn loan amounts, pawn loan yields and customer acceptance of pawn loan products resulting from the enactment, change or interpretation of laws and regulations could have a negative effect on our business activities. In particular, short-term consumer loans have come under increased scrutiny and increasingly restrictive regulation in recent years. Adoption of such federal, state or local regulation or legislation could restrict, or even eliminate, our ability to conduct our pawn lending operations at a profit level we consider reasonable at some or all of our stores, and could prevent us from expanding into new markets.

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

Any adverse change in present federal laws or regulations that govern or otherwise affect payday lending could result in our curtailment or cessation of operations in certain jurisdictions or locations. Furthermore, any failure to comply with any applicable federal laws or regulations could result in fines, litigation, the closure of one or more store locations or negative publicity. Any such change or failure would have a corresponding impact on our results of operations and financial condition, primarily through a decrease in revenues resulting from the cessation or curtailment of operations, decrease in our operating income through increased legal expenditures or fines, and could also negatively affect our general business prospects as well if we are unable to effectively replace such revenues in a timely and efficient manner or if negative publicity affects our ability to obtain additional financing as needed.

Changes in local regulations could have a material adverse effect on our business, results of operations and financial condition.

In addition to state and federal laws and regulations, our business is subject to various local rules and regulations such as local zoning regulations and permit licensing. We are aware of increasing efforts by local jurisdictions to restrict payday and pawn lending through the use of local zoning and permitting laws. Any actions taken in the future by local zoning boards or other governing bodies to require special use permits for, or impose other restrictions on, payday lenders could have a material adverse effect on the growth of our business and business prospects primarily by restricting any efforts to grow our business “organically” by opening more lending store locations.

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

We currently provide payday lending services in nine states. For the year ended December 31, 2012, revenues from our locations in Nebraska represented approximately 27% of our total payday revenues. For the foreseeable future, we expect that a material and significant portion of our revenues will continue to be generated in Nebraska. We operate cellular retail stores in 14 states. For the year ended December 31, 2012, revenues from our Missouri, Nebraska and Texas stores represented approximately 14%, 13% and 13% of our total cellular revenues, respectively. As a result, changes to prevailing economic, demographic, competitive, regulatory or any other conditions, including the legislative, regulatory or litigation risks mentioned above, in the markets in which we operate, and in Nebraska and Missouri in particular, could lead to a reduction in demand for our services and result in a decline in our revenues or an increase in our provision for doubtful accounts, or even an outright legal prohibition on the conduct of our business. Any of these outcomes could in turn result in a material and swift deterioration of our financial condition principally by impairing our revenues and affecting our ability to obtain financing and operating liquidity, our operating results and our business prospects (again, principally by reducing our revenues and impairing our ability to grow our business).

A default under our borrowing arrangement could require us to seek financing on a short-term basis that may be disadvantageous to the Company.

On October 18, 2011 and amended on December 7, 2012, we entered in a borrowing arrangement with River City Equity, Inc. Under this arrangement, we may borrow up to $3,000,000 at an interest rate of 12% per annum, with interest payable on a monthly basis. The note we delivered to River City Equity matures on March 31, 2014, on which date all unpaid principal and accrued but unpaid interest thereon is due and payable. The note includes a prepayment penalty and, under certain circumstances, permits River City Equity to obtain a security interest in substantially all of our assets. As of December 31, 2012, $2,750,000 has been advanced under this arrangement.

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

As of December 31, 2012, 56% of our assets consisted of goodwill and other intangible assets. Under generally accepted accounting principles, the carrying value of goodwill is subject to periodic review and testing to determine if it is impaired. The value of our assets will depend on market conditions, regulatory environment, the availability of buyers and similar factors. While the value of these assets is based on management projections and assumptions and is determined by using the discounted cash flow method for purposes of our impairment testing, those values may differ from what could ultimately be realized by us in a sales transaction or otherwise and that difference, while not affecting cash flow, could have a material adverse impact on our operating results and financial position.

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

Although we have one payday/pawn location our primary payday business activity is offering and servicing payday loans. We also provide certain related and other services, such as check cashing, money transfers and money orders. The payday segment accounted for approximately 46% of our total revenues in 2012. Our cellular retail segment accounted for approximately 54% of our total revenues in 2012. If we are unable to further diversify our business products and services and expand our customer-base outside of the urban areas, we may experience fluctuations in our revenues and earnings, which may be significant, relating to our payday and pawn lending business and cellular retail sales. Such fluctuations could result from legal or regulatory changes in one or more jurisdictions, changes in economic conditions in the jurisdictions where we provide services, or result from other risks or adverse events befalling us. Our susceptibility to fluctuations or the actual happening of significant fluctuations in our revenues or earnings could cause our Company to be perceived as a less stable and therefore less attractive investment in general, which would likely negatively affect the market price of our common stock and our ability to obtain additional financing an acceptable terms.

Competition in the retail financial services industry is intense and could cause us to lose market share and revenues.

We believe that the primary competitive factors in the payday loan industry are store location and customer service. We face intense competition in the payday and pawn lending industry, and we believe that those markets are becoming more competitive as these industries mature and begin to consolidate. The payday loan industry has low barriers to entry, and new competitors, such as Wal-Mart, may enter the market easily. The pawn lending industry has medium level barriers to entry, however, there are several large pawn lending companies with which we directly compete. We also currently compete with services, such as overdraft protection offered by traditional financial institutions, and with other payday loan and check cashing stores and other financial service entities and retail businesses that offer payday loans or other similar financial services, as well as a rapidly growing internet-based payday loan market. Some of our competitors have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. As a result, we could lose market share and our revenues could decline, thereby affecting our earnings and potential for growth.

We face significant cellular retail competition that may reduce our market share and lower our profits.

We face significant competition in our industry. We currently compete with resellers of our size including US Cellular and Metro PCS. We also compete with the four national wireless service providers (AT&T, Sprint Nextel, T-Mobile and Verizon Wireless) and with Walmart’s Straight Talk and Family Mobile plans. We also compete with government-financed “lifeline assurance” programs that offer free or reduced-cost cellular services to individuals and families receiving many types of public assistance. Our ability to compete effectively will depend on, among other things, the pricing of cellular services and equipment, the quality of our customer service, the reach and quality of our sales and distribution channels and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industry, including new technologies and business models, changes in consumer preferences, demographic trends and economic conditions. Finally, operating primarily as an authorized Cricket dealer, we are dependent upon continued operations as a Cricket dealer, their pricing, channel strategies, product supply, credit terms, dealer compensation structure, and up-to-date wireless technologies and infrastructure of Cricket Wireless.

The cellular retail industry also faces competition from other communications and technology companies seeking to capture customer revenue and brand dominance with respect to the provision of cellular accessories and services. For example, Apple Inc. is packaging software applications and content with its handsets, and Google Inc. has developed and deployed an operating system and related applications for mobile devices.

General economic conditions affect our loan losses, and accordingly, our results of operations could be adversely affected by a general economic slowdown or other negative economic conditions such as high unemployment.

Provision for loan losses, net of recoveries, is one of our largest operating expenses, constituting approximately 15.9% of our loan revenues for the year ended December 31, 2012, with payday loan losses comprising most of the losses. Any changes in economic factors that adversely affect our customers, such as an economic downturn or high unemployment, could result in higher loan loss experiences than anticipated, which could in turn adversely affect our loan charge-offs and operating results.

If estimates of our loan losses are not adequate to absorb actual losses, our financial condition and results of operations may be adversely affected.

We maintain an allowance for loan losses at levels to cover the estimated incurred losses in the collection of our payday and installment loan portfolios outstanding at the end of each applicable period. At the end of each period, management considers recent collection history to develop expected loss rates, which are used to establish the allowance for loan losses. Our allowance for loan losses was $1.2 million on December 31, 2012. Our allowance for loan losses is an estimate, and if actual loan losses are materially greater than our allowance for losses, our financial condition and results of operations could be adversely affected.

A sustained deterioration in the economy could reduce demand for our products and services and result in reduced earnings.

A sustained deterioration in the economy could cause a deterioration in the performance of our pawn loans and in consumer demand for and resale value of pre-owned merchandise that we sell in our stores. This, in turn, could reduce the amount that we could effectively lend on an item of collateral. Such reductions could adversely affect pawn loan balances, pawn loan redemption rates, inventory balances, revenues and gross profit margins.

If we do not appropriately value the collateral underlying our pawn loans, we may experience losses.

Our sole recourse in the event that a customer fails to repay a pawn loan is to retain possession of the pledged collateral underlying the loan. Accordingly, the recovery of the amount advanced and any accrued pawn service charges, and the realization of a profit on the sale of merchandise, depends on our initial assessment of the estimated sale value of pledged collateral when the pawn loan is made. If we do not appropriately value the collateral and the estimated sale value of property that is pledged to us, we may experience losses if the pawn loan is not redeemed and we are unable to sell the collateral at a price consistent with our expectations.

If our customers redeem their outstanding pawn loans at a rate that is lower than we anticipate, our revenues may be reduced.

We accrue pawn service charges revenues based on anticipated redemption activity for pawn loans during each reporting period. If the redemption rate of our outstanding pawn loans is lower than what we estimate, the actual pawn service charges that we collect could be less than our estimates, resulting in reduced revenues.

Our earnings and financial position are subject to changes in gold values and the resulting impact on pawn lending and jewelry sales, and a significant or sudden change in gold values may have a material impact on our earnings.

A significant portion of our pawn loans are secured by gold jewelry. Our pawn service charges, sales proceeds and ability to liquidate excess jewelry inventory at an acceptable margin are dependent upon gold values. A significant decline in gold prices could result in decreases in merchandise sales margins, inventory valuations and the value of collateral securing outstanding pawn loans. In addition, a decline in gold prices could result in a lower balance of pawn loans outstanding, as our customers would receive lower loan amounts for individual pieces of jewelry. Any of these risks could adversely affect our financial condition and results of operations.

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

Our controlling shareholder possesses controlling voting power with respect to our common stock, which will limit your influence on corporate matters.

Our controlling shareholder, WCR, LLC, has beneficial ownership of 54,427,922 shares. WCR has beneficial ownership of approximately 90% of our common stock. as of the date of this report. As a result, WCR has the ability to outrightly control our management and affairs through the election and removal of our entire Board of Directors and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

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

In addition, there has typically been very little trading activity in our common stock. During 2012, the average daily trading volume (as reported by Google Finance) was approximately 8,000 shares with the 52-week trading prices ranging from $0.01 to $0.37 per share. The small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, small trading volumes generally depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

None.

ITEM 2    PROPERTIES

Our headquarters is in Omaha, Nebraska. There, we have a 5,775-square-foot space, with additional space available, which is sufficient for our projected near-term future growth. The monthly lease amount is currently $5,000 and escalates to $5,500 by the end of the lease term on December 31, 2014. The corporate phone number is (402) 551-8888.

As of December 31, 2012, we had 51 payday and one payday/pawn store locations. Our payday store locations typically range in size from 1,000 square feet to 2,000 square feet, and have varying lease terms (none of which, however, have remaining terms of more than five years). As of the date of this report, we have payday lending stores in the following cities:

•	Sterling, Colorado	•	Aberdeen, South Dakota
•	Council Bluffs, Iowa (two locations)	•	Rapid City, South Dakota
•	Des Moines, Iowa (four locations)	•	Sioux Falls, South Dakota
•	Sioux City, Iowa	•	Watertown, South Dakota
•	Dodge City, Kansas	•	Salt Lake City, Utah
•	Garden City, Kansas	•	Sandy, Utah
•	Columbus, Nebraska	•	Taylorsville, Utah
•	Grand Island, Nebraska [1]	•	West Jordan, Utah
•	Hastings, Nebraska	•	Kenosha, Wisconsin
•	Lincoln, Nebraska (three locations)	•	Pleasant Prairie, Wisconsin
•	North Platte, Nebraska	•	Racine, Wisconsin (two locations)
•	Omaha, Nebraska (seven locations)	•	Casper, Wyoming (two locations)
•	Bismarck, North Dakota (two locations)	•	Gillette, Wyoming
•	Grand Forks, North Dakota (three locations)	•	Laramie, Wyoming
•	Fargo, North Dakota (four locations)	•	Sheridan, Wyoming
•	Minot, North Dakota	•	Rock Springs, Wyoming

1 Combined pawn/payday location

As of December 31, 2012, we had 57 cellular retail locations. Our cellular retail locations typically range in size from 1,000 square feet to 2,500 square feet, and have varying lease terms (none of which, however, have remaining terms of more than five years). As of the date of this report, we have cellular retail stores in the following cities:

•	Nogales, Arizona	•	St. Louis, Missouri (four locations)
•	Phoenix, Arizona	•	Wellston, Missouri
•	Fort Collins, Colorado	•	Lincoln, Nebraska
•	Greeley, Colorado	•	Omaha, Nebraska (nine locations)
•	Coeur d’Alene, Idaho	•	Canton, Ohio (two locations)
•	Cahokia, Illinois	•	Cincinnati, Ohio
•	Fairview Heights, Illinois	•	Cleveland, Ohio
•	Mundelein, Illinois	•	Parma, Ohio
•	Arlington Heights, Illinois	•	Richmond Heights, Ohio
•	Round Lake Beach, Illinois	•	Oklahoma City, Oklahoma (two locations)
•	Elkhart, Indiana	•	Tulsa, Oklahoma

•	Gary, Indiana	•	Hillsboro, Oregon
•	Merrillville, Indiana	•	Portland, Oregon (two locations)
•	Michigan City, Indiana	•	McAllen, Texas (two locations)
•	Mishawaka, Indiana	•	Laredo, Texas
•	South Bend, Indiana	•	San Antonio, Texas (three locations)
•	Kansas City, Kansas	•	Spokane, Washington
•	Kansas City, Missouri (four locations)	•	Vancouver, Washington (two locations)

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

PART II

ITEM 5    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

Our common stock is listed for trading on the OTC Bulletin Board, the “OTCBB,” under the symbol “WCRS.” The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2012 and 2011. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred. On or about March 1, 2010, our common stock also began trading on the “OTCQB,” which is the OTC Markets’ middle-tier over-the-counter quotation platform. OTC Markets is the entity formerly known as “The Pink Sheets.”

Market Price (high/low)
For the Fiscal Year	2012	2011
First Quarter	$0.09 – 0.01	$0.04 – 0.02
Second Quarter	$0.37 – 0.04	$0.06 – 0.02
Third Quarter	$0.17 – 0.05	$0.03 – 0.01
Fourth Quarter	$0.13 – 0.06	$0.04 – 0.01

HOLDERS

As of the date of this report, we had 60,220,165 shares of common stock outstanding held by approximately 544 holders of record.

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

On December 10, 2012, we entered into a Preferred Stock Conversion Agreement with WCR, LLC, a Delaware limited liability company, and Richard E. Miller, a director of the Company. WCR, LLC and Richard E. Miller are the holders of all of the Company’s 10,000,000 shares of issued and outstanding Series A Convertible Preferred Stock. Pursuant to the Preferred Stock Conversion Agreement, the preferred shareholders converted all of their respective preferred shares into 10,000,000 shares of common stock at the conversion rate set forth in the Certificate Designation for the Series A Convertible Preferred Stock (i.e., a one-for-one share basis). In consideration of the preferred shareholders’ conversion of their preferred shares, the Company paid all of the dividends accrued but unpaid on account of the Series A Convertible Preferred Stock through the date of conversion (i.e., December 10, 2012). The total amount of accrued but unpaid dividends on the Series A Convertible Preferred Stock at December 10, 2012 was $6,055,163. In this regard, the Company delivered to the preferred shareholders cash in the amount of $5,650,000 and demand promissory notes in the aggregate principal amount of $405,163. The demand promissory notes accrue no interest and will be due and payable, if no earlier payment demand is made, on April 30, 2013.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The table below sets forth certain information, as of the close of business on December 31, 2012, regarding equity compensation plans (including individual compensation arrangements) under which securities of Western Capital were then authorized for issuance.

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

SALES OF UNREGISTERED SECURITIES AND REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

On December 11, 2012, we issued 10,000,000 shares of common stock in a private placement transaction exempt from the registration requirements of the Securities Act of 1933. These shares were issued to our former preferred shareholders in connection with their conversion of all of their preferred shares in to common shares (on a one-for-one basis) pursuant to a Preferred Stock Conversion Agreement of the same date. The shares were issued to one individual (Mr. Richard E. Miller, a director) and our controlling shareholder (WCR, LLC). The offer and sale of these common shares was exempt under Section 4(2) and Regulation D thereunder on the basis that such shares were offered and sold solely to accredited investors.

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

OVERVIEW

While revenues from our cellular retail division overtook revenues from the consumer finance division the consumer finance division contributed 93% of the year’s net income. In 2012 the Company began its expansion of the consumer finance division into pawn and continued growth in the cellular retail division by adding a net of 12 stores. Cellular retail division revenue increased 74% over 2011 revenues.

We provide retail financial services, inclusive of non-recourse unsecured cash advance and installment loans, non-recourse secured pawn and title loans, check cashing and other money services to individuals primarily in the midwestern and southwestern United States. At the close of business on December 31, 2012 and as of the date of this report, we owned and operated 52 stores, including one payday/pawn location in nine states.

We operate cellular retail stores primarily as an authorized premier with service dealer for Cricket Wireless. Authorized premier with service Cricket dealers are permitted to sell the carrier’s line and perform nearly all the services performed by corporate owned Cricket retail stores. We generally locate store operations in areas with a strong potential customer base where the carrier does not maintain a corporate storefront. These locations are generally within the urban core or surrounding areas of a community. As of December 31, 2012, we operated 52 Cricket and 5 Revol cellular retail stores in 14 states.

Our expenses primarily relate to the operations of our retail stores. The most significant expenses include salaries and benefits for our store employees, phones and accessories, provisions for payday and installment loan losses and occupancy expenses for our leased real estate. Our other significant expenses are general and administrative, which includes compensation of employees, professional fees for accounting, audit and legal services, and management / consulting fees.

With respect to our cost structure, salaries and benefits are one of our largest costs and are driven primarily by the number of storefronts operated throughout the year. Phone and accessory cost of sales and occupancy costs make up our second and third largest expense items, respectively. Our provision for losses is also a significant expense. We have experienced some seasonality in our operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

We evaluate our stores based on revenue growth, gross profit contributions and loss ratio (which, for the consumer finance segment, is losses as a percentage of loan revenues), with consideration given to the length of time the storefront has been open and its geographic location. We evaluate changes in comparable storefront financial and other measures on a routine basis to assess operating efficiency. We define comparable storefronts as those that are open during the full periods for which a comparison is being made. For example, comparable storefronts for the annual analysis we undertook as of December 31, 2012 have been open at least 24 months on that date. We monitor newer storefronts for their progress toward profitability and rate of loan growth or units sold.

Revenues increased to $26.51 million in 2012 from $19.49 million in 2011. Payday loan revenues totaled $9.88 million in 2012 compared to $9.66 million in 2011. Sales revenues from our cellular retail phones and accessories sales increased in 2012 to $8.23 million compared to $4.59 million during 2011. Store salaries and benefits expense was $6.63 million in 2012 compared to $4.70 million in 2011, an increase that resulted mainly from the acquisition of additional Cricket cellular retail storefronts in 2012. Our 2012 phone and accessories cost of sales was $5.64 million compared to $2.86 million in 2011. The increase in our cellular retail segment revenues had a corresponding upward impact to our costs of sales. Income from stores increased to $6.10 million in 2012 compared to $5.38 million in 2011. Primarily as a result of these factors, net income increased to $1.78 million in 2012 from net income of $1.44 million in 2011.

In December 2012 we converted the preferred stock to common on a one for one basis, retiring 100% of outstanding Series A Convertible Preferred Stock. Prior to the conversion, we had 10,000,000 shares of Series A Convertible Preferred Stock (10% cumulative dividends, $0.01 par value, $2.10 stated value) authorized, issued and outstanding. One-fourth of the $2.1 million annual preferred dividend accrued each quarter, whether paid or not. Our Board of Directors voted to approve payment of dividends when appropriate and as permitted by Minnesota law. The dividend can be paid either in cash or in shares of our common stock at the discretion of the preferred shareholder. The preferred dividend which accrued through the date of conversion was included in the net income or loss available to common shareholders. As a result, we had a net loss available to common shareholders in 2012 and 2011.

Prior to the date of conversion, our obligation to pay preferred dividends impacted our cash flow and inhibited our ability to grow through stock-funded acquisitions

The preferred dividend obligation also significantly affected our net income available to common shareholders. For example, absent the 2012 preferred dividend of $2.5 million, our net income available to common shareholders would have been approximately $1.8 million.

RESULTS OF OPERATIONS:

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

For the year ended December 31, 2012, net income was $1.78 million compared to a net income of $1.44 million in 2011. Income before income taxes was $2.90 million in 2012 compared to $2.32 million in 2011. The major components of each of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense are discussed below.

Revenues

Revenues totaled $26.51 million in 2012 compared to $19.49 million in 2011, an increase of $7.02 million or 36%. The increase in total revenues resulted primarily from an increase in the number of cellular retail storefronts in 2012 compared to 2011 and a higher per unit selling price of phones. We originated approximately $69.2 million in payday loans during 2012 compared to $67.50 million in payday loans during the prior year resulting in payday loan fees of $9.88 million in 2012 compared to $9.66 million in 2011. The average loan (including fee) totaled $387 in 2012 versus $382 in the prior year. Our average fee for 2012 was $56 compared to $55 for 2011. Revenues from customers for the sale of cellular phones and accessories totaled $8.22 million in 2012 compared to $4.59 million in 2011. Cricket service fee revenue totaled $6.24 million in 2012 compared to $3.74 million in 2011, an increase related to an increase in dealer fees per unit sold and the increase in unit sales due to the operation of more locations in 2012 compared to 2011. We had 61 cellular retail storefronts open and operating during at least some part of 2012 compared to 49 in 2011. Throughout 2012, we added 16 cellular retail storefronts and closed 4. In comparison, throughout 2011, we added 18 cellular retail storefronts and closed four. Income from installment loan interest increased to $1.06 million in 2012, compared to $.54 million in 2011. Other revenues, including check cashing, title loans, service change fees and other sources, totaled $1.11 million and $.96 million for 2012 and 2011, respectively.

The following table summarizes our revenues:

	Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
			(percentage of revenues)
Payday loan fees	$9,876,166	$9,663,130	37.3%	49.6%
Phones and accessories	8,226,050	4,585,584	31.0%	23.5%
Cricket service fees	6,241,150	3,741,495	23.5%	19.2%
Installment interest income	1,061,196	538,273	4.0%	2.8%
Check cashing fees	642,241	682,094	2.4%	3.5%
Other income and fees	467,271	277,344	1.8%	1.4%
Total	$26,514,074	$19,487,920	100%	100%

We expect that our sources of revenue for 2013 to continue to diversify as we continue to increase sales in our Cricket retail operations and look to open new Cricket retail and pawn storefronts.

Store Expenses

Total expenses associated with store operations for 2012 were $20.42 million compared to $14.10 million for 2011, an increase of $6.32 million or 45%. The major components of these expenses are salaries and benefits for our store employees, provision for loan losses, costs of sales for phones and accessories, occupancy costs primarily relating to our store leaseholds, advertising expenses, depreciation of store equipment, amortization of intangible assets and other expenses associated with store operations.

Overall, our most significant increases in store expenses from 2012 to 2011 related to salaries and benefits for our store employees, phones and accessories, and occupancy costs. Our most significant decrease in store expenses over that same period relates to amortization of intangible assets. A discussion and analysis of the various components of our store expenses appears below.

Salaries and Benefits. Payroll and related costs at the store level was $6.63 million in 2012 compared to $4.70 million in 2011, an increase of $1.93 million. This increase is primarily a result of an increase in the number of cellular retail storefronts operating throughout 2012. As a result of these additional cellular retail storefronts, we expect that salaries and benefits for 2013 will increase because the additional storefronts will be operating the entire year. Our salaries and benefits expenses will further increase if we add additional storefronts, whether cellular retail or pawn, in 2013.

Phone and Accessories Cost of Sales.  The increase in our cellular phone and accessory revenues resulted in corresponding increase in costs of sales.  For the year ended December 31, 2012, our costs of sales were $5.64 million compared to $2.86 million in 2011.  Contributing to the increase was a change in the dealer compensation arrangement with Cricket that resulted in lower profit margins on phone unit sales to customers.

Occupancy Costs. Occupancy expenses, consisting primarily of store leases were $2.27 million during 2012 compared to $1.69 million in 2011, an increase of $.58 million primarily resulting from a higher number of storefront days (number of storefronts times days leased for year) in 2012 compared to 2011. Occupancy expenses as a percentage of revenues decreased from 8.65% in 2011 to 8.58% in 2012.

Provisions for Loan Losses. Our provision for losses for 2012 totaled $1.74 million and $1.40 million for 2011. Our provision for loan losses as a percentage of payday and installment loan fee revenue was 15.9% during 2012 versus 13.7% during 2011. The less favorable loss ratio is due to higher loss percentages with installment lending combined with a slightly higher loss ratio from payday loans. Due to our inability to foretell the speed and scope of the current economic recovery or the economy in general, we believe there are uncertainties in what loan losses for 2013 may be.

Advertising.  Advertising and marketing related expense was $.32 million in 2012 compared to $.33 million in 2011. We believe that our advertising expenses in 2013 may increase slightly over those in 2012, mainly as a result of the need to increase advertisement of our pawn stores in 2013.

Depreciation. Depreciation increased by $.06 million in 2012. Depreciation was $.33 million for 2012 and $.27 million for 2011.

Amortization of Intangible Assets. Amortization of the customer relationship and other intangible assets was $.22 million for 2012 and $.44 million for 2011. This has been decreasing as intangibles become fully amortized.

Other Store Expenses. Other store expenses increased from $2.42 million in 2011 to $3.26 million in 2012. Other store expenses include bank fees, collection costs, repair and maintenance, supplies, telephone, utilities and network lines, and others. The increase in these expenses during 2012 was primarily due to increased supplies related to our cellular retail store acquisitions and the expansion of our payday location to incorporate pawn operations.

General and Administrative Expenses

Total general and administrative costs for 2012 were $3.19 million compared to $3.07 million for 2011. The major components of these costs are salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses.

Salaries and Benefits. Salaries and benefits expenses for 2012 were $1.83 million compared to $1.74 million for 2011. The Company expects that during 2013 salaries and benefits expenses associated with executive management and corporate headquarters will increase from 2012 levels as we seek out acquisition an expansion opportunities.

Interest Expense. The Company had $.24 million of interest expense in 2012 compared to $.29 million in 2011, a 17.2% decrease due to a reduction in notes payable balances.

Other General and Administrative Expenses. Other general and administrative expenses, such as professional fees, management / consulting fees, utilities, office supplies, and other minor costs associated with corporate headquarters activities were $1.10 million in 2012 compared to $1.01 million during 2011. The increase in these expenses is mainly attributable to an increase in nonrecurring professional fees and management / consulting fees.

Total Operating Expenses

Total operating expenses for 2012 and 2011 were $23.61 million and $17.17 million, respectively. We anticipate our total operating expenses in 2013 to increase compared to 2012 due to acquisition of additional cellular retail storefronts and expansion of current payday location to incorporate pawn sales and operations.

Income Tax Expense

Income tax expense on continuing operations increased to $1.12 million in 2012 compared to $.88 million in 2011 for an effective rate of 38.6% and 38.1%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows:

	Year Ended December 31,
	2012	2011

Cash flows provided (used) by :
Operating activities	$2,864,783	$2,149,115
Investing activities	(982,068)	(1,562,729)
Financing activities	(1,545,538)	(769,330)
Net increase (decrease) in cash	337,177	(182,944)
Cash, beginning of period	1,909,442	2,092,386
Cash, end of period	$2,246,619	$1,909,442

At December 31, 2012, we had cash of $2.25 million compared to cash of $1.91 million on December 31, 2011. For 2013, we believe that our available cash, combined with expected cash flows from operations, will be sufficient to fund our liquidity and capital expenditure requirements through March of 2014. Our expected short-term uses of cash include the reduction in accruals related to operations, scheduled principal and interest payments on long-term debts, repayment of short-term debt, and capital expenditures.

Our overall cash and liquidity position is significantly enhanced by the equity raised in 2012 and the 2012 conversion of our Series A Convertible Preferred Stock to common stock and the payment of a significant portion of the accrued dividends on the preferred stock.

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

On October 18, 2011, the Company entered into a borrowing arrangement with River City Equity, Inc. and delivered a related long-term promissory note in favor of River City Equity. The promissory note was amended on December 7, 2012. The borrowing arrangement allows the Company to borrow up to $3,000,000 at an interest rate of 12% per annum, with interest payable on a monthly basis. The note matures on March 31, 2014, on which date all unpaid principal and accrued but unpaid interest thereon is due and payable. The note includes a prepayment penalty and, under certain circumstances, permits River City Equity to obtain a security interest in all of the Company’s assets. As of December 31, 2012, $2,750,000 has been advanced under this arrangement.

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

Loans Receivable Allowance

We maintain a loan loss allowance for anticipated losses for our payday and installment loans. To estimate the appropriate level of the loan loss allowance, we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current loan loss allowance is based on our net write offs, typically expressed as a percentage of loan amounts originated for the last 24 months applied against the principal balance of outstanding loans that we write off. We also periodically perform a look-back analysis on our loan loss allowance to verify the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. We are aware that as conditions change, we may also need to make additional allowances in future periods.

Included in loans receivable are payday and installment loans that are currently due and payday loans that have reached maturity within the last 180 days and that have not been repaid. This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons. Loans are carried at cost less the loans receivable allowance. We do not specifically reserve for any individual loan. We aggregate loan types for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio. This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates. We utilize a software program to assist with the tracking of its historical portfolio statistics.  All returned items are charged-off after 180 days, as collections after that date have not been significant. The loan loss allowance is reviewed monthly and any adjustment to the loans receivable allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

At December 31, 2012 and December 31, 2011 our outstanding loans receivable aging was as follows:

December 31, 2012
	Payday	Installment	Pawn & Title	Total
Current	$4,318,517	$391,137	$171,344	$4,880,998
1-30	269,091	47,538	-	316,629
31-60	234,514	16,285	-	250,799
61-90	216,717	3,201	-	219,918
91-120	202,642	1,051	-	203,693
121-150	215,562	388	-	215,950
151-180	187,523	-	-	187,523
	5,644,566	459,600	171,344	6,275,510
Allowance for losses	(1,119,000)	(72,000)	-	(1,191,000)
	$4,525,566	$387,600	$171,344	$5,084,510

December 31, 2011
	Payday	Installment	Pawn & Title	Total
Current	$4,283,405	$252,736	$89,711	$4,625,852
1-30	211,550	85,433	-	296,983
31-60	189,304	30,526	-	219,830
61-90	186,385	36,544	-	222,929
91-120	170,622	-	-	170,622
121-150	188,983	-	-	188,983
151-180	163,614	-	-	163,614
	5,393,863	405,239	89,711	5,888,813
Allowance for losses	(942,000)	(59,000)	-	(1,001,000)
	$4,451,863	$346,239	$89,711	$4,887,813

As a result of the Company’s collection efforts, it historically writes off approximately 42% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximate percentages:  1 to 30 days – 42%; 31 to 60 days – 67%; 61 to 90 days – 84%; 91 to 120 days – 89%; and 121 to 180 days – 92%. A rollforward of our loans receivable allowance for the years ended December 31, 2012 and 2011 is as follows:

	Year Ended December 31
	2012	2011
Loans receivable allowance, beginning of year	$1,001,000	$1,165,000
Provision for loan losses charged to expense	1,738,000	1,397,000
Charge-offs, net	(1,548,000)	(1,561,000)

Loans receivable allowance, end of year	$1,191,000	$1,001,000

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

Due to the effect of our capital structure involving preferred stock and related cumulative preferred dividends and the effect of the minimal amount of float for our common stock, the market capitalization approach of valuing the reporting unit as a whole is not practical. The discounted future cash flows method is utilized in estimating value. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any.

In determining the estimated future discounted cash flows, we consider current and projected future levels of income, as well as strategic plans, business trends, prospects, and market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated financial position and future earnings. We believe that the estimates of future cash flows and fair value determined as of October 1, 2012 are reasonable. Changes in estimates of those cash flows and fair value, however, could affect the evaluation. Based upon this evaluation, we concluded that the fair value exceeded the carrying value of net assets and there was no impairment.

As of December 31, 2012, we evaluated whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test. As part of this evaluation, we considered additional qualitative factors, including whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of our reporting unit. This analysis resulted in a determination that no triggering events or changes in circumstances had occurred.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX OF FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors

Western Capital Resources, Inc.

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of Western Capital Resources, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Capital Resources, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Minneapolis, Minnesota

/s/ Lurie Besikof Lapidus & Company, LLP

March 29, 2013

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash	$2,246,619	$1,909,442
Loans receivable (less allowance for losses of $1,191,000 and $1,001,000)	5,084,510	4,887,813
Inventory	1,084,510	756,528
Prepaid expenses and other	486,239	451,751
Deferred income taxes	484,000	413,000
TOTAL CURRENT ASSETS	9,385,878	8,418,534

PROPERTY AND EQUIPMENT	855,719	757,747

GOODWILL	12,774,069	12,393,869

INTANGIBLE ASSETS	230,891	309,552

OTHER	126,991	142,074

TOTAL ASSETS	$23,373,548	$22,021,776

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,119,786	$2,323,730
Note payable – short-term	405,163	1,000,000
Current portion long-term debt	210,065	695,123
Preferred dividend payable	-	3,550,000
Deferred revenue	293,294	314,561
TOTAL CURRENT LIABILITIES	4,028,308	7,883,414

LONG-TERM LIABILITIES
Note payable – long-term	2,750,000	1,210,065
Deferred income taxes	871,000	530,000
TOTAL LONG-TERM LIABILITIES	3,621,000	1,740,065

TOTAL LIABILITIES	7,649,308	9,623,479

SHAREHOLDERS’ EQUITY
Series A convertible preferred stock 10% cumulative dividends, $0.01 par value, $2.10 stated value. 10,000,000 shares authorized, 0 and 10,000,000 shares issued and outstanding	-	100,000
Common stock, no par value, 240,000,000 shares authorized, 60,397,780 and 7,446,007 shares issued and outstanding.	-	-
Additional paid-in capital	22,371,362	18,221,777
Accumulated deficit	(6,647,122)	(5,923,480)
TOTAL SHAREHOLDERS’ EQUITY	15,724,240	12,398,297

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,373,548	$22,021,776

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2012	2011
REVENUES
Payday loan fees	$9,876,166	$9,663,130
Phones and accessories	8,226,050	4,585,584
Cricket service fees	6,241,150	3,741,495
Installment interest income	1,061,196	538,273
Check cashing fees	642,241	682,094
Other income and fees	467,271	277,344
	26,514,074	19,487,920

STORE EXPENSES
Salaries and benefits	6,628,249	4,702,051
Phone and accessories cost of sales	5,641,828	2,857,294
Occupancy	2,274,690	1,686,373
Provisions for loan losses	1,737,625	1,396,724
Advertising	324,370	333,453
Depreciation	330,291	275,389
Amortization of intangible assets	222,661	435,861
Other	3,258,239	2,417,441
	20,417,953	14,104,586

INCOME FROM STORES	6,096,121	5,383,334

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	1,828,391	1,735,686
Depreciation	23,605	23,741
Interest expense	243,581	290,913
Other	1,099,023	1,014,763
	3,194,600	3,065,103

INCOME BEFORE INCOME TAXES	2,901,521	2,318,231

INCOME TAX EXPENSE	1,120,000	883,000

NET INCOME	1,781,521	1,435,231

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS (assumes all paid)	(2,505,163)	(2,100,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(723,642)	$(664,769)

NET LOSS PER COMMON SHARE -
Basic and diluted	$(0.06)	$(0.09)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING -
Basic and diluted	12,027,340	7,446,007

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE - December 31, 2010	10,000,000	$100,000	7,446,007	$-	$18,221,777	$(5,258,711)	$13,063,066

Dividends	-	-	-	-	-	(2,100,000)	(2,100,000)
Net income	-	-	-	-	-	1,435,231	1,435,231
BALANCE - December 31, 2011	10,000,000	100,000	7,446,007	-	18,221,777	(5,923,480)	12,398,297

Dividends	-	-	-	-	-	(2,505,163)	(2,505,163)
Net income	-	-	-	-	-	1,781,521	1,781,521
Common Stock Redeemed & Retired	-	-	(2,048,227)	-	(307,234)	-	(307,234)
Common Stock Issue	-	-	45,000,000	-	4,356,819	-	4,356,819
Series A Convertible Preferred Stock Converted to Common Stock	(10,000,000)	(100,000)	10,000,000	-	100,000	-	-
BALANCE – December 31, 2012	-	$-	60,397,780	$-	$22,371,362	$(6,647,122)	$15,724,240

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
OPERATING ACTIVITIES
Net Income	$1,781,521	$1,435,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	353,896	299,130
Amortization	222,661	435,861
Deferred income taxes	270,000	234,000
Loss on disposal of property and equipment	-	28,172
Changes in operating assets and liabilities:
Loans receivable	(196,697)	(100,876)
Inventory	(326,382)	(254,113)
Prepaid expenses and other assets	(15,005)	(334,283)
Accounts payable and accrued liabilities	796,056	411,453
Deferred revenue	(21,267)	(5,460)
Net cash provided by operating activities	2,864,783	2,149,115

INVESTING ACTIVITIES
Purchases of property and equipment	(366,868)	(145,947)
Acquisition of stores, net of cash acquired	(615,200)	(1,416,782)
Net cash used by investing activities	(982,068)	(1,562,729)

FINANCING ACTIVITIES
Payments on notes payable – short-term	(1,000,000)	-
Payments on notes payable – long-term	(695,123)	(769,330)
Advances from notes payable – long-term	1,750,000	-
Common stock redemption	(307,234)	-
Common stock issued, net of costs	4,356,819	-
Dividends	(5,650,000)	-
Net cash used by financing activities	(1,545,538)	(769,330)

NET INCREASE (DECREASE) IN CASH	337,177	(182,944)

CASH
Beginning of year	1,909,442	2,092,386
End of year	$2,246,619	$1,909,442

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$835,968	$1,094,468
Interest paid	$244,070	$290,954

Noncash investing and financing activities:
Series A convertible preferred stock converted to common	$100,000	$-
Conversion of preferred dividend payable to note payable – short-term	$405,163	$-

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

Nature of Business / Basis of Presentation

Western Capital Resources, Inc. (WCR) through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL) and PQH, Inc. (PQH), collectively referred to as the Company, provides retail financial services and retail cellular phone sales to individuals primarily in the Midwestern United States.  The Company operated 51 “Payday” stores and one payday/pawn store in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming) as of December 31, 2012 and 52 “Payday” stores at December 31, 2011. The Company operated 57 cellular retail stores in 14 states (Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon, Texas, and Washington) as of December 31, 2012 and 45 cellular retail stores as of December 31, 2011.  The consolidated financial statements include the accounts of WCR, WFL, and PQH. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company, through its “Consumer Finance” division, provides non-recourse cash advance and installment loans, collateralized non-recourse pawn loans, check cashing and other money services.  The short-term consumer loans, known as cash advance loans or “payday” loans, are in amounts that typically range from $100 to $500. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s personal check for the aggregate amount of the cash advanced plus a fee. The fee varies from state to state, based on applicable regulations and generally ranges from $15 to $22 per each $100 borrowed. To repay a cash advance loan, a customer may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection. Installment loans provide customers with cash in exchange for a promissory note with a maturity of generally three to six months and are unsecured. The fee and interest rate on installment loans vary based on applicable regulations.

In August 2012 we opened our first pawn store by converting an existing payday location into a joint payday/pawn store. The company provides collateralized non-recourse loans, commonly known as “pawn loans”, with a maturity of four months. Allowable service charges will vary by state and loan size. Our pawn loans earn 15% per month. The loan amount varies depending on the valuation of each item pawned. We generally lend from 30% to 55% of the collateral’s estimated resale value depending on an evaluation of several factors. Customers then have the option to redeem the pawned merchandise during the term or at expiration of the pawn loan or forfeiting the merchandise to us on expiration. At our pawn stores we sell merchandise that was acquired through either customer forfeiture of pawn collateral, second-hand merchandise purchased from customers or consigned to us.

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

The Company also operates a “Cellular Retail” division that is an authorized Cricket and Revol dealer selling cellular phones and accessories, providing ancillary services and accepting service payments from customers.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Significant management estimates relate to the loans receivable allowance, percentage of existing pawn loans that will be forfeited, allocation of and carrying value of goodwill and intangible assets, inventory valuation and obsolescence and deferred taxes and tax uncertainties.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes fees on cash advance loans on a constant-yield basis ratably over the loans’ terms. Title and installment loan fees and interest are recognized using the interest method, except that installment loan origination fees are recognized as they become non-refundable and installment loan maintenance fees are recognized when earned. The Company recognizes fees on redeemed pawn loans on a constant-yield basis ratably over the loans’ terms. No fees are recognized on forfeited pawn loans. The Company records revenue from check cashing fees, sales of phones, accessories, and pawn inventory, and fees from all other services in the period in which the sale or service is completed.

Loans Receivable Allowance

We maintain a loan loss allowance for anticipated losses for our payday and installment loans. We do not record loan losses or charge-offs of pawn or title loans because the value of the collateral exceeds the loan amount. To estimate the appropriate level of the loan loss allowance, we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current loan loss allowance is based on our net write offs, typically expressed as a percentage of loan amounts originated for the last 24 months applied against the principal balance of outstanding loans that we write off. The Company also periodically performs a look-back analysis on its loan loss allowance to verify the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. The Company is aware that as conditions change, it may also need to make additional allowances in future periods.

Included in loans receivable are payday, installment and title loans that are currently due and payday loans that have reached maturity within the last 180 days and that have not been repaid.  This generally is evidenced where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.   Loans are carried at cost less the loans receivable allowance.  The Company does not specifically reserve for any individual loan.  The Company aggregates loan types for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.   All returned items are charged-off after 180 days, as collections after that date have not been significant.  The loans receivable allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

Inventory

Cellular Retail division inventory, consisting of phones and accessories, is stated at cost, determined on the specific identification and a first-in, first-out basis, respectively. Pawn merchandise inventory is stated at the lower of cost or market where the principal amount of an unpaid loan becomes the inventory cost of the forfeited collateral.

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

Due to the effect of our capital structure involving preferred stock and related cumulative preferred dividends and the effect of the minimal amount of float for our common stock,, the market capitalization approach of valuing the reporting unit as a whole is not practical. The discounted future cash flows method is utilized in estimating value. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. There were no impairment charges recorded in 2012 or 2011.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted net loss per common share is computed by dividing the net loss available to common shareholders’ by the sum of the weighted average number of common shares outstanding plus potentially dilutive common share equivalents (convertible preferred shares) when dilutive. The 10 million shares of potentially dilutive Series A Convertible Preferred Stock outstanding at December 31, 2011 were anti-dilutive and therefore excluded from the dilutive net loss per share computation:

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

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity the option to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment test. If the qualitative assessment supports the conclusion that it is more-likely-than-not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test. The objective of this update is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets other than goodwill, and to improve consistency in impairment testing among long-lived asset categories. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU did not have a material effect on our financial condition or results of operations.

No other new accounting pronouncements issued or effective during the fiscal year have had or are expected to have a material impact on the consolidated financial statements.

2.	Risks Inherent in the Operating Environment –

The Company’s Consumer Finance division activities are highly regulated under numerous local, state, and federal laws and regulations, which are subject to change. New laws or regulations could be enacted that could have a negative impact on the Company’s lending activities. Over the past few years, consumer advocacy groups and certain media reports have advocated governmental and regulatory action to prohibit or severely restrict deferred presentment cash advances.

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

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the 2010 legislative session in Colorado, House Bill 10-1351 was passed into law. This bill amended the Colorado Deferred Deposit Loan Act, the existing payday lending law. The law became effective August 11, 2010 and modified traditional payday lending by changing the single payment advance (with no minimum term) into a single or multiple payment loan with a minimum six month term. It also limited the amount and type of fees that can be charged on these loans, effectively reducing by one-half the fees that can be charged and when the fees may be realized. At present, the Company continues to operate its sole store in Colorado with reduced profitability due to these regulatory changes.

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

As evidenced in the previous paragraphs, the passage of federal or state laws and regulations could, at any point, essentially prohibit the Company from conducting its payday lending business in its current form. Any such legal or regulatory change would certainly have a material and adverse effect on the Company, its operating results, financial condition and prospects, and perhaps even its viability.

For the years ended December 31, 2012 and 2011, the Company had significant revenues by state (shown as a percentage of applicable division’s revenue when 10% or more) as follows:

Consumer Finance Division			Cellular Retail Division
	2012 % of Revenues	2011 % of Revenues		2012 % of Revenues	2011 % of Revenues
Nebraska	27%	28%	Missouri	14%	25%
Wyoming	15%	15%	Nebraska	13%	18%
North Dakota	19%	18%	Texas	13%	11%
Iowa	12%	12%	Indiana	10%	22%

3.	Loans Receivable –

At December 31, 2012 and December 31, 2011 our outstanding loans receivable aging was as follows:

December 31, 2012
	Payday	Installment	Pawn & Title	Total
Current	$4,318,517	$391,137	$171,344	$4,880,998
1-30	269,091	47,538	-	316,629
31-60	234,514	16,285	-	250,799
61-90	216,717	3,201	-	219,918
91-120	202,642	1,051	-	203,693
121-150	215,562	388	-	215,950
151-180	187,523	-	-	187,523
	5,644,566	459,600	171,344	6,275,510
Allowance for losses	(1,119,000)	(72,000)	-	(1,191,000)
	$4,525,566	$387,600	$171,344	$5,084,510

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011
	Payday	Installment	Pawn & Title	Total
Current	$4,283,405	$252,736	$89,711	$4,625,852
1-30	211,550	85,433	-	296,983
31-60	189,304	30,526	-	219,830
61-90	186,385	36,544	-	222,929
91-120	170,622	-	-	170,622
121-150	188,983	-	-	188,983
151-180	163,614	-	-	163,614
	5,393,863	405,239	89,711	5,888,813
Allowance for losses	(942,000)	(59,000)	-	(1,001,000)
	$4,451,863	$346,239	$89,711	$4,887,813

4.	Loans Receivable Allowance –

As a result of the Company’s collection efforts, it historically writes off approximately 42% of the returned payday items.  Based on days past the check return date, write-offs of payday returned items historically have tracked at the following approximate percentages: 1 to 30 days – 42%; 31 to 60 days – 67%; 61 to 90 days – 84%; 91 to 120 days – 89%; and 121 to 180 days – 92%.  A rollforward of the Company’s loans receivable allowance for the year ended December 31, 2012 and 2011 is as follows:

	Year Ended December 31,
	2012	2011

Loans receivable allowance, beginning of period	$1,001,000	$1,165,000
Provision for loan losses charged to expense	1,738,000	1,397,000
Charge-offs, net	(1,548,000)	(1,561,000)
Loans receivable allowance, end of period	$1,191,000	$1,001,000

5.	Property and Equipment –

Property and equipment consisted of the following:

	For the Year Ended December 31,
	2012	2011
Furniture and equipment	$1,483,853	$1,076,225
Leasehold improvements	670,307	727,570
Other	81,764	71,766
	2,235,924	1,875,561
Less accumulated depreciation	1,380,205	1,117,814

	$855,719	$757,747

Depreciation expense on all operations for the year ended December 31, 2012 and 2011 was $353,896 and $299,130, respectively.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Intangible Assets –

Intangible assets consisted of the follows:

	For the Year Ended December 31,
	2012	2011
Customer relationships & other	$4,597,912	$4,453,912
Less accumulated amortization	4,367,021	4,144,360

	$230,891	$309,552

As of December 31, 2012, estimated future amortization expense for the customer relationships is as follows:

2013	$140,835
2014	78,886
2015	8,670
$228,391

7.	Note Payable – Short Term –

The Company’s short-term debt is as follows:

	December 31,
	2012	2011
Note payable to WERCS with interest payable monthly at the fixed rate of 12% with the remaining principal balance and all accrued and unpaid interest owing paid on March 14, 2012.	$-	$1,000,000
Note payable to shareholders related to preferred stock conversion to common, due and payable, if no earlier payment demand is made, on April 30, 2013. The note accrues no interest.	405,163	-
	$405,163	$1,000,000

8.	Notes Payable – Long Term –

The Company’s long-term debt is as follows:

	December 31,
	2012	2011
Note payable (with a credit limit of $3,000,000) to River City Equity, Inc., a related party, with interest payable monthly at 12% due March 31, 2014 and upon certain events can be collateralized by substantially all assets of WCR.	$2,750,000	$1,000,000
Note payable to a related party with interest payable monthly at 10%, due March 1, 2013 and collateralized by substantially all assets of select locations of PQH.	94,397	449,340
Note payable to a related party with interest payable monthly at 10%, due April 1, 2013 and collateralized by substantially all assets of select locations of PQH.	115,668	440,499
Note payable with interest payable monthly at 7%, amortized through January 1, 2012 and collateralized by substantially all assets of select locations of PQH.	-	15,349
Total	2,960,065	1,905,188
Less current maturities	(210,065)	(695,123)
	$2,750,000	$1,210,065

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated repayments are as follows:

2013	$210,065
2014	2,750,000
$2,960,065

9.	Income Taxes –

The Company’s provision for income taxes is as follows:

	For the Year Ended December 31,
	2012	2011
Current:
Federal	$718,000	$549,000
State	132,000	100,000
	850,000	649,000

Deferred:
Federal	228,000	197,000
State	42,000	37,000
	270,000	234,000

	$1,120,000	$883,000

Deferred income tax assets (liabilities) are summarized as follows:

	For the Year Ended December 31,
	2012		2011
	Current	Non-Current	Current	Non-Current
Deferred income tax assets:
Allowance for loan receivable	$452,000	$-	$380,000	$-
Other	32,000	-	33,000	-
	484,000	-	413,000	-
Deferred income tax liabilities:
Property and equipment	-	(226,000)	-	(163,000)
Goodwill and intangible assets	-	(645,000)	-	(367,000)
	-	(871,000)	-	(530,000)

Net	$484,000	$(871,000)	$413,000	$(530,000)

Reconciliations from the statutory federal income tax rate to the effective income tax rate are as follows:

	For the Year Ended December 31,
	2012	2011
Income tax expense using the statutory federal rate	$987,000	$788,000
State income taxes, net of federal benefit	115,000	92,000
Other	18,000	3,000

Income tax expense	$1,120,000	$883,000

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is the Company’s practice to recognize penalties and/or interest related to income tax matters in interest and penalties expense. As of December 31, 2012 and 2011, the Company had an immaterial amount of accrued interest and penalties.

The Company is subject to income taxes in the U.S. federal jurisdiction and various states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Accounting principles generally accepted in the United States of America require management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company and has concluded that as of December 31, 2012, there are no uncertain positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. Management believes the Company is no longer subject to income tax examinations for years prior to 2009.

10.	Shareholders’ Equity –

Capitalization

At December 31, 2012, the Company’s authorized capital stock consists of 250,000,000 shares of no par value capital stock. All shares have equal voting rights and are entitled to one vote per share.

Of the 250,000,000 shares of authorized capital, 240,000,000 have been designated as common stock and 10,000,000 as Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock had a 10% cumulative dividend and could be converted on a share-for-share basis into common stock. The Company had the right to redeem some or all of the Series A Convertible Preferred Stock at any time, upon 60 days notice, at $3.50 per share, plus any cumulative unpaid dividends. Effective December 10, 2012, all of the outstanding preferred stock was converted to common. At December 31, 2011, 10,000,000 shares of Series A Convertible Preferred Stock were issued and outstanding.

Common Stock Repurchases

In February and March 2012, the Company repurchased an aggregate of 2,048,227 shares of its common stock from four shareholders at $0.15 per share for a total repurchase cost of $307,234.

Rights Offering

On June 18, 2012, the Company filed a registration statement with the SEC on Form S-1 relating to the proposed distribution of subscription rights (for no consideration) to the existing shareholders of the Company and the related public offer and sale of common stock to such shareholders.

The Company filed amendments to the registration statement on July 27, August 28, September 18, and October 9, 2012. The SEC declared the registration statement, as amended, effective on October 15. The Company distributed the subscription rights on such date and commenced its registered rights offering of common stock. This offering terminated on November 14, 2012.

Gross proceeds from the sale of 45 million shares of common stock at $0.10 per share was $4.5 million.

Preferred Stock Conversion to Common

On December 10, 2012, the Company entered into a Preferred Stock Conversion Agreement with WCR, LLC, a Delaware limited liability company, and Richard E. Miller, a director of the Company. WCR, LLC and Richard E. Miller were the holders of all of the Company’s 10,000,000 shares of issued and outstanding Series A Convertible Preferred Stock. Pursuant to the Preferred Stock Conversion Agreement, the preferred shareholders converted all of their respective preferred shares into 10,000,000 shares of common stock at the conversion rate set forth in the Certificate Designation for the Series A Convertible Preferred Stock (i.e., a one-for-one share basis). In consideration of the preferred shareholders’ conversion of their preferred shares, the Company paid all of the dividends accrued but unpaid on account of the Series A Convertible Preferred Stock through the date of conversion (i.e., December 10, 2012). The total amount of accrued but unpaid dividends on the Series A Convertible Preferred Stock at December 10, 2012 was $6,055,163. In this regard, the Company delivered to the preferred shareholders cash in the amount of $5,650,000 and demand promissory notes in the aggregate principal amount of $405,163. The demand promissory notes accrue no interest and will be due and payable, if no earlier payment demand is made, on April 30, 2013.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2008 Stock Incentive Plan

On February 2, 2008, the Board of Directors of the Company approved and adopted the Company’s 2008 Stock Incentive Plan, pursuant to which an aggregated of 2,000,000 shares of common stock have been reserved for issuance.  No options under this plan have been granted as of December 31, 2012.

The Company had no stock options or stock warrants outstanding at December 31, 2012.

11.	Preferred Stock Dividend –

Reconciliations of the cumulative preferred stock dividend payable are as follows:

	For the Year Ended December 31,
	2012	2011
Balance due, beginning of year	$3,550,000	$1,450,000
Current year preferred dividends payable	2,505,163	2,100,000
Preferred dividends paid (including note payable)	(6,055,163)	-

Balance due, end of year	$-	$3,550,000

In addition, the Company had $525,000 of fourth quarter unaccrued cumulative preferred dividends at December 31, 2011 that became due and payable January 15, 2012.

12.	Operating Lease Commitments –

The Company leases its facilities under operating leases with terms ranging from month to month to six years, with rights to extend for additional periods. Rent expense on all operations was approximately $2,305,800 and $1,704,000 in 2012 and 2011, respectively.  Future minimum lease payments are approximately as follows:

Year Ending December 31,	Amount
2013	$1,572,000
2014	1,216,000
2015	777,000
2016	360,000
2017 and thereafter	191,000
$4,116,000

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Other Expenses –

A breakout of other expense is as follows:

	For the Year Ended December 31,
	2012	2011
Store expenses
Bank fees	$323,760	$273,868
Collection costs	467,715	386,230
Repair and Maintenance	212,634	155,579
Supplies	390,010	248,011
Telephone	155,297	133,945
Utilities and network lines	690,521	486,355
Other	1,018,302	733,453
	$3,258,239	$2,417,441

General & administrative expenses
Professional fees	$252,067	$235,380
Management and consulting fees	539,316	411,250
Other	307,640	368,133
	$1,099,023	$1,014,763

14.	Acquisitions/Dispositions –

In 2012 the Company purchased the assets of various stores in separate transactions. The aggregate purchase price totaled $615,200.

In February through May 2012, the Company acquired three Cricket corporate-owned stores in Texas and two Cricket dealer-owned stores, one in Nebraska and the other in Washington. In October the Company acquired one Cricket corporate-owned store in Washington.

In 2011 the Company purchased the assets of various stores in separate transactions. The aggregate purchase price totaled $1,421,000.

In September through December 2011, the Company acquired 17 cellular retail storefronts (Arizona (2), Colorado (2), Idaho, (1), Illinois (4), Missouri (1), Nebraska (1), Ohio (1), Oklahoma (3) and Oregon (2)) for $1,373,000. Fourteen of the storefronts were previously Cricket corporate owned stores and 3 were acquired from another Cricket dealer.

In October 2011, the Company acquired one Payday store in Iowa for $48,000.

Under the purchase method of accounting the assets and liabilities of the aforementioned acquisitions were recorded at their respective fair values as of the purchase date as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash	$-	$4,000
Loans receivable	-	43,000
Property and equipment	87,500	115,000
Intangible assets	141,500	311,000
Goodwill	380,200	935,000
Other non-current assets	4,400	12,000
Other	1,600	1,000
	$615,200	$1,421,000

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of the operations for the acquired locations have been included in the consolidated financial statements since the date of the acquisitions. The following table presents the unaudited pro forma results of operations for the year ended December 31, 2012 and 2011, as if the acquisitions had been consummated at the beginning of 2011. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the 2011 or the results which may occur in the future.

	For the Year Ended December 31,
	2012	2011
Pro forma revenue	$27,179,000	$28,068,000
Pro forma net income (loss)	$(668,000)	$45,000
Pro forma net income (loss) per common share – basic and diluted	$(0.06)	$0.01

15.	Segment Information –

The Company has grouped its operations into two segments – Consumer Finance and Cellular Retail.  The Consumer Finance segment provides financial and ancillary services.  The Cellular Retail segment is a dealer for Cricket and Revol cellular carriers selling cellular phones and accessories, ancillary services and serving as a payment center for customers.

Segment information related to the years ended December 31, 2012 and 2011:

	For the Year Ended December 31, 2012			For the Year Ended December 31, 2011
	Consumer Finance	Cellular Retail	Total	Consumer Finance	Cellular Retail	Total

Revenues	$12,118,840	$14,395,234	$26,514,074	$11,211,739	$8,276,181	$19,487,920
Depreciation and amortization	$137,241	$439,316	$576,557	$151,249	$583,742	$734,991
Interest expense	$-	$243,581	$243,581	$-	$290,913	$290,913
Income tax expense (benefit)	$1,011,000	$109,000	$1,120,000	$963,000	$(80,000)	$883,000
Net income (loss)	$1,654,552	$126,969	$1,781,521	$1,575,757	$(140,526)	$1,435,231
Total segment assets	$15,575,520	$7,798,028	$23,373,548	$15,037,112	$6,984,665	$22,021,776
Expenditures for segmented assets	$102,329	$879,739	$982,068	$55,216	$1,451,856	$1,507,072

16.	Employment Agreement / Management Bonus Pool –

On March 31, 2010, the Company entered into an Employment Agreement with John Quandahl, its Chief Executive Officer and Chief Operating Officer. The Employment Agreement provides Mr. Quandahl with an annual base salary and eligibility for an annual performance-based cash bonus pool for management. The contract expires on March 31, 2013

The performance-based bonus provisions permit management to receive annual bonus payments in cash based on adjusted EBITDA and other targets established by the Board of Directors annually. If the Company’s actual adjusted EBITDA performance for a particular annual period ranges from 85-100% of the established adjusted EBITDA target, the cash bonus pool will be 7.5% of adjusted EBITDA. If the Company’s actual EBITDA performance for a particular annual period exceeds 100% of the established adjusted EBITDA target, 15% of adjusted EBITDA over the established target will be added to the cash bonus pool.

During 2012 and 2011, the bonus requirements were not satisfied due to the impact of various board approved transactions. The requirements would have otherwise been met. The board did, however, approve a bonus of approximately $333,000 for 2012. The Board approved modifications to the threshold calculations for 2011 by modifying them to exclude from the capital expenditures and working capital requirement calculations the cellular retail store acquisition transactions and related long-term debt. The bonus pool for 2011 is approximately $334,000.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Management and Advisory Agreement –

Effective June 21, 2012, the Company entered into an Amended and Restated Management and Advisory Agreement with Blackstreet Capital Management, LLC, (“Blackstreet”) to provide certain financial, managerial, strategic and operating advice and assistance. The original Management and Advisory Agreement was effective April 1, 2010. Blackstreet employs one of the Company’s directors and is affiliated with another entity to which a third director provides consulting services. The annual fees under the amended and restated contract will be the greater of (i) $330,750 (subject to annual increases of five percent) or (ii) five percent of Western Capital’s EBITDA.

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

Finally, the amended and restated agreement provides that a termination fee will be paid to Blackstreet in the event that the Company terminates the agreement in connection with a sale of all or substantially all of the assets of the Company to, or any merger or other transaction with, an unaffiliated entity, which transaction results in the holders of a majority of the stock of the Company immediately prior to such transaction owning less than 50% of the stock of the Company (or any successor entity) after giving effect to the transaction. The annual management and advisory fees related to the Management and Advisory Agreement with Blackstreet for the years ended December 31, 2012 and 2011 were $_326,807 and $311,250, respectively.

18.	Special Committee of the Board of Directors –

In June 2011, the Board of Directors appointed Mr. Ellery Roberts to a special committee of the board.  The appointment was made for a period of six months.  In November 2011 this appointment was extended through November 2012 and on November 28, 2012, this appointment was extended through November 2013. The Company paid $112,500 and $102,583 for the years ended December 31, 2012 and 2011, respectively.

19.	Consulting Agreement –

On March 7, 2012, a consulting agreement with Mr. Richard Miller, the Chairman of the Board, was approved by the Company’s Board of Directors. The agreement provides for consulting fees in the amount of $100,000 and contains the same terms and conditions as the earlier agreement that expired March 31, 2012. For the year ended December 31, 2012 and 2011, $100,000 was paid under this agreement.

20.	Related Party Transactions –

Leases

The Company leases three properties from an officer of the Company and another related party under operating leases, one that extends through October, 2016 requiring monthly lease payments of $1,680, one that extends through June, 2015 requiring monthly lease payments of $1,200, and one that extends through November, 2017 requiring monthly lease payments of $5,000.

In October 2012 the Company entered into the latter lease. The lease is for a term of 5 years and has monthly base rental payments of $5,000 per month. The lease is at terms substantially similar to other leases for property near that location. The lease transaction was approved by the Board of Directors and the related party abstained from voting. This property will be used for a new Cricket retail storefront and potentially for a relocated payday storefront. This lease may replace one of the existing related party leases that relates to the potentially relocated payday storefront.

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

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense to related parties for 2012 and 2011 was approximately $122,000 and $57,000, respectively.

Credit Facility

On October 18, 2011 the Company entered into a long-term Promissory Note with River City Equity, Inc. River City Equity, Inc. is a related party due to the relationship of one of its minority shareholders to the Company’s CEO. The note was amended December 7, 2012. Terms of the note are for up to $3,000,000 of principal to be loaned at a rate of 12% with interest payable on a monthly basis. The note matures and all accrued and unpaid interest and the unpaid principal is due and payable on March 31, 2014. The note includes a prepayment penalty and terms providing a security interest, under certain circumstances, in substantially all assets of the Company.

Interest expense for 2012 and 2011 on the related party notes payable was approximately $219,000 and $139,000, respectively.

21.	Litigation Matter –

On March 26, 2010, the Company and all of the then-current members of its Board of Directors, among others, were sued by our former Chief Financial Officer and another former member of management, Messrs. Steven Staehr and David Stueve, respectively. In that lawsuit, the plaintiffs have alleged, among other things, that our Board of Directors breached certain of their fiduciary duties primarily in connection with the sale by WERCS of its capital stock in the Company to WCR, LLC. On July 6, 2011, the U.S. District Court for the District of Minnesota granted the Company’s motion to dismiss the action without prejudice. The Company obtained a full and complete release from Steven Staehr pursuant to a Stock Redemption Agreement entered into on March 1, 2012, effective as of February 28, 2012. The redemption transaction contemplated by the agreement was consummated on March 12, 2012.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

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

As of December 31, 2012, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2012.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2012 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. Lurie, Besikof, Lapidus & Company, LLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2012.

32

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the fiscal year covered by this report that materially affected, or were reasonably likely to materially affect such controls.

ITEM 9B    OTHER INFORMATION

None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Our Board of Directors consists of Richard E. Miller, Angel Donchev, Thomas H. Ripley, Ellery Roberts and John Quandahl. The following table sets forth the name and position of each of our current directors and executive officers.

Name	Age	Positions
John Quandahl	46	Chief Executive Officer, Chief Operating Officer and Director
Steve Irlbeck	48	Chief Financial Officer
Rich Horner	49	Vice President, Wyoming Financial Lenders
Richard Miller	65	Director (Chairman)
Angel Donchev	31	Director
Thomas H. Ripley	44	Director
Ellery Roberts	42	Director

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

Angel Donchev was appointed as a director of the Company on March 31, 2010 in connection with the acquisition of voting control of the Company by WCR, LLC.  Mr. Donchev is employed by Blackstreet Capital Management, LLC, a Delaware limited liability company principally engaged in the management of private investments.  Mr. Donchev joined Blackstreet Capital Management in 2005 and currently serves as a director of American Combustion Industries, Flow Dry Technology, Inc., Alpha Graphics, Inc., and Swift Spinning, Inc.  (all of which are private companies).  Mr. Donchev has been involved in control buyouts of companies with combined revenues in excess of $300 million over the past five years.  Previously, Mr. Donchev worked as a generalist in the Corporate Finance division of Stephens Inc., a middle market investment bank, where he gained experience in a variety of M&A and public offering transactions.  Prior to that, Mr. Donchev worked for Teton Capital, an Austin, Texas based hedge fund, where he provided research and analysis on potential investments.  Mr. Donchev graduated summa cum laude from the McCombs School of Business at the University of Texas at Austin, where he received a BBA in Business Honors and Finance.

Thomas H. Ripley, was appointed as a director of the Company on February 17, 2012 to fill the vacancy created by Aldus Chapin, II. Mr. Ripley is an independent operating partner that has worked with Blackstreet Capital Management, LLC since April 2008 and currently serves as the Chairman of the Board of American Combustion Industries, and is also the President and a director of ThinkDirect Marketing Group.  Mr. Ripley has been an operating partner and member of the executive team of several companies since 2001.  Prior to his private equity experience, Mr. Ripley worked on Wall Street for Bear Stearns, and Goldman Sachs.  Mr. Ripley was a Captain in the U.S. Marine Corps and holds a Masters in Business from the University of Chicago, and completed his undergraduate studies at the Virginia Military Institute.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company by its officers and directors and by WCR, LLC, the Company believes that all such filings were filed on a timely basis for fiscal year 2012.

ITEM 11    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of Western Capital during the year ended December 31, 20121; and (ii) each other individual that served as an executive officer of either Western Capital or Wyoming Financial Lenders, Inc. at the conclusion of the year ended December 31, 2012 and who received more than $100,000 in the form of salary and bonus during such fiscal year. For purposes of this report, these individuals are collectively the “named executives” of the Company.

Name and Principal Position		Salary	Other Annual Compensation	Stock Option Awards	Total
John Quandahl (1)	2012	$246,000	$85,000	$0	$331,000
Pres. and Chief Operating Officer	2011	$246,000	$80,114	$0	$326,114
Steve Irlbeck (2)	2012	$165,000	$68,000	$0	$233,000
Chief Financial Officer	2011	$140,000	$70,000	$0	$210,000
Rich Horner (3)	2012	$163,000	$65,000	$0	$228,000
Treasurer of WFL	2011	$148,000	$64,000	$0	$212,000

(1)	Mr. Quandahl is the President and Chief Operating Officer of Wyoming Financial Lenders, Inc., the wholly owned and principal operating subsidiary of Western Capital that offers payday lending services. Mr. Quandahl also began serving as the Chief Operating Officer of Western Capital effective November 29, 2007, and continues to serve in that capacity. Effective January 1, 2009, Mr. Quandahl was also appointed to serve as the Company’s President and Chief Executive Officer. From January 1, 2009 through May 10, 2011, Mr. Quandahl also served as interim Chief Financial Officer.

(2)	Mr. Irlbeck is the Chief Financial Officer of Western Capital Resources. Mr. Irlbeck began serving as our Chief Financial Officer on May 10, 2011. Prior to May 10, 2011, Mr. Irlbeck was the Company’s Senior Director of Accounting.

(3)	Mr. Horner is the Company’s Controller became the Treasurer of Wyoming Financial Lenders in January 2009. Prior to January 2009, Mr. Horner served as the Company’s Controller.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

We had no outstanding equity awards as of December 31, 2012 for any named executives.

EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

We do not currently have change-in-control agreements with any named executives or any other current members of our executive management. On March 31, 2010, we entered into a three-year Employment Agreement with Mr. Quandahl to serve as our Chief Executive Officer and Chief Operating Officer for an annual base salary of $246,000 and eligibility for an annual performance-based cash bonus.

The performance-based bonus provisions of the Employment Agreement permit Mr. Quandahl and other members of management to receive annual bonus payments based on adjusted EBITDA targets annually established by the Board of Directors. The 2012 and 2011 adjusted EBITDA target was $5.2 million and $4 million, respectively. If the Company’s actual adjusted EBITDA performance for a particular annual period ranges from 85-100% of the established adjusted EBITDA target, management will be entitled to receive a cash bonus consisting of 7.5% of the actual adjusted EBITDA. Mr. Quandahl’s share of the bonus pool for any particular year is expected to be 10-50% and the bonus pool will be payable to other management-level participants in the bonus pool selected from time to time by the Board of Directors. If the Company’s actual adjusted EBITDA performance for a particular annual period is less than 85% of the established adjusted EBITDA target, no bonus will be payable, and if such performance exceeds 100% of the established adjusted EBITDA target, the bonus pool will include15% of the amount by which such performance exceeds the target. In addition to the adjusted EBITDA threshold, the agreement also contains capital expenditure and working capital thresholds.

During 2012 and 2011, the Board of Directors authorized certain transactions that resulted in the capital expenditure limitation and working capital threshold eligibility requirements not being satisfied. The board excluded these transactions when testing these two eligibility requirements in 2011 and 2012. The board also authorized the adjusted EBITDA calculation to exclude certain expenditures. The effect of those actions permitted eligible participants to benefit under the management bonus pool arrangement in both 2011 and 2012.

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

COMPENSATION OF DIRECTORS

Name and Principal Position		Compensation	Other Annual Compensation	Stock Option Awards	Total
Richard Miller (1)	2012	$0	$100,000	$0	$100,000
Chairman	2011	$0	$100,000	$0	$100,000
Ellery Roberts (2)	2012	$112,500	$0	$0	$112,500
Director	2011	$102,583	$0	$0	$102,583
Angel Donchev	2012	$0	$0	$0	$0
Director	2011	$0	$0	$0	$0
Thomas Ripley	2012	$8,000	$0	$0	$8,000
Director	2011	$0	$0	$0	$0
Aldus Chapin II (3)	2012	$0	$0	$0	$0
Director	2011	$0	$0	$0	$0

(1)	Mr. Miller provides management consulting services to the Company in addition to his services as Chairman of the Board. In accordance with the consulting agreement, his compensation is $100,000 per year.
(2)	Through the end of November 2012, Mr. Roberts served on a special committee of the Board of Directors. In connection with this service, the Board of Directors approved the payment of compensation to Mr. Roberts in the amount of $13,000 per month from June 2011 to November 2011, and $10,000 per month from December 2011 through November 2012.
(3)	Mr. Chapin resigned from the Board of Directors effective February 17, 2012.
38

ITEM 12        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of the close of business on March 26, 2013, we had outstanding 60,220,165 shares of common stock. Each share of capital stock is currently entitled to one vote on all matters put to a vote of our shareholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 26, 2013, by:

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

Name and Address	Common Shares Beneficially Owned (1)	Percentage of Common Shares (1)
Richard Miller (2)	1,683,336	2.8%
Ellery Roberts (3)	-	-
Angel Donchev (3)	-	-
Thomas H. Ripley (3)	-	-
Rich Horner (4)	100,000	0.2%
Steve Irlbeck (5)	200,000	0.3%
John Quandahl (6)	200,000	0.3%
All current executive officers and directors as a group (7)	2,183,337	3.6%
WCR, LLC (8) 5425 Wisconsin Avenue Suite #701 Chevy Chase, MD 20815	54,427,922	90.4%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Mr. Miller is a director of the Company.
(3)	Messrs. Roberts, Donchev and Riley are directors of the Company.

(4)	Mr. Horner became the Treasurer of Wyoming Financial Lenders, Inc. in January 2009.

(5)	Mr. Irlbeck became the Company’s Chief Financial Officer on May 10, 2011 and was the Company’s Senior Director of Accounting from January 1, 2009 to May 10, 2011.

(6)	Mr. Quandahl is the Company’s Chief Executive Officer and a director of the Company.

(7)	Consists of Messrs. Miller, Roberts, Donchev, Riley, Irlbeck, Horner and Quandahl.

(8)	Share figures contained in the table are taken from WCR LLC’s most recent filing under §13 of the Securities Exchange Act of 1934 on Form 4, filed on December 18, 2012.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND TRANSACTIONS

On October 18, 2011 the Company entered into a borrowing arrangement with River City Equity, Inc. and delivered a related long-term promissory note in favor of River City Equity. The Note was amended on December 7, 2012. The borrowing arrangement allows the Company to borrow up to $3,000,000 at an interest rate of 12% per annum, with interest payable on a monthly basis. The revised note matures on March 31, 2014, on which date all unpaid principal and accrued but unpaid interest thereon is due and payable. The note includes a prepayment penalty and, under certain circumstances, permits River City Equity to obtain a security interest in substantially all of the Company’s assets. As of December 31, 2012, $2,750,000 has been advanced under this arrangement. After the initial advancement from River City Equity under the borrowing arrangement, the brother of the Company’s Chief Executive Officer obtained an ownership interest in River City Equity. Since such time, there have been additional advancements. The Board of Directors has been apprized of the fact that, subsequent to the transactions creating the arrangement with River City Equity, that entity has become a “related party” under applicable SEC disclosure rules. The Company may in the future seek advancements from the $250,000 remaining available under the borrowing arrangement. In any such case, advancements will be approved in the manner required under the board’s related-party transaction policy discussed below.

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

The entire Board of Directors administers the policy and approves any related-party transactions. At each calendar year’s first regularly scheduled meeting, management discloses any related-party transactions to be entered into by the Company for that calendar year, including the proposed aggregate value of such transactions if applicable. After full disclosure of all material facts, review and discussion, the board approves or disapproves such transactions. If a related-party transaction will be ongoing, the board may establish guidelines for management to follow in its ongoing dealings with the related party. However, management is generally required to update the board as to any material change to the related-party transactions approved at the first calendar year meeting.

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

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our principal independent registered public accounting firm for the fiscal years indicated:

	2012	2011
Audit Fees	$67,485	$63,353
Audit-Related Fees	26,450	-
Tax Fees	-	-
All Other Fees	-	-

Total	$93,935	$63,353

Lurie Besikof Lapidus & Company, LLP did not perform any other audit-related, tax-related or other services for fees during either of fiscal 2012 or 2011.

Audit Fees. The fees identified under this caption were for professional services rendered by Lurie Besikof Lapidus & Company, LLP for years ended 2012 and 2011 in connection with the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

Audit-Related Fees. The fees under this caption relate to due diligence services related to management’s Asset Purchase Agreement to acquire substantially all of the assets of PC Doctors and Tecguard and our Form S-1 Registration Statement Under the Securities Act of 1933.

Approval Policy. Our Audit Committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in years ended 2012 and 2011 were pre-approved by the Audit Committee and Board of Directors, respectively.

PART IV

ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement with PQH Wireless, Inc., John Quandahl, Mark Houlton and Charles Payne, dated October 15, 2008 (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-1/A filed with the SEC on November 24, 2008).

3.1	Amended and Restated Articles of Incorporation, filed with the Minnesota Secretary of State on May 25, 2007 (incorporated by reference to Exhibit 3.1 to the registrant’s annual report on Form 10-K filed on April 7, 2008) (see also Exhibits 3.2 and 3.4 below).

3.2	Amendment to Amended and Restated Articles of Incorporation, filed with the Minnesota Secretary of State on December 27, 2007 (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K filed on April 7, 2008).

3.3	Articles of Merger relating to the merger of WFL Acquisition Corp. with and into Wyoming Financial Lenders, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on January 7, 2008) (see also Exhibit 2.1 above).

3.4	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed on January 7, 2008).

3.5	Amendment to Articles of Incorporation, filed with the Minnesota Secretary of State on March 18, 2008 (incorporated by reference to Exhibit 3.5 to the registrant’s annual report on Form 10-K filed on April 7, 2008).

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on June 23, 2008).

3.7	Amendment to Articles of Incorporation, filed with the Minnesota Secretary of State on July 29, 2008 (incorporated by reference to the registrant’s current report on Form 8-K filed on July 29, 2008).

3.8	Amendment to Articles of Incorporation, filed with the Minnesota Secretary of State on March 30, 2010 (incorporated by reference to the registrant’s current report on Form 8-K filed on April 2, 2010).
10.1	2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K filed on April 7, 2008).

10.2	Term Promissory Note in principal amount of $1,000,000 in favor of John Quandahl (incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-1/A filed with the SEC on November 24, 2008).

10.3	Term Promissory Note in principal amount of $1,000,000 in favor of Mark Houlton (incorporated by reference to Exhibit 10.8 to the registrant’s registration statement on Form S-1/A filed with the SEC on November 24, 2008).

10.4	Form of Security Agreement with Charles Payne, John Quandahl and Mark Houlton (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-1/A filed with the SEC on November 24, 2008).

10.5	Business Loan Agreement between Wyoming Financial Lenders, Inc. and WERCS, dated as of April 2, 2010 (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q filed on May 13, 2010).

10.6	Promissory Note of Wyoming Financial Lenders, Inc. to WERCS, dated as of April 2, 2010 (incorporated by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q filed on May 13, 2010).

10.7	Commercial Pledge Agreement between Western Capital Resources, Inc. and WERCS, dated as of April 2, 2010 (incorporated by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q filed on May 13, 2010).

10.8	Commercial Security Agreement between Wyoming Financial Lenders, Inc. and WERCS, dated as of April 2, 2010 (incorporated by reference to Exhibit 10.8 to the registrant’s quarterly report on Form 10-Q filed on May 13, 2010).

10.9	Employment Agreement with John Quandahl dated as of March 31, 2010 (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q filed on May 13, 2010).

10.10	Management and Advisory Agreement with Blackstreet Capital Management, LLC, dated as of May 10, 2010 (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q filed on August 13, 2010).

10.11	Promissory Note delivered in favor of River City Equity, Inc. dated as of October 18, 2011 (incorporated by reference to Exhibit 10.11 to registrant’s annual report on Form 10-K filed on March 30, 2012).

10.12	Security Agreement delivered in favor of River City Equity, Inc. dated as of October 18, 2011 (incorporated by reference to Exhibit 10.12 to registrant’s annual report on Form 10-K filed on March 30, 2012).

10.13	Stock Redemption Agreement with Steven Staehr, dated as of February 28, 2012 (incorporated by reference to Exhibit 10.16 to registrant’s annual report on Form 10-K filed on March 30, 2012).

10.14	Consulting Agreement with Ric Miller Consulting, Inc. dated as of April 1, 2010 (incorporated by reference to Exhibit 10.17 to registrant’s annual report on Form 10-K filed on March 30, 2012).

14	Code of Ethics (amended and restated as of March 30, 2012) (incorporated by reference to Exhibit 14 to registrant’s annual report on Form 10-K filed on March 30, 2012).

21	List of Subsidiaries (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Capital Resources, Inc.

/s/ John Quandahl	3/29/13
John Quandahl

Chief Executive Officer

/s/ Steve Irlbeck	3/29/13
Steve Irlbeck

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Quandahl	3/29/13	/s/ Richard Miller	3/29/13
John Quandahl, Director,		Richard Miller, Director
Chief Executive Officer, Chief Operating Officer		(Chairman)
(principal executive officer)

		/s/ Angel Donchev	3/29/13
Angel Donchev, Director

/s/ Steve Irlbeck	3/29/13	/s/ Thomas H. Ripley	3/29/13
Steve Irlbeck, Chief Financial Officer		Thomas Ripley, Director
(principal financial officer and principal accounting
officer)
		/s/ Ellery Roberts	3/29/13
Ellery Roberts, Director

