Form 10-Q
period 2013-03-31
WESTERN CAPITAL RESOURCES, INC.
filed 2013-05-14
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013 or

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2013, the registrant had outstanding 60,220,165 shares of common stock, no par value per share.

Western Capital Resources, Inc.

Index

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION
Item 6. Exhibits	18

SIGNATURES	19

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONTENTS

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Income	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS

CURRENT ASSETS
Cash	$2,398,242	$2,246,619
Loans receivable (less allowance for losses of $1,001,000 and $1,191,000)	4,134,780	5,084,510
Inventory	1,142,673	1,084,510
Prepaid expenses and other	434,186	486,239
Deferred income taxes	414,000	484,000
TOTAL CURRENT ASSETS	8,523,881	9,385,878

PROPERTY AND EQUIPMENT	823,578	855,719

GOODWILL	12,774,069	12,774,069

INTANGIBLE ASSETS	221,164	230,891

OTHER	132,154	126,991

TOTAL ASSETS	$22,474,846	$23,373,548

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,934,688	$3,119,786
Note payable – short-term	405,163	405,163
Current portion long-term debt	29,278	210,065
Deferred revenue	233,963	293,294
TOTAL CURRENT LIABILITIES	2,603,092	4,028,308

LONG-TERM LIABILITIES
Note payable – long-term	2,750,000	2,750,000
Deferred income taxes	924,000	871,000
TOTAL LONG-TERM LIABILITIES	3,674,000	3,621,000

TOTAL LIABILITIES	6,277,092	7,649,308

SHAREHOLDERS’ EQUITY
Common stock, no par value, 240,000,000 shares authorized, 60,220,165 and 60,397,780 shares issued and outstanding.	-	-
Additional paid-in capital	22,353,600	22,371,362
Accumulated deficit	(6,155,846)	(6,647,122)
TOTAL SHAREHOLDERS’ EQUITY	16,197,754	15,724,240

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$22,474,846	$23,373,548

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
REVENUES
Payday loan fees	$2,395,993	$2,307,901
Phones and accessories	3,321,920	2,741,696
Cellular sales & service fees	1,726,573	1,995,025
Installment interest income	257,642	196,509
Check cashing fees	152,638	195,812
Other income and fees	234,320	79,827
	8,089,086	7,516,770

STORE EXPENSES
Phone and accessories cost of sales	2,561,842	1,835,075
Salaries and benefits	1,756,526	1,687,392
Occupancy	651,237	552,308
Provisions for loan losses	321,347	276,390
Advertising	88,887	77,121
Depreciation	81,653	69,245
Amortization of intangible assets	39,227	59,401
Other	910,751	752,278
	6,411,470	5,309,210

INCOME FROM STORES	1,677,616	2,207,560

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	514,014	527,732
Depreciation	6,192	5,492
Interest expense	83,617	78,121
Other	282,517	304,173
	886,340	915,518

INCOME BEFORE INCOME TAXES	791,276	1,292,042

INCOME TAX EXPENSE	300,000	503,000

NET INCOME	491,276	789,042

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS (assumes all paid)	-	(525,000)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$491,276	$264,042

NET INCOME PER COMMON SHARE –
Basic and diluted	$0.01	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING –
Basic and diluted	60,320,814	6,512,273

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
OPERATING ACTIVITIES
Net Income	$491,276	$789,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	87,845	74,737
Amortization	39,227	59,401
Deferred income taxes	123,000	102,000
Changes in operating assets and liabilities:
Loans receivable	949,730	1,062,305
Inventory	(58,163)	95,742
Prepaid expenses and other assets	46,890	(29,764)
Accounts payable and accrued liabilities	(1,185,098)	151,776
Deferred revenue	(59,331)	(64,356)
Net cash provided by operating activities	435,376	2,240,883

INVESTING ACTIVITIES
Purchases of property and equipment	(55,704)	(21,157)
Purchases of intangible assets	(29,500)	-
Acquisition of stores, net of cash acquired	-	(356,100)
Net cash used by investing activities	(85,204)	(377,257)

FINANCING ACTIVITIES
Payments on notes payable – short-term	-	(1,000,000)
Payments on notes payable – long-term	(180,787)	(179,000)
Advances from notes payable – long-term	-	200,000
Common stock redemption	(17,762)	(307,234)
Net cash used by financing activities	(198,549)	(1,286,234)

NET INCREASE IN CASH	151,623	577,392

CASH
Beginning of year	2,246,619	1,909,442
End of year	$2,398,242	$2,486,834

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$219,000	$18,966
Interest paid	$82,362	$87,728

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2012. The condensed consolidated balance sheet at December 31, 2012, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

Western Capital Resources, Inc. (WCR), through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL), Express Pawn, Inc. (EP), and PQH, Inc. (PQH), collectively referred to as the “Company”, provides retail financial services and retail cellular phone sales to individuals primarily in the Midwestern United States.  The Company operated 51 “Payday” stores and one payday/pawn store in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming) as of March 31, 2013. The Company operated 50 cellular retail stores in 14 states (Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon, Texas, and Washington) as of March 31, 2013.  The consolidated financial statements include the accounts of WCR, WFL, PQH, and EP. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company, through its “Consumer Finance” division, provides non-recourse cash advance and installment loans, collateralized non-recourse pawn loans, check cashing and other money services.  The short-term uncollateralized non-recourse consumer loans, known as “cash advance” or “payday” loans, are in amounts that typically range from $100 to $500. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s personal check for the aggregate amount of the cash advanced plus a fee. The fee varies from state to state, based on applicable regulations, and generally ranges from $15 to $22 per each $100 borrowed. To repay a cash advance loan, a customer may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection. Installment loans provide customers with cash in exchange for a promissory note with a maturity of generally three to six months and are unsecured. The fee and interest rate on installment loans vary based on applicable regulations.

In August 2012, we opened our first pawn store by converting an existing payday location into a joint payday/pawn store. The company provides collateralized non-recourse loans, commonly known as “pawn loans”, with a maturity of four months. Allowable service charges will vary by state and loan size. Our pawn loans earn 15% per month. The loan amount varies depending on the valuation of each item pawned. We generally lend from 30% to 55% of the collateral’s estimated resale value depending on an evaluation of several factors. Customers then have the option to redeem the pawned merchandise during the term or at expiration of the pawn loan or forfeiting the merchandise to us on expiration. At our pawn stores we sell merchandise that was acquired through either customer forfeiture of pawn collateral or second-hand merchandise purchased from customers or consigned to us.

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

The Company also operates a “Cellular Retail” division that is an authorized Cricket dealer selling cellular phones and accessories, providing ancillary services and accepting service payments from customers.

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

Revenue Recognition

The Company recognizes fees on cash advance loans on a constant-yield basis ratably over the loans’ terms. Title and installment loan fees and interest are recognized using the interest method, except that installment loan origination fees are recognized as they become non-refundable, and installment loan maintenance fees are recognized when earned. The Company recognizes fees on redeemed pawn loans on a constant-yield basis ratably over the loans’ terms. No fees are recognized on forfeited pawn loans. The Company records revenue from check cashing fees, sales of phones, accessories, and pawn inventory, and fees from all other services in the period in which the sale or service is completed.

Loans Receivable Allowance

The Company maintains a loan loss allowance for anticipated losses for our payday and installment loans. We do not record loan losses or charge-offs of pawn or title loans because the value of the collateral exceeds the loan amount. To estimate the appropriate level of the loan loss allowance, we consider the amount of outstanding loan principal, interest and fees, historical charge offs, current and expected collection patterns and current economic trends. Our current loan loss allowance is based on our historical net write off percentage, net charge offs to loan principal, interest and fee amounts that originated during the last 24 months, applied against the balance of loan principal, interest and fees outstanding. The Company also periodically performs a look-back analysis on its loan loss allowance to verify the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. The Company is aware that as conditions change, it may also need to make additional allowances in future periods.

Included in loans receivable are unpaid principal, interest and fee balances of payday, installment, pawn and title loans that have not reached their maturity date, and “late” payday loans that have reached maturity within the last 180 days and have remaining outstanding balances.  Late payday loans generally are unpaid loans where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.   Loans are carried at cost plus accrued interest or fees less payments made and the loans receivable allowance.  The Company does not specifically reserve for any individual loan.  The Company aggregates loan types for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.   All returned items are charged-off after 180 days, as collections after that date have not been significant.  The loans receivable allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

Net Income Per Common Share

Basic net income per common share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the year. There were no dilutive securities at March 31, 2013. Diluted net income per common share, applicable to the three months ended March 31, 2012, is computed by dividing the net income available to common shareholders by the sum of the weighted average number of common shares outstanding plus potentially dilutive common share equivalents (convertible preferred shares) when dilutive. All shares of potentially dilutive Series A Convertible Preferred Stock outstanding at March 31, 2012 were anti-dilutive and therefore excluded from the dilutive net income per share computation.

Segment Reporting

The Company has grouped its operations into two segments – Consumer Finance division and Cellular Retail division. The Consumer Finance division provides financial and ancillary services. The Cellular Retail division is an authorized Cricket and Revol dealer selling cellular phones and accessories, providing ancillary services and accepting service payments from customers.

Recent Accounting Pronouncements

No new accounting pronouncement issued or effective during the fiscal quarter has had or is expected to have a material impact on the condensed consolidated financial statements.

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

For the three months ended March 31, 2013 and 2012, the Company had significant revenues by state (shown as a percentage of applicable division’s revenue when over 10%) as follows:

Consumer Finance Division			Cellular Retail Division
	2013 % of Revenues	2012 % of Revenues		2013 % of Revenues	2012 % of Revenues
Nebraska	29%	26%	Missouri	10%	18%
Wyoming	15%	15%	Nebraska	22%	13%
North Dakota	18%	18%	Texas	13%	11%
Iowa	11%	12%	Indiana	* %	12%
			Oklahoma	* %	10%

* Less than 10%

3.	Loans Receivable –

At March 31, 2013 and December 31, 2012 our outstanding loans receivable aging was as follows:

March 31, 2013
	Payday	Installment	Pawn & Title	Total
Current	$3,507,129	$276,574	$153,667	$3,937,370
1-30	195,274	47,605	-	242,879
31-60	163,147	25,307	-	188,454
61-90	190,109	14,196	-	204,305
91-120	184,823	7,323	-	192,146
121-150	179,651	2,705	-	182,356
151-180	187,026	1,244	-	188,270
	4,607,159	374,954	153,667	5,135,780
Allowance for losses	(935,000)	(66,000)	-	(1,001,000)
	$3,672,159	$308,954	$153,667	$4,134,780

December 31, 2012
	Payday	Installment	Pawn & Title	Total
Current	$4,318,517	$391,137	$171,344	$4,880,998
1-30	269,091	47,538	-	316,629
31-60	234,514	16,285	-	250,799
61-90	216,717	3,201	-	219,918
91-120	202,642	1,051	-	203,693
121-150	215,562	388	-	215,950
151-180	187,523	-	-	187,523
	5,644,566	459,600	171,344	6,275,510
Allowance for losses	(1,119,000)	(72,000)	-	(1,191,000)
	$4,525,566	$387,600	$171,344	$5,084,510

4.	Loans Receivable Allowance –

As a result of the Company’s collection efforts, it historically writes off approximately 41% of the returned payday items.  Based on days past the check return date, write-offs of payday returned items historically have tracked at the following approximate percentages: 1 to 30 days – 41%; 31 to 60 days – 66%; 61 to 90 days – 83%; 91 to 120 days – 86%; and 121 to 180 days – 91%.  A rollforward of the Company’s loans receivable allowance for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012

Loans receivable allowance, beginning of period	$1,191,000	$1,001,000
Provision for loan losses charged to expense	321,000	276,000
Charge-offs, net	(511,000)	(413,000)
Loans receivable allowance, end of period	$1,001,000	$864,000

5.	Note Payable – Short Term –

The Company’s short-term debt is as follows:

	March 31, 2013	December 31, 2012
Note payable to shareholders related to preferred stock conversion to common, due and payable, if no earlier payment demand is made, on April 30, 2013. The note accrues no interest.	$405,163	$405,163

6.	Notes Payable – Long Term –

The Company’s long-term debt is as follows:

	March 31, 2013	December 31, 2012
Note payable (with a credit limit of $3,000,000) to River City Equity, Inc., a related party, with interest payable monthly at 12% due March 31, 2014 and upon certain events can be collateralized by substantially all assets of WCR.	$2,750,000	$2,750,000
Note payable to a related party with interest payable monthly at 10%, due March 1, 2013 and collateralized by substantially all assets of select locations of PQH.	-	94,397
Note payable to a related party with interest payable monthly at 10%, due April 1, 2013 and collateralized by substantially all assets of select locations of PQH.	29,278	115,668
Total	2,779,278	2,960,065
Less current maturities	(29,278)	(210,065)
	$2,750,000	$2,750,000

7.	Other Expense –

A breakout of other expense is as follows:

	Three Months Ended March 31,
	2013	2012
Store expenses
Bank fees	$106,943	$81,620
Collection costs	111,733	128,698
Repair and Maintenance	65,254	34,191
Supplies	74,480	87,925
Telephone	39,581	33,834
Utilities and network lines	200,845	176,172
Other	311,915	209,838
	$910,751	$752,278
General & administrative expenses
Professional fees	$115,103	$85,923
Management and consulting fees	107,687	133,750
Other	59,727	84,500
	$282,517	$304,173

8.	Segment Information –

The Company has grouped its operations into two segments – Consumer Finance and Cellular Retail.  The Consumer Finance segment provides financial and ancillary services.  The Cellular Retail segment is a dealer for Cricket and Revol cellular carriers selling cellular phones and accessories, ancillary services and serving as a payment center for customers.

Segment information related to the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Consumer Finance	Cellular Retail	Total	Consumer Finance	Cellular Retail	Total

Revenues	$3,057,290	$5,031,796	$8,089,086	$2,789,116	$4,727,654	$7,516,770
Net income	$410,341	$80,935	$491,276	$368,771	$420,271	$789,042
Total segment assets	$15,133,343	$7,341,503	$22,474,846	$14,677,536	$6,984,468	$21,662,004

9.	Subsequent Events –

Compensatory Agreement with CEO

On April 11, 2013, the Company entered into an Amended and Restated Employment Agreement with its Chief Executive Officer, Mr. John Quandahl, to be effective as of April 1, 2013, due to the fact that the Company’s earlier Employment Agreement with Mr. Quandahl expired as of March 31, 2013. The amended and restated agreement has a term of three years and contains other terms and conditions that are identical to those of the original agreement. Specifically, the amended and restated agreement provides an annual base salary and eligibility for an annual performance-based cash bonus pool for management.

The performance-based bonus provisions of the amended and restated agreement permit members of the Company’s management to receive annual bonus payments based on adjusted EBITDA targets annually established by the Board of Directors. If the Company’s actual adjusted EBITDA performance for a particular annual period ranges from 85-100% of the established adjusted EBITDA target, management will be entitled to receive a cash bonus consisting of 7.5% of the actual adjusted EBITDA. Mr. Quandahl’s share of the bonus pool for any particular year is expected to be 10-50% (but may be more), and the bonus pool will be payable to other management-level participants in the bonus pool, if any, selected from time to time by the Board of Directors in its discretion. If the Company’s actual adjusted EBITDA performance for a particular annual period is less than 85% of the established adjusted EBITDA target, no bonus will be payable, and if such performance exceeds 100% of the established adjusted EBITDA target, the bonus pool will include 15% of the amount by which such performance exceeds the target. In addition to the adjusted EBITDA threshold, the amended and restated agreement also contains capital expenditure and working capital thresholds.

The amended and restated agreement also contains customary non-solicitation and non-competition provisions as well as provisions for severance payments upon termination by the Company without cause or upon termination by Mr. Quandahl with good reason.

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

Specific factors that might cause actual results to differ from our expectations or may affect the value of the common stock include, but are not limited to:

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

General Overview

Consumer finance operations are conducted under our wholly owned subsidiaries, Wyoming Financial Lenders, Inc. and Express Pawn, Inc., primarily in the Midwestern and Southwestern United States. Services provided include short-term loans (non-recourse “cash advance” or “payday” loans, small unsecured installment loans, collateralized non-recourse pawn loans and title loans), check cashing and other money services. As of March 31, 2013, we operated 51 “payday” stores and one payday/pawn store in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming).

The Company provides short-term unsecured consumer cash advance loans in amounts that typically range from $100 to $500. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s post-dated personal check for the aggregate amount of the cash advance, plus a fee. The fee varies from state to state based on applicable regulations, and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed. To repay the cash advance loan, a customer may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection.

The Company provides unsecured installment loans in exchange for a promissory note with a maturity of generally three to six months. The fee and interest rate on installment loans vary based on applicable regulations. The Company provides collateralized non-recourse loans, commonly known as “pawn loans”, with a maturity of four months. Allowable service charges will vary by state and loan size. Our pawn loans earn 15% per month. The loan amount varies depending on the valuation of each item pawned. We generally lend from 30% to 55% of the collateral’s estimated resale value depending on an evaluation of several factors. Customers then have the option to redeem the pawned merchandise during the term or at expiration of the pawn loan or forfeit the merchandise to us on expiration. At our pawn stores we sell merchandise that was acquired through either customer forfeiture of pawn collateral or second-hand merchandise purchased from customers or consigned to us.

The Company also provides title loans and other ancillary consumer financial products and services that are complementary to its cash advance-lending business, such as check-cashing services, money transfers and money orders.  In our check cashing business, we primarily cash payroll checks, but we also cash government assistance, tax refund and insurance checks or drafts.

All of our loan and other services are subject to state regulations (which vary from state to state), federal regulations and local regulation, where applicable.

Cellular retail operations are conducted under our wholly owned subsidiary, PQH Wireless, Inc. This division operates retail stores selling cellular phones and accessories. We are an authorized Cricket dealer selling cellular phones and accessories, providing ancillary services and accepting service payments from customers. Our cellular phone offerings include prepaid cellular phone service that functions for a period of time for a flat fee, without usage limitations and without any long-term contract or commitment required from the consumer. Authorized dealers are permitted to sell the carrier’s line and generally locate their store operations in areas with a strong potential customer base where the carrier does not maintain a corporate storefront. These locations are generally within the urban core or surrounding areas of a community. We are an authorized premier Cricket dealer, and as such, we are only permitted to sell the Cricket line of prepaid cellular phones at our Cricket retail stores. As of March 31, 2013, we operated 50 Cricket wireless retail stores in 14 states (Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon, Texas and Washington).

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

With respect to our cost structure, phone and accessory cost of sales and salaries and benefits are two of our largest costs and are driven primarily by the size and number of storefronts operated throughout the period and seasonal fluctuation in sales volumes.   Occupancy costs make up our third largest expense item.  Our provision for losses is also a significant expense.  We have experienced seasonality in our Cricket operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

We evaluate our stores based on net store profits, revenue growth, gross profit contributions and, for payday stores, loss ratio (which is losses as a percentage of payday loan fees), with consideration given to the length of time the store has been open and its geographic location.  We evaluate changes in comparable store financial and other measures on a routine basis to assess operating efficiency.  We define comparable stores as those that are open during the full periods for which a comparison is being made.  For example, comparable stores for the annual analysis we undertook as of December 31, 2012 have been open at least 24 months on that date.  We monitor newer stores for their progress toward profitability and rate of loan growth, units sold, or payment volume.

The contraction of the payday loan industry has followed, and continues to be significantly affected by, payday lending legislation and regulation in the various states and nationally.  We actively monitor and evaluate legislative and regulatory initiatives in each of the states and nationally, and are involved with the efforts of the various industry lobbying efforts.  To the extent that states enact legislation or regulations that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business could be adversely affected.  In Nebraska, legislation was introduced in 2008 (but did not advance) to ban all cash advance or payday loans in Nebraska.  Despite the defeat of this legislation, since we derived approximately 27% of our 2012 and 29% of our year-to-date 2013 total payday revenues in Nebraska, any subsequent attempts to pass similar legislation in Nebraska, or other legislation that would restrict our ability to make cash advance loans in Nebraska, would pose significant risks to our business.

To further diversify our geographic reach, our strategic expansion plans involve the expansion and diversification of our product and service offerings.  For this reason, we have focused, and expect to continue to focus, a significant amount of time and resources on the conversion of select payday locations to joint pawn/payday locations and development of our cellular retail stores.  In an effort to expand our product and service offerings within the Payday division, we intend to either introduce pawn stores into a limited number of existing payday locations and launch or buy additional pawn store locations. We believe that successful expansion, both geographically and product- and service-wise, will help to mitigate the regulatory and economic risk inherent in our business by making us less reliant on (i) cash advance and installment lending alone and (ii) any particular aspect of our business that is concentrated geographically.

A summary table of the number of stores operated during the periods ended March 31, 2013 and 2012 follows:

	3 Months Ended March 31, 2013			3 Months Ended March 31, 2012
	Payday	Payday/Pawn	Wireless	Payday	Payday/Pawn	Wireless
Beginning	51	1	57	52	-	45
Acquired / Launched	-	-	-	-	-	3
Converted	-	-	-	-	-	-
Closed	-	-	7	-	-	-
Ending	51	1	50	52	-	48

Discussion of Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis.  The preparation of these financial statements requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  We evaluate these estimates and assumptions on an ongoing basis.  We base these estimates on the information currently available to us and on various other assumptions that we believe are reasonable under the circumstances.  Actual results could vary materially from these estimates under different assumptions or conditions.

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

Loans Receivable Allowance

We maintain a loan loss allowance for anticipated losses for our payday and installment loans. We do not record loan losses or charge-offs of pawn or title loans because the value of the collateral exceeds the loan amount. To estimate the appropriate level of the loan loss allowance, we consider the amount of outstanding loan principal, interest and fees, historical charge offs, current and expected collection patterns and current economic trends. Our current loan loss allowance is based on our historical net write off percentage, net charge offs to loan principal, interest and fee amounts that originated during the last 24 months , applied against the balance of loan principal, interest and fees outstanding. The Company also periodically performs a look-back analysis on its loan loss allowance to verify the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. The Company is aware that as conditions change, it may also need to make additional allowances in future periods.

Included in loans receivable are unpaid principal, interest and fees of payday, installment, pawn and title loans that have not reached their maturity date and “late” payday loans that have reached maturity within the last 180 days and have remaining outstanding balances.  Late payday loans generally are unpaid loans where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.  Loans are carried at cost plus accrued interest or fees less payments made and the loans receivable allowance.  The Company does not specifically reserve for any individual loan.  The Company aggregates loans for purposes of estimating the allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  The Company utilizes a software program to assist with the tracking of its historical portfolio statistics.

As a result of the Company’s collection efforts, it historically writes off approximately 41% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximate percentages: 1 to 30 days – 41%; 31 to 60 days – 66%; 61 to 90 days – 83%; 91 to 120 days – 86%; and 121 to 180 days – 91%.  All returned payday items are charged off after 180 days, as collections after that date have not been significant.  The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

A rollforward of the Company’s loans receivable allowance for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012

Loans receivable allowance, beginning of period	$1,191,000	$1,001,000
Provision for loan losses charged to expense	321,000	276,000
Charge-offs, net	(511,000)	(413,000)
Loans receivable allowance, end of period	$1,001,000	$864,000

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

Results of Operations – Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

For the three-month period ended March 31, 2013, net income was $.49 million compared to net income of $.79 million for the three months ended March 31, 2012. During the three months ended March 31, 2013, income from operations before income taxes was $.79 million compared to $1.29 million for the three months ended March 31, 2012. Current versus prior year, throughout some point of the quarters, we operated nine additional cellular retail storefronts and one pawn store. The major components of revenues, store expenses, general and administrative expenses, and income tax expense are discussed below.

Revenues

The following table summarizes our revenues for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,		% Change Year	Three Months Ended March 31,
	2013	2012	Over Year	2013	2012
				(percentage of revenues)

Payday loan fees	$2,395,993	$2,307,901	3.8%	29.6%	30.7%
Phones and accessories	3,321,920	2,741,696	21.2%	41.1%	36.5%
Cellular sales & service fees	1,726,573	1,995,025	(13.5)%	21.3%	26.5%
Installment interest income	257,642	196,509	31.1%	3.2%	2.6%
Check cashing fees	152,638	195,812	(22.0)%	1.9%	2.6%
Other income and fees	234,320	79,827	193.5%	2.9%	1.1%
Total	$8,089,086	$7,516,770	7.6%	100.0%	100.0%

Revenues totaled $8.09 million for the three months ended March 31, 2013, compared to $7.52 million for the three months ended March 31, 2012. The increase in total revenues resulted primarily from higher Cellular retail division revenue, which can be attributed to a higher per unit selling price of phones and from approximately $170,000 of pawn revenues that were zero in 2012. A breakdown of phone units sold shows in increase of higher priced “smart” phones and a decrease for lower priced “feature” phones. For the Consumer Finance division, during the three-month periods ended March 31, 2013 and 2012, we originated approximately $16.4 million and $15.8 million in cash advance loans, respectively. Our average cash advance loan (including fees) totaled approximately $398 and $383 during the three-month periods ended March 31, 2013 and 2012, respectively. Our average fee for the three-month periods ended March 31, 2013 and 2012 was $57 and $54, respectively.

Store Expenses

The following table summarizes our store expenses for the three months ended March 31 2013 and 2012, respectively:

	Three Months Ended March 31,		% Change Year	Three Months Ended March 31,
	2013	2012	Over Year	2013	2012
				(percentage of revenues)
Store Expenses:
Phone and accessories cost of sales	$2,561,842	$1,835,075	39.6%	31.7%	24.4%
Salaries and benefits	1,756,526	1,687,392	4.1%	21.6%	22.5%
Occupancy	651,237	552,308	17.9%	8.1%	7.3%
Provisions for loan losses	321,347	276,390	16.3%	4.0%	3.7%
Advertising	88,887	77,121	15.3%	1.1%	1.0%
Depreciation	81,653	69,245	17.9%	1.0%	0.9%
Amortization of intangible assets	39,227	59,401	(34.0)%	0.5%	0.8%
Other	910,751	752,278	21.1%	11.3%	10.0%
	$6,411,470	$5,309,210	20.8%	79.3%	70.6%

As the table above demonstrates, total expenses associated with store operations for the three months ended March 31, 2013 were $6.41 million, compared to $5.31 million for the three months ended March 31, 2012, or a 20.8% increase for the interim periods. The major components of these expenses are phone and accessories costs of sales, salaries and benefits for our store employees, occupancy costs relating to our store leaseholds, provisions for loan losses, advertising expenses, depreciation of store equipment and leasehold improvements, amortization of intangible assets and other expenses associated with store operations.

Overall, our most significant store expenses for the three months ended March 31, 2013 and 2012 related to phone and accessory costs, salaries and benefits for our store employees, occupancy costs and provision for loan losses. A discussion and analysis of the various components of our store expenses appears below.

Phone and Accessories Cost of Sales. For the three months ended March 31, 2013, our costs of sales were $2.56 million compared to $1.84 million for the same period in 2012. The increase in our Cellular Retail segment phone and accessory costs resulted from a higher per unit cost per phone year over year which is in line with the increased sales of smart phones discussed in the previous section. Our gross profit per phone unit varies little between a smart or feature phone, resulting in a decreasing gross profit from phone sales.

Salaries and Benefits. Payroll and related costs at the store level were $1.76 million compared to $1.69 million for the three-month periods ended March 31, 2013 and 2012, respectively. The increase is attributed to operating the additional cellular and pawn stores.

Occupancy Costs. Occupancy expenses, consisting mainly of store leases, were $.65 million for the three months ended March 31, 2013 versus $.55 million for the three months ended March 31, 2012. The increase is attributed to operating the additional cellular and pawn stores.

Provisions for Loan Losses. For the three months ended March 31, 2013, our provisions for loan losses were $.32 million compared to $.28 million for the three months ended March 31, 2012. Our provisions for loan losses represented approximately 12.1% and 11.20% of our payday and installment loan revenue for the three months ended March 31, 2013 and 2012, respectively. The increase can be attributed to the higher default rate associated with installment lending. Due to the inability to foretell the scope and duration of the current economic recovery, there exists uncertainty in how significant our total 2013 loan losses may or may not be and how they may differ from 2012.

Advertising. Advertising and marketing expenses were $.09 million and $.08 million for the three months ended March 31, 2013 and 2012, respectively. In general, we expect that our marketing and advertising expenses for 2013 will remain consistent.

Depreciation. Depreciation, relating to store equipment and leasehold improvements, increased to $.08 million for the three months ended March 31, 2013 compared to $.07 million for the three months ended March 31, 2012.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $.04 million for the three months ended March 31, 2013 from $.06 million for the three month period ended March 31, 2012.

Other Store Expenses. Other expenses increased to $.91 million for the three months ended March 31, 2013 from $.75 million for the three months ended March 31, 2012.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2012 and 2011, respectively:

	Three Months Ended March 31,		% Change Year	Three Months Ended March 31,
	2013	2012	Over Year	2013	2012
				(percentage of revenues)
General & Administrative Expenses:
Salaries and benefits	$514,014	$527,732	(2.6)%	6.4%	7.1%
Depreciation	6,192	5,492	12.7%	0.1%	0.1%
Interest expense	83,617	78,121	7.0%	1.0%	1.0%
Other expense	282,517	304,173	(7.1)%	3.5%	4.0%
	$886,340	$915,518	(3.2)%	11.0%	12.2%

Total general and administrative costs for the three months ended March 31, 2013 were $.89 million compared to $.92 million for the period ended March 31, 2012. For the three months ended March 31, 2013 and 2012, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses. A discussion and analysis of the various components of our general and administrative costs appears below:

Salaries and Benefits. Salaries and benefits expenses for the three months ended March 31, 2013 were $.51 million, a $.02 million decrease from the $.53 million in such expenses during the period ended March 31, 2012.

Interest. Interest expense for the three months ended March 31, 2013 and 2012 was $.08 million.

Other General and Administrative Expenses. Other general and administrative expenses, such as professional fees, management and consulting fees, utilities, office supplies, and other minor costs associated with corporate headquarters activities, decreased $.02 million to $.28 million for the three months ended March 31, 2013 compared to $.30 million from the three months ended March 31, 2012.

Income Tax Expense

Income tax expense for the three months ended March 31, 2013 was $.30 million compared to income tax expense of $.50 million for the three months ended March 31, 2012, an effective rate of 38% and 39%, respectively.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three Months Ended March 31,
	2013	2012

Cash flows provided (used) by:
Operating activities	$435,376	$2,240,883
Investing activities	(85,204)	(377,257)
Financing activities	(198,549)	(1,286,234)
Net increase in cash	151,623	577,392
Cash, beginning of period	2,246,619	1,909,442
Cash, end of period	$2,398,242	$2,486,834

At March 31, 2013, we had cash of $2.40 million compared to cash of $2.49 million on March 31, 2012. We believe that our available cash, combined with expected cash flows from operations, will be sufficient to fund our liquidity and capital expenditure requirements through March 31, 2014. Our expected short-term uses of available cash include the funding of operating activities (including anticipated increases in payday loans), the financing of expansion activities, including new store openings or store acquisitions, and the repayment of short-term debt.

Because of the constant threat of regulatory changes to the payday lending industry, we believe it will be difficult for us to obtain debt financing from traditional financial institutions. Financing we may obtain from alternate sources is likely to involve higher interest rates.

Credit Facilities

On October 18, 2011, the Company entered into a borrowing arrangement with River City Equity, Inc. and delivered a related long-term promissory note in favor of River City Equity. The promissory note was amended on December 7, 2012. The borrowing arrangement allows the Company to borrow up to $3,000,000 at an interest rate of 12% per annum, with interest payable on a monthly basis. The note matures on March 31, 2014, on which date all unpaid principal and accrued but unpaid interest thereon is due and payable. The note includes a prepayment penalty and, under certain circumstances, permits River City Equity to obtain a security interest in all of the Company’s assets. As of March 31, 2013, $2,750,000 has been advanced under this arrangement.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of March 31, 2013, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit	Description
10.1	Amended and Restated Employment Agreement with John Quandahl, effective April 1, 2013 (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Schema Document (filed herewith).

101.CAL	XBRL Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Definition Linkbase Document (filed herewith).

101.LAB	XBRL Label Linkbase Document (filed herewith).

101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2013	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Stephen Irlbeck
Stephen Irlbeck
Chief Financial Officer

