Form 10-Q
period 2013-06-30
WESTERN CAPITAL RESOURCES, INC.
filed 2013-08-12
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013 or

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 12, 2013, the registrant had outstanding 60,220,165 shares of common stock, no par value per share.

Western Capital Resources, Inc.

Index

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION
Item 6. Exhibits	20

SIGNATURES	21

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONTENTS

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Income	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS

CURRENT ASSETS
Cash	$2,173,313	$2,246,619
Loans receivable (less allowance for losses of $956,000 and $1,191,000)	4,809,188	5,084,510
Inventory	1,315,012	1,084,510
Prepaid expenses and other	470,420	486,239
Deferred income taxes	398,000	484,000
TOTAL CURRENT ASSETS	9,165,933	9,385,878

PROPERTY AND EQUIPMENT	817,862	855,719

GOODWILL	12,774,069	12,774,069

INTANGIBLE ASSETS	183,850	230,891

OTHER	126,324	126,991

TOTAL ASSETS	$23,068,038	$23,373,548

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,535,374	$3,119,786
Note payable – short-term	-	405,163
Current portion long-term debt	2,750,000	210,065
Deferred revenue	261,733	293,294
TOTAL CURRENT LIABILITIES	5,547,107	4,028,308

LONG-TERM LIABILITIES
Note payable – long-term	-	2,750,000
Deferred income taxes	987,000	871,000
TOTAL LONG-TERM LIABILITIES	987,000	3,621,000

TOTAL LIABILITIES	6,534,107	7,649,308

SHAREHOLDERS’ EQUITY
Common stock, no par value, 240,000,000 shares authorized, 60,220,165 and 60,397,780 shares issued and outstanding.	-	-
Additional paid-in capital	22,353,600	22,371,362
Accumulated deficit	(5,819,669)	(6,647,122)
TOTAL SHAREHOLDERS’ EQUITY	16,533,931	15,724,240

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,068,038	$23,373,548

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
REVENUES
Payday loan fees	$2,344,585	$2,351,757	$4,740,578	$4,659,658
Phones and accessories	2,306,915	1,628,329	5,628,835	4,370,025
Cellular sales and service fees	1,879,595	1,483,342	3,606,168	3,478,367
Installment interest income	232,476	248,156	490,118	444,665
Check cashing fees	128,840	146,595	281,478	342,407
Other income and fees	205,696	69,790	440,016	149,617
	7,098,107	5,927,969	15,187,193	13,444,739

STORE EXPENSES
Phone and accessories cost of sales	1,865,136	1,095,938	4,426,978	2,931,013
Salaries and benefits	1,753,463	1,605,796	3,509,989	3,293,188
Occupancy	625,579	559,443	1,276,816	1,111,751
Provisions for loan losses	423,845	356,118	745,192	632,508
Advertising	83,831	80,259	172,718	157,380
Depreciation	84,428	70,680	166,081	139,925
Amortization of intangible assets	37,314	56,846	76,541	116,247
Other	851,366	771,458	1,762,117	1,523,736
	5,724,962	4,596,538	12,136,432	9,905,748

INCOME FROM STORES	1,373,145	1,331,431	3,050,761	3,538,991

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	484,228	429,354	998,242	957,086
Depreciation	6,636	5,614	12,828	11,106
Interest expense	82,274	51,267	165,891	129,388
Other	257,830	274,445	540,347	578,618
	830,968	760,680	1,717,308	1,676,198

INCOME BEFORE INCOME TAXES	542,177	570,751	1,333,453	1,862,793

INCOME TAX EXPENSE	206,000	217,000	506,000	720,000

NET INCOME	336,177	353,751	827,453	1,142,793

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS (assumes all paid)	-	(525,000)	-	(1,050,000)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$336,177	$(171,249)	$827,453	$92,793

NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted	$0.01	$(0.03)	$0.01	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and diluted	60,220,165	5,397,780	60,270,211	5,955,027

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012

OPERATING ACTIVITIES
Net Income	$827,453	$1,142,793
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	178,909	151,031
Amortization	76,541	116,247
Deferred income taxes	202,000	146,000
Changes in operating assets and liabilities
Loans receivable	275,322	325,717
Inventory	(230,502)	51,011
Prepaid expenses and other assets	16,486	(261)
Accounts payable and accrued liabilities	(584,412)	(22,620)
Deferred revenue	(31,561)	(26,843)
Net cash provided by operating activities	730,236	1,883,075

INVESTING ACTIVITIES
Purchase of property and equipment	(141,052)	(122,203)
Purchase of intangible assets	(29,500)	-
Acquisition of stores, net of cash acquired	-	(453,600)
Net cash used by investing activities	(170,552)	(575,803)

FINANCING ACTIVITIES
Payments on notes payable – short-term	(405,163)	(1,000,000)
Payments on notes payable – long-term	(210,065)	(346,776)
Advances from notes payable – long-term	-	200,000
Common stock redemption	(17,762)	(307,234)
Net cash used by financing activities	(632,990)	(1,454,010)

NET DECREASE IN CASH	(73,306)	(146,738)

CASH
Beginning of period	2,246,619	1,909,442
End of period	$2,173,313	$1,762,704

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$245,650	$368,969
Interest paid	$164,830	$140,404

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2012. The condensed consolidated balance sheet at December 31, 2012, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

Western Capital Resources, Inc. (WCR), through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL), Express Pawn, Inc. (EP), and PQH Wireless, Inc. (PQH), collectively referred to as the “Company,” provides retail financial services to individuals and operates retail cellular and retail pawn stores primarily in the Midwestern United States.  The Company operated 51 “Payday” stores, one payday/pawn store, and one pawn store in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming) as of June 30, 2013. The Company operated 52 cellular retail stores in 14 states (Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon, Texas, and Washington) as of June 30, 2013.  The consolidated financial statements include the accounts of WCR, WFL, PQH, and EP. All significant intercompany balances and transactions have been eliminated in consolidation.

Through our “Consumer Finance” division, we provide non-recourse cash advance and installment loans, collateralized non-recourse pawn loans, check cashing and other money services, and operate retail pawn stores.  The short-term uncollateralized non-recourse consumer loans, known as “cash advance” or “payday” loans, are in amounts that typically range from $100 to $500. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s personal check for the aggregate amount of the cash advanced plus a fee. The fee varies from state to state, based on applicable regulations, and generally ranges from $15 to $22 per each $100 borrowed. To repay a cash advance loan, a customer may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection. Installment loans provide customers with cash in exchange for a promissory note with a maturity of generally three to six months and are unsecured. The fee and interest rate on installment loans vary based on applicable regulations.

In August 2012, we opened our first pawn store by converting an existing payday location into a joint payday/pawn store. We opened our second pawn store in May 2013. We provide collateralized non-recourse loans, commonly known as “pawn loans”, with a maturities of one to four months, depending on the state. Allowable service charges will vary by state and loan size. Our pawn loans earn 15% to 20% per month. The loan amount varies depending on the valuation of each item pawned. We generally lend from 30% to 55% of the collateral’s estimated resale value depending on an evaluation of several factors. Customers then have the option to redeem the pawned merchandise during the term or at expiration of the pawn loan or forfeiting the merchandise to us on expiration. At our pawn stores we sell merchandise that was acquired through either customer forfeiture of pawn collateral or second-hand merchandise purchased from customers or consigned to us.

We also provide title loans and other ancillary consumer financial products and services that are complementary to our cash advance-lending business, such as check-cashing services, money transfers and money orders.  In our check cashing business, we primarily cash payroll checks, but we also cash government assistance, tax refund and insurance checks or drafts. Our fees for cashing payroll checks average approximately 2.5% of the face amount of the check, subject to local market conditions, and this fee is deducted from the cash given to the customer for the check. We display our check cashing fees in full view of our customers on a menu board in each store and provide a detailed receipt for each transaction. Although we have established guidelines for approving check-cashing transactions, we have no preset limit on the size of the checks we will cash.

Our loans and other related services are subject to state regulations (which vary from state to state), federal regulations and local regulations, where applicable.

We also operate a “Cellular Retail” division that is an authorized Cricket premier dealer, selling cellular phones and accessories, providing ancillary services and accepting service payments from customers.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Net Income Per Common Share

Basic net income per common share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the year. There were no dilutive securities at June 30, 2013. Diluted net income per common share, applicable to the three and six months ended June 30, 2013, is computed by dividing the net income available to common shareholders by the sum of the weighted average number of common shares outstanding plus potentially dilutive common share equivalents (convertible preferred shares) when dilutive. There were no outstanding shares of potentially dilutive Series A Convertible Preferred Stock at June 30, 2013. All shares of potentially dilutive Series A Convertible Preferred Stock outstanding at June 30, 2012 were anti-dilutive and therefore excluded from the dilutive net income per share computation for that period.

Segment Reporting

The Company has grouped its operations into two segments – Consumer Finance division and Cellular Retail division. The Consumer Finance division provides financial and ancillary services. The Cellular Retail division is an authorized Cricket premier dealer selling cellular phones and accessories, providing ancillary services and accepting service payments from customers.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was passed by the U.S. Congress and signed into law. Under the Act, a new Consumer Financial Protection Bureau (“CFPB”) will consolidate most federal regulation of financial services offered to consumers, and replace the Office of Thrift Supervision’s seat on the FDIC Board. Almost all credit providers, including mortgage lenders, providers of payday loans, other nonbank financial companies, and banks and credit unions with assets over $10 billion, will be subject to new regulations to be passed by the CFPB. While the CFPB does not appear to have authority to make rules limiting interest rates or fees charged, the scope and extent of the CFPB’s authority will nonetheless be broad, and it is expected that the CFPB will address issues such as rollovers or extensions of payday loans and compliance with federal rules and regulations. Future restrictions on the payday lending industry by the CFPB could have serious consequences for the Company.

Any adverse change in present federal laws or regulations that govern or otherwise affect payday lending could result in curtailment or cessation of the Company’s operations in certain jurisdictions or locations. Furthermore, any failure to comply with any applicable federal laws or regulations could result in fines, litigation, the closure of one or more store locations or negative publicity. Any such change or failure would have a corresponding impact on the Company’s results of operations and financial condition, primarily through a decrease in revenues resulting from the cessation or curtailment of operations, decrease in operating income through increased legal expenditures or fines, and could also negatively affect the Company’s general business prospects if the Company is unable to effectively replace such revenues in a timely and efficient manner or if negative publicity effects its ability to obtain additional financing as needed.

The passage of federal or state laws and regulations could, at any point, essentially prohibit the Company from conducting its payday lending business in its current form. Any such legal or regulatory change would certainly have a material and adverse effect on the Company, its operating results, financial condition and prospects, and perhaps even its viability.

For the six months ended June 30, 2013 and 2012, the Company had significant revenues by state (shown as a percentage of applicable division’s revenue when over 10%) as follows:

Consumer Finance Division			Cellular Retail Division
	2013 % of Revenues	2012 % of Revenues		2013 % of Revenues		2012 % of Revenues
Nebraska	29%	26%	Missouri	*	%	16%
Wyoming	15%	15%	Nebraska	26%		13%
North Dakota	19%	18%	Texas	13%		12%
Iowa	11%	12%	Indiana	*	%	11%
			Oklahoma	*	%	10%

* Less than 10%

3.	Loans Receivable –

At June 30, 2013 and December 31, 2012 our outstanding loans receivable aging was as follows:

June 30, 2013
	Payday	Installment	Pawn & Title	Total
Current	$3,981,470	$344,586	$238,561	$4,564,617
1-30	294,731	51,914	-	346,645
31-60	227,798	19,560	-	247,358
61-90	146,324	10,371	-	156,695
91-120	138,619	4,199	-	142,818
121-150	131,820	2,196	-	134,016
151-180	170,808	2,231	-	173,039
	5,091,570	435,057	238,561	5,765,188
Allowance for losses	(896,000)	(60,000)	-	(956,000)
	$4,195,570	$375,057	$238,561	$4,809,188

December 31, 2012
	Payday	Installment	Pawn & Title	Total
Current	$4,318,517	$391,137	$171,344	$4,880,998
1-30	269,091	47,538	-	316,629
31-60	234,514	16,285	-	250,799
61-90	216,717	3,201	-	219,918
91-120	202,642	1,051	-	203,693
121-150	215,562	388	-	215,950
151-180	187,523	-	-	187,523
	5,644,566	459,600	171,344	6,275,510
Allowance for losses	(1,119,000)	(72,000)	-	(1,191,000)
	$4,525,566	$387,600	$171,344	$5,084,510

4.	Loans Receivable Allowance –

As a result of the Company’s collection efforts, it historically writes off approximately 41% of the returned payday items.  Based on days past the check return date, write-offs of payday returned items historically have tracked at the following approximate percentages: 1 to 30 days – 41%; 31 to 60 days – 66%; 61 to 90 days – 83%; 91 to 120 days – 86%; and 121 to 180 days – 91%.  A rollforward of the Company’s loans receivable allowance for the six months ended June 30, 2013 and 2012 is as follows:

	Six Months Ended June 30,
	2013	2012

Loans receivable allowance, beginning of period	$1,191,000	$1,001,000
Provision for loan losses charged to expense	745,191	632,508
Charge-offs, net	(980,191)	(728,508)
Loans receivable allowance, end of period	$956,000	$905,000

5.	Note Payable – Short Term –

The Company’s short-term debt is as follows:

	June 30, 2013	December 31, 2012
Note payable to shareholders related to preferred stock conversion to common, due and payable, if no earlier payment demand is made, on April 30, 2013. The note accrues no interest.	$-	$405,163

6.	Notes Payable – Long Term –

The Company’s long-term debt is as follows:

	June 30, 2013	December 31, 2012
Note payable (with a credit limit of $3,000,000) to River City Equity, Inc., a related party, with interest payable monthly at 12% due March 31, 2014 and upon certain events can be collateralized by substantially all assets of WCR.	$2,750,000	$2,750,000
Note payable to a related party with interest payable monthly at 10%, due March 1, 2013 and collateralized by substantially all assets of select locations of PQH.	-	94,397
Note payable to a related party with interest payable monthly at 10%, due April 1, 2013 and collateralized by substantially all assets of select locations of PQH.	-	115,668
Total	2,750,000	2,960,065
Less current maturities	2,750,000	210,065
	$-	$2,750,000

7.	Other Expense –

A breakout of other expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Store expenses
Bank fees	$99,373	$75,617	$206,316	$157,237
Collection costs	126,182	106,828	237,915	235,526
Repairs & maintenance	48,160	61,332	113,414	95,523
Supplies	88,281	98,596	162,761	186,521
Telephone	39,534	43,645	79,115	77,479
Utilities and network lines	177,205	159,487	378,050	335,659
Other	272,631	225,953	584,546	435,791
	$851,366	$771,458	$1,762,117	$1,523,736

General & administrative expenses
Professional fees	$76,258	$61,291	$191,361	$147,214
Management and consulting fees	111,822	137,692	219,509	271,442
Other	69,750	75,462	129,477	159,962
	$257,830	$274,445	$540,347	$578,618

8.	Segment Information –

The Company has grouped its operations into two segments – Consumer Finance and Cellular Retail.  The Consumer Finance segment provides financial and ancillary services.  The Cellular Retail segment is a dealer for Cricket and Revol cellular carriers selling cellular phones and accessories, ancillary services and serving as a payment center for customers.

Segment information related to the three and six months ended June 30, 2013 and 2012 is set forth below:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Consumer Finance	Cellular Retail	Total	Consumer Finance	Cellular Retail	Total

Revenues from external customers	$2,924,470	$4,173,637	$7,098,107	$2,839,713	$3,088,256	$5,927,969
Net income	$277,740	$58,437	$336,177	$372,601	$(18,850)	$353,751

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Consumer Finance	Cellular Retail	Total	Consumer Finance	Cellular Retail	Total

Revenues from external customers	$5,981,758	$9,205,435	$15,187,193	$5,628,830	$7,815,909	$13,444,739
Net income (loss)	$688,080	$139,373	$827,453	$741,374	$401,419	$1,142,793
Total segment assets	$15,634,372	$7,433,666	$23,068,038	$14,728,243	$7,044,853	$21,773,096

9.	Employment Agreement –

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

10.	Subsequent Events –

AT&T Acquisition of Leap Wireless

On July 12, 2013, AT&T announced an agreement between AT&T and Leap Wireless to acquire Leap Wireless. Leap Wireless owns the Cricket Wireless business that is a critical component and focus of the Company’s Cellular Retail division. AT&T’s acquisition of Leap Wireless is subject to a number of conditions, including approval from the Federal Trade Commission for purposes of federal anti-trust laws.

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

General Overview

Consumer finance operations are conducted under our wholly owned subsidiaries, Wyoming Financial Lenders, Inc. and Express Pawn, Inc., primarily in the Midwestern and Southwestern United States. Services provided include short-term loans (non-recourse “cash advance” or “payday” loans, small unsecured installment loans, collateralized non-recourse pawn loans and title loans), check cashing and other money services. As of June 30, 2013, we operated 51 “payday” stores, one payday/pawn store, and one pawn store in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming).

In our consumer finance operations, we provide short-term unsecured consumer cash advance loans in amounts that typically range from $100 to $500. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s post-dated personal check for the aggregate amount of the cash advance, plus a fee. The fee varies from state to state based on applicable regulations, and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed. To repay the cash advance loan, a customer may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection.

We provide unsecured installment loans in exchange for a promissory note with a maturity of generally three to six months. The fee and interest rate on installment loans vary based on applicable regulations. We also provide collateralized non-recourse loans, commonly known as “pawn loans,” with a maturity of one to four months. Allowable service charges will vary by state and loan size. Our pawn loans earn 15% to 20% per month. The loan amount varies depending on the valuation of each item pawned. We generally lend from 30% to 55% of the collateral’s estimated resale value depending on an evaluation of several factors. Customers then have the option to redeem the pawned merchandise during the term or at expiration of the pawn loan or forfeit the merchandise to us on expiration. At our pawn stores we sell merchandise that was acquired through either customer forfeiture of pawn collateral or second-hand merchandise purchased from customers or consigned to us.

Also as part of our consumer finance operations, we provide title loans and other ancillary consumer financial products and services that are complementary to its cash advance-lending business, such as check-cashing services, money transfers and money orders.  In our check cashing business, we primarily cash payroll checks, but we also cash government assistance, tax refund and insurance checks or drafts.

All of our loan and other services are subject to state regulations (which vary from state to state), federal regulations and local regulation, where applicable.

Our Cellular retail operations are conducted under our wholly owned subsidiary, PQH Wireless, Inc. This division operates retail stores selling cellular phones and accessories. We are an authorized Cricket dealer selling cellular phones and accessories, providing ancillary services and accepting service payments from customers. Our cellular phone offerings include prepaid cellular phone service that functions for a period of time for a flat fee, without usage limitations and without any long-term contract or commitment required from the consumer. Authorized dealers are permitted to sell the carrier’s line and generally locate their store operations in areas with a strong potential customer base where the carrier does not maintain a corporate storefront. These locations are generally within the urban core or surrounding areas of a community. We are an authorized premier Cricket dealer, and as such, we are only permitted to sell the Cricket line of prepaid cellular phones at our Cricket retail stores. As of June 30, 2013, we operated 52 Cricket wireless retail stores in 14 states (Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon, Texas and Washington).

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

A summary table of the number of stores operated during the six-month periods ended June 30, 2013 and 2012 follows:

	6 Months Ended June 30, 2013				6 Months Ended June 30, 2012
	Consumer Finance	Payday / Pawn	Pawn	Cellular Retail	Consumer Finance	Payday / Pawn	Pawn	Cellular Retail
Beginning	51	1	-	57	52	-	-	45
Acquired / Launched	-	-	1	3	-	-	-	5
Converted	-	-	-	-	-	-	-	-
Closed	-	-	-	8	-	-	-	-
Ending	51	1	1	52	52	-	-	50

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

Included in loans receivable are unpaid principal, interest and fees of payday, installment, pawn and title loans that have not reached their maturity date and “late” payday loans that have reached maturity within the last 180 days and have remaining outstanding balances.  Late payday loans generally are unpaid loans where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.  Loans are carried at cost plus accrued interest or fees less payments made and the loans receivable allowance.  We do not specifically reserve for any individual loan.  We aggregate loans for purposes of estimating the allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  We utilize a software program to assist with the tracking of its historical portfolio statistics.

As a result of our collection efforts, we historically write off approximately 41% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximate percentages: 1 to 30 days – 41%; 31 to 60 days – 66%; 61 to 90 days – 83%; 91 to 120 days – 86%; and 121 to 180 days – 91%.  All returned payday items are charged off after 180 days, as collections after that date have not been significant.  The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

A rollforward of our loans receivable allowance for the six months ended June 30, 2013 and 2012 is as follows:

	Six Months Ended June 30,
	2013	2012

Loans receivable allowance, beginning of period	$1,191,000	$1,001,000
Provision for loan losses charged to expense	745,191	632,508
Charge-offs, net	(980,191)	(728,508)
Loans receivable allowance, end of period	$956,000	$905,000

Valuation of Long-lived and Intangible Assets

We assess the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is analyzed on an annual basis. Factors that could trigger an impairment review include significant underperformance relative to expected historical or projected future cash flows, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured based on the excess of the assets’ carrying value over the estimated fair value.

Results of Operations – Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

For the three-month period ended June 30, 2013, net income was $.34 million compared to net income of $.35 million for the three months ended June 30, 2012. During the three months ended June 30, 2013, income from operations before income taxes was $.54 million compared to $.57 million for the three months ended June 30, 2012. Compared to the prior three-month period, throughout some point of the quarters, we operated three additional cellular retail storefronts and two pawn stores. The major components of revenues, store expenses, general and administrative expenses, and income tax expense are discussed below.

Revenues

The following table summarizes our revenues for the three months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,			Three Months Ended June 30,
	2013	2012	% Change Year Over Year	2013	2012
				(percentage of revenues)

Payday loan fees	$2,344,585	$2,351,757	(0.3)%	33.0%	39.7%
Phones and accessories	2,306,915	1,628,329	41.7%	32.5%	27.5%
Cellular sales & service fees	1,879,595	1,483,342	26.7%	26.5%	25.0%
Installment interest income	232,476	248,156	(6.3)%	3.3%	4.2%
Check cashing fees	128,840	146,595	(12.1)%	1.8%	2.4%
Other income and fees	205,696	69,790	194.7%	2.9%	1.2%
Total	$7,098,107	$5,927,969	19.7%	100.0%	100.0%

Revenues totaled $7.10 million for the three months ended June 30, 2013, compared to $5.93 million for the three months ended June 30, 2012. The increase in total revenues resulted primarily from higher Cellular retail division revenue, which can be attributed to a higher per unit selling price of phones. A breakdown of phone units sold shows in increase of higher priced “smart” phones and a decrease for lower priced “feature” phones. For the Consumer Finance division, during the three-month periods ended June 30, 2013 and 2012, we originated approximately $16.72 million and $16.60 million in cash advance loans, respectively. Our average cash advance loan (including fees) totaled approximately $392 and $384 during the three-month periods ended June 30, 2013 and 2012, respectively. Our average fee for the three-month periods ended June 30, 2013 and 2012 was $57 and $55, respectively.

Store Expenses

The following table summarizes our store expenses for the three months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,			Three Months Ended June 30,
	2013	2012	% Change Year Over Year	2013	2012
				(percentage of revenues)
Store Expenses:
Phone and accessories cost of sales	$1,865,136	$1,095,938	70.2%	26.3%	18.5%
Salaries and benefits	1,753,463	1,605,796	9.2%	24.7%	27.1%
Occupancy	625,579	559,443	11.8%	8.8%	9.4%
Provisions for loan losses	423,845	356,118	19.0%	6.0%	6.0%
Advertising	83,831	80,259	4.5%	1.2%	1.4%
Depreciation	84,428	70,680	19.5%	1.2%	1.2%
Amortization of intangible assets	37,314	56,846	(34.4)%	0.5%	1.0%
Other	851,366	771,458	10.4%	12.0%	13.0%
	$5,724,962	$4,596,538	24.5%	80.7%	77.5%

As the table above demonstrates, total expenses associated with store operations for the three months ended June 30, 2013 were $5.72 million, compared to $4.60 million for the three months ended June 30, 2012, or a 24.5% increase for the interim periods. The major components of these expenses are phone and accessories costs of sales, salaries and benefits for our store employees, occupancy costs relating to our store leaseholds, provisions for loan losses, advertising expenses, depreciation of store equipment and leasehold improvements, amortization of intangible assets and other expenses associated with store operations.

Overall, our most significant store expenses for the three months ended June 30, 2013 and 2012 related to phone and accessory costs, salaries and benefits for our store employees, occupancy costs and provision for loan losses. A discussion and analysis of the various components of our store expenses appears below.

Phone and Accessories Cost of Sales. For the three months ended June 30, 2013, our costs of sales were $1.87 million compared to $1.10 million for the same period in 2012. The increase in our Cellular Retail segment phone and accessory costs resulted from a higher per unit cost per phone year over year, which is in line with the increased sales of smart phones discussed in the previous section. Our gross profit per phone unit varies little between a smart or feature phone, resulting in a decreasing gross profit from phone sales.

Salaries and Benefits. Payroll and related costs at the store level were $1.75 million compared to $1.61 million for the three-month periods ended June 30, 2013 and 2012, respectively. The increase is attributed to operating the additional cellular and pawn stores.

Occupancy Costs. Occupancy expenses, consisting mainly of store leases, were $.63 million for the three months ended June 30, 2013 versus $.56 million for the three months ended June 30, 2012. The increase is attributed to operating the additional cellular and pawn stores.

Provisions for Loan Losses. For the three months ended June 30, 2013, our provisions for loan losses were $.42 million compared to $.36 million for the three months ended June 30, 2012. Our provisions for loan losses represented approximately 16.4% and 13.7% of our payday and installment loan revenue for the three months ended June 30, 2013 and 2012, respectively. The increase can be attributed to the higher default rate associated with installment lending. Due to our inability to foretell the scope and duration of the current economic recovery, we are uncertain how significant our total 2013 loan losses may be and how they may differ from 2012.

Advertising. Advertising and marketing expenses were $.08 million for each of the three months ended June 30, 2013 and 2012. In general, we expect that our marketing and advertising expenses for 2013 will remain materially consistent with 2012 expenses.

Depreciation. Depreciation, relating to store equipment and leasehold improvements, increased to $.08 million for the three months ended June 30, 2013 compared to $.07 million for the three months ended June 30, 2012.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $.04 million for the three months ended June 30, 2013 from $.06 million for the three month period ended June 30, 2012.

Other Store Expenses. Other expenses increased to $.85 million for the three months ended June 30, 2013 from $.77 million for the three months ended June 30, 2012.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,			Three Months Ended June 30,
	2013	2012	%Change Year Over Year	2013	2012
				(percentage of revenues)
General & Administrative Expenses:
Salaries and benefits	$484,228	$429,354	12.8%	6.8%	7.2%
Depreciation	6,636	5,614	18.2%	0.1%	0.1%
Interest expense	82,274	51,267	60.5%	1.2%	0.9%
Other expense	257,830	274,445	(6.1)%	3.6%	4.6%
	$830,968	$760,680	9.2%	11.7%	12.8%

Total general and administrative costs for the three months ended June 30, 2013 were $.83 million compared to $.76 million for the period ended June 30, 2012. For the three months ended June 30, 2013 and 2012, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses. A discussion and analysis of the various components of our general and administrative costs appears below:

Salaries and Benefits. Salaries and benefits expenses for the three months ended June 30, 2013 were $.48 million, a $.05 million increase from the $.43 million in such expenses during the period ended June 30, 2012.

Interest. Interest expense for the three months ended June 30, 2013 and 2012 was $.08 million and $.05 million, respectively.

Other General and Administrative Expenses. Other general and administrative expenses, such as professional fees, management and consulting fees, utilities, office supplies, and other minor costs associated with corporate headquarters activities, decreased $.01 million to $.26 million for the three months ended June 30, 2013 compared to $.27 million from the three months ended June 30, 2012.

Income Tax Expense

Income tax expense for the three months ended June 30, 2013 was $.21 million compared to income tax expense of $.22 million for the three months ended June 30, 2012, an effective rate of 38% for each period.

Results of Operations – Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

For the six-month period ended June 30, 2013, net income was $.83 million compared to net income of $1.14 million for the six months ended June 30, 2012. During the six months ended June 30, 2013, income from operations before income taxes was $1.33 million compared to $1.86 million for the six months ended June 30, 2012. Compared to the prior six-month period, throughout some point of the quarters, we operated ten additional cellular retail storefronts and two pawn stores. The major components of revenues, store expenses, general and administrative expenses, and income tax expense are discussed below.

Revenues

The following table summarizes our revenues for the three months ended June 30, 2013 and 2012, respectively:

	Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change Year Over Year	2013	2012
				(percentage of revenues)

Payday loan fees	$4,740,578	$4,659,658	1.7%	31.2%	34.7%
Phones and accessories	5,628,835	4,370,025	28.8%	37.1%	32.5%
Cellular sales & service fees	3,606,168	3,478,367	3.7%	23.7%	25.9%
Installment interest income	490,118	444,665	10.2%	3.2%	3.3%
Check cashing fees	281,478	342,407	(17.8)%	1.9%	2.5%
Other income and fees	440,016	149,617	194.1%	2.9%	1.1%
Total	$15,187,193	$13,444,739	13.0%	100.0%	100.0%

Revenues totaled $15.2 million for the six months ended June 30, 2013, compared to $13.44 million for the six months ended June 30, 2012. The increase in total revenues resulted primarily from higher Cellular retail division revenue, which can be attributed to a higher per unit selling price of phones. A breakdown of phone units sold shows in increase of higher priced “smart” phones and a decrease for lower priced “feature” phones. For the Consumer Finance division, during the six-month periods ended June 30, 2013 and 2012, we originated approximately $32.95 million and $32.37 million in cash advance loans, respectively. Our average cash advance loan (including fees) totaled approximately $395 and $382 during the six-month periods ended June 30, 2013 and 2012, respectively. Our average fee for the six-month periods ended June 30, 2013 and 2012 was $57 and $55, respectively.

Store Expenses

The following table summarizes our store expenses for the six months ended June 30, 2013 and 2012, respectively:

	Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change Year Over Year	2013	2012
				(percentage of revenues)
Store Expenses:
Phone and accessories cost of sales	$4,426,978	$2,931,013	51.0%	29.1%	21.8%
Salaries and benefits	3,509,989	3,293,188	6.6%	23.2%	24.5%
Occupancy	1,276,816	1,111,751	14.8%	8.4%	8.3%
Provisions for loan losses	745,192	632,508	17.8%	4.9%	4.7%
Advertising	172,718	157,380	9.7%	1.1%	1.2%
Depreciation	166,081	139,925	18.7%	1.1%	1.0%
Amortization of intangible assets	76,541	116,247	(34.2)%	0.5%	0.9%
Other	1,762,117	1,523,736	15.6%	11.6%	11.3%
	$12,136,432	$9,905,748	22.5%	79.9%	73.7%

As the table above demonstrates, total expenses associated with store operations for the six months ended June 30, 2013 were $12.14 million, compared to $9.91 million for the six months ended June 30, 2012, or a 22.5% increase for the interim periods. The major components of these expenses are phone and accessories costs of sales, salaries and benefits for our store employees, occupancy costs relating to our store leaseholds, provisions for loan losses, advertising expenses, depreciation of store equipment and leasehold improvements, amortization of intangible assets and other expenses associated with store operations.

Overall, our most significant store expenses for the six months ended June 30, 2013 and 2012 related to phone and accessory costs, salaries and benefits for our store employees, occupancy costs and provision for loan losses. A discussion and analysis of the various components of our store expenses appears below.

Phone and Accessories Cost of Sales. For the six months ended June 30, 2013, our costs of sales were $4.43 million compared to $2.93 million for the same period in 2012. The increase in our Cellular Retail segment phone and accessory costs resulted from a higher per unit cost per phone year over year which is in line with the increased sales of smart phones discussed in the previous section. Our gross profit per phone unit varies little between a smart or feature phone, resulting in a decreasing gross profit from phone sales.

Salaries and Benefits. Payroll and related costs at the store level were $3.51 million compared to $3.29 million for the three-month periods ended June 30, 2013 and 2012, respectively. The increase is attributed to operating the additional cellular and pawn stores.

Occupancy Costs. Occupancy expenses, consisting mainly of store leases, were $1.28 million for the six months ended June 30, 2013 versus $1.11 million for the six months ended June 30, 2012. The increase is attributed to operating the additional cellular and pawn stores.

Provisions for Loan Losses. For the six months ended June 30, 2013, our provisions for loan losses were $.75 million compared to $.63 million for the six months ended June 30, 2012. Our provisions for loan losses represented approximately 14.2% and 12.4% of our payday and installment loan revenue for the six months ended June 30, 2013 and 2012, respectively. The increase can be attributed to the higher default rate associated with installment lending. Due to our inability to foretell the scope and duration of the current economic recovery, we are uncertain how significant our total 2013 loan losses may be and how they may differ from 2012.

Advertising. Advertising and marketing expenses were $.17 million and $.16 million for the six months ended June 30, 2013 and 2012, respectively. In general, we expect that our marketing and advertising expenses for 2013 will remain materially consistent with 2012 expenses.

Depreciation. Depreciation, relating to store equipment and leasehold improvements, increased to $.17 million for the six months ended June 30, 2013 compared to $.14 million for the six months ended June 30, 2012.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $.08 million for the six months ended June 30, 2013 from $.12 million for the six month period ended June 30, 2012.

Other Store Expenses. Other expenses increased to $1.76 million for the six months ended June 30, 2013 from $1.52 million for the six months ended June 30, 2012.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2013 and 2012, respectively:

	Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change Year Over Year	2013	2012
				(percentage of revenues)
General & Administrative Expenses:
Salaries and benefits	$998,242	$957,086	4.3%	6.5%	7.1%
Depreciation	12,828	11,106	15.5%	0.1%	0.1%
Interest expense	165,891	129,388	28.2%	1.1%	1.0%
Other expense	540,347	578,618	(6.6)%	3.6%	4.3%
	$1,717,308	$1,676,198	2.5%	11.3%	12.5%

Total general and administrative costs for the six months ended June 30, 2013 were $1.72 million compared to $1.68 million for the period ended June 30, 2012. For the six months ended June 30, 2013 and 2012, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses. A discussion and analysis of the various components of our general and administrative costs appears below:

Salaries and Benefits. Salaries and benefits expenses for the six months ended June 30, 2013 were $1.00 million, a $.04 million increase from the $.96 million in such expenses during the period ended June 30, 2012.

Interest. Interest expense for the six months ended June 30, 2013 and 2012 was $.17 million and $.13 million, respectively.

Other General and Administrative Expenses. Other general and administrative expenses, such as professional fees, management and consulting fees, utilities, office supplies, and other minor costs associated with corporate headquarters activities, decreased $.04 million to $.54 million for the six months ended June 30, 2013 compared to $.58 million from the six months ended June 30, 2012.

Income Tax Expense

Income tax expense for the six months ended June 30, 2013 was $.51 million compared to income tax expense of $.72 million for the six months ended June 30, 2012, an effective rate of 38% and 39%, respectively.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six Months Ended June 30,
	2013	2012

Cash flows provided (used) by:
Operating activities	$730,236	$1,883,075
Investing activities	(170,552)	(575,803)
Financing activities	(632,990)	(1,454,010)
Net decrease in cash	(73,306)	(146,738)
Cash, beginning of period	2,246,619	1,909,442
Cash, end of period	$2,173,313	$1,762,704

At June 30, 2013, we had cash of $2.17 million compared to cash of $1.76 million on June 30, 2012. We believe that our available cash, combined with expected cash flows from operations, will be sufficient to fund our liquidity and capital expenditure requirements through June 30, 2014. Our expected short-term uses of available cash include the funding of operating activities (including anticipated increases in payday loans), the financing of expansion activities, including new store openings or store acquisitions, and the repayment of debt.

Because of the constant threat of regulatory changes to the payday lending industry, we believe it will be difficult for us to obtain debt financing from traditional financial institutions. Financing we may obtain from alternate sources is likely to involve higher interest rates.

Credit Facilities

On October 18, 2011, we entered into a borrowing arrangement with River City Equity, Inc. and delivered a related long-term promissory note in favor of River City Equity. The promissory note was amended on December 7, 2012. The borrowing arrangement allows us to borrow up to $3,000,000 at an interest rate of 12% per annum, with interest payable on a monthly basis. The note matures on March 31, 2014, on which date all unpaid principal and accrued but unpaid interest thereon is due and payable. We intend to extend the note for one year upon its expiration. The note includes a prepayment penalty and, under certain circumstances, permits River City Equity to obtain a security interest in all of our assets. As of June 30, 2013, $2,750,000 has been advanced under this arrangement.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2013.

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

As of June 30, 2013, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit	Description

10.1	Amended and Restated Employment Agreement with John Quandahl, effective April 1, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on May 14, 2013).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Schema Document (filed herewith).

101.CAL	XBRL Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Definition Linkbase Document (filed herewith).

101.LAB	XBRL Label Linkbase Document (filed herewith).

101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2013	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Stephen Irlbeck
Stephen Irlbeck
Chief Financial Officer

