Form 10-Q
period 2013-09-30
WESTERN CAPITAL RESOURCES, INC.
filed 2013-11-12
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013 or

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 12, 2013, the registrant had outstanding 60,220,165 shares of common stock, no par value per share.

Western Capital Resources, Inc.

Index

Page
PART I.FINANCIAL INFORMATION
Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION
Item 6. Exhibits	21

SIGNATURES	22

1

PARTI.  FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONTENTS

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Income	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013
	(Unaudited)	December 31, 2012
ASSETS

CURRENT ASSETS
Cash	$2,237,688	$2,246,619
Loans receivable (less allowance for losses of $1,127,000 and $1,191,000)	5,053,625	5,084,510
Inventory	1,558,011	1,084,510
Prepaid expenses and other	445,581	486,239
Deferred income taxes	464,000	484,000
TOTAL CURRENT ASSETS	9,758,905	9,385,878

PROPERTY AND EQUIPMENT	1,008,848	855,719

GOODWILL	12,894,069	12,774,069

INTANGIBLE ASSETS	147,656	230,891

OTHER	128,093	126,991

TOTAL ASSETS	$23,937,571	$23,373,548

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,920,159	$3,119,786
Note payable – short-term	-	405,163
Current portion long-term debt	2,750,000	210,065
Deferred revenue	278,902	293,294
TOTAL CURRENT LIABILITIES	5,949,061	4,028,308

LONG-TERM LIABILITIES
Note payable – long-term	-	2,750,000
Deferred income taxes	1,062,000	871,000
TOTAL LONG-TERM LIABILITIES	1,062,000	3,621,000

TOTAL LIABILITIES	7,011,061	7,649,308

SHAREHOLDERS’ EQUITY
Common stock, no par value, 240,000,000 shares authorized, 60,220,165 and 60,397,780 shares issued and outstanding.	-	-
Additional paid-in capital	22,353,600	22,371,362
Accumulated deficit	(5,427,090)	(6,647,122)
TOTAL SHAREHOLDERS’ EQUITY	16,926,510	15,724,240

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,937,571	$23,373,548

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
REVENUES
Phones and accessories	$3,071,402	1,763,282	$8,700,236	6,133,307
Payday loan fees	2,573,788	2,601,109	7,314,366	7,260,767
Cellular sales and service fees	2,245,856	1,380,660	5,852,024	4,859,027
Installment interest income	307,100	315,943	797,218	760,608
Check cashing fees	116,222	145,487	397,700	487,894
Other income and fees	281,902	105,040	721,918	254,657
	8,596,270	6,311,521	23,783,462	19,756,260

STORE EXPENSES
Phone and accessories cost of sales	2,553,880	1,194,653	6,980,858	4,125,666
Salaries and benefits	1,958,872	1,614,820	5,468,861	4,908,008
Occupancy	677,089	566,214	1,953,905	1,677,965
Provisions for loan losses	575,355	546,080	1,320,546	1,178,588
Advertising	88,995	82,272	261,713	239,652
Depreciation	89,514	72,779	255,595	212,704
Amortization of intangible assets	36,194	56,385	112,735	172,632
Other	1,141,614	884,737	2,903,731	2,408,473
	7,121,513	5,017,940	19,257,944	14,923,688

INCOME FROM STORES	1,474,757	1,293,581	4,525,518	4,832,572

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	498,488	439,792	1,496,730	1,396,878
Depreciation	7,200	5,616	20,028	16,722
Interest expense	83,178	51,114	249,069	180,501
Other	258,312	246,015	798,659	824,634
	847,178	742,537	2,564,486	2,418,735

INCOME BEFORE INCOME TAXES	627,579	551,044	1,961,032	2,413,837

INCOME TAX EXPENSE	235,000	211,000	741,000	931,000

NET INCOME	392,579	340,044	1,220,032	1,482,837

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS (assumes all paid)	-	(525,000)	-	(1,575,000)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$392,579	$(184,956)	$1,220,032	$(92,163)

NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted	$0.01	$(0.03)	$0.02	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and diluted	60,220,165	5,397,780	60,253,346	5,767,922

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012

OPERATING ACTIVITIES
Net Income	$1,220,032	$1,482,837
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	275,623	229,426
Amortization	112,735	172,632
Deferred income taxes	211,000	151,000
Changes in operating assets and liabilities
Loans receivable	30,885	16,202
Inventory	(473,501)	190,853
Prepaid expenses and other assets	39,556	(58,483)
Accounts payable and accrued liabilities	(358,775)	(385,496)
Deferred revenue	(14,392)	(43,041)
Net cash provided by operating activities	1,043,163	1,755,930

INVESTING ACTIVITIES
Purchase of property, equipment and intangible	(276,104)	(191,130)
Acquisition of stores, net of cash acquired	(143,000)	(455,200)
Net cash used by investing activities	(419,104)	(646,330)

FINANCING ACTIVITIES
Payments on notes payable – short-term	(405,163)	(1,000,000)
Payments on notes payable – long-term	(210,065)	(518,782)
Advances from notes payable – long-term	-	550,000
Common stock redemption	(17,762)	(307,234)
Net cash used by financing activities	(632,990)	(1,276,016)

NET DECREASE IN CASH	(8,931)	(166,416)

CASH
Beginning of period	2,246,619	1,909,442
End of period	$2,237,688	$1,743,026

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$481,253	$835,968
Interest paid	$248,962	$190,607

Noncash investing and financing activities:
Accrued purchase of property and equipment	$159,148	$-

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine- month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2012. The condensed consolidated balance sheet at December 31, 2012, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

Western Capital Resources, Inc. (WCR), through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL), Express Pawn, Inc. (EP), and PQH Wireless, Inc. (PQH), collectively referred to as the “Company,” provides retail financial services to individuals and operates retail cellular and retail pawn stores primarily in the Midwestern United States.  The Company operated 51 “Payday” stores, one payday/pawn store, and one pawn store in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming) as of September 30, 2013.  The Company operated 60 cellular retail stores in 14 states (Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon, Texas, and Washington) as of September 30, 2013.  The consolidated financial statements include the accounts of WCR, WFL, PQH, and EP. All significant intercompany balances and transactions have been eliminated in consolidation.

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

In August 2012, we opened our first pawn store by converting an existing payday location into a joint payday/pawn store.  We opened our second pawn store in May 2013.  We provide collateralized non-recourse loans, commonly known as “pawn loans”, with maturities of one to four months, depending on the state.  Allowable service charges will vary by state. Our pawn loans earn 15% to 20% per month.  The loan amount varies depending on the valuation of each item pawned.  We generally lend from 30% to 55% of the collateral’s estimated resale value depending on an evaluation of several factors. Customers then have the option to redeem the pawned merchandise during the term or at expiration of the pawn loan or else forfeit the merchandise to us on expiration. At our pawn stores we sell merchandise acquired through either customer forfeiture of pawn collateral or second-hand merchandise purchased from customers or consigned to us.

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

Net Income Per Common Share

Basic net income per common share is computed by dividing the income available to common shareholders by the weighted-average number of common shares outstanding for the year. There were no dilutive securities at September 30, 2013.  Diluted net income per common share, applicable to the three and nine months ended September 30, 2013, is computed by dividing the net income available to common shareholders by the sum of the weighted-average number of common shares outstanding plus potentially dilutive common share equivalents (convertible preferred shares) when dilutive. There were no outstanding shares of potentially dilutive Series A Convertible Preferred Stock at September 30, 2013.  All shares of potentially dilutive Series A Convertible Preferred Stock outstanding at September 30, 2012 were anti-dilutive and therefore excluded from the dilutive net income per share computation for that period.

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

On July 12, 2013, AT&T announced an agreement between AT&T and Leap Wireless to acquire Leap Wireless.  Leap Wireless owns the Cricket Wireless business that is a critical component and focus of the Company’s Cellular Retail division.  AT&T’s acquisition of Leap Wireless is subject to a number of conditions, including approval from the Federal Trade Commission for purposes of federal anti-trust laws.  On October 30, 2013, Leap Wireless held a special shareholder meeting at which its shareholders approved, among other things, the July 12, 2013 Agreement and Plan of Merger with AT&T.

For the nine months ended September 30, 2013 and 2012, the Company had significant revenues by state (shown as a percentage of applicable division’s revenue when over 10%) as follows:
Consumer Finance Division			Cellular Retail Division
	2013	2012		2013		2012
	% of Revenues	% of Revenues		% of Revenues		% of Revenues
Nebraska	28%	26%	Missouri	*	%	15%
Wyoming	15%	15%	Nebraska	27%		13%
North Dakota	19%	19%	Texas	12%		13%
Iowa	12%	12%	Indiana	*	%	11%

* Less than 10%

3.         Loans Receivable –

At September 30, 2013 and December 31, 2012 our outstanding loans receivable aging was as follows:

September 30, 2013
	Payday	Installment	Pawn & Title	Total
Current	$4,139,950	$265,264	$279,297	$4,684,511
1-30	289,985	102,580	-	392,565
31-60	237,222	60,305	-	297,527
61-90	238,541	26,299	-	264,840
91-120	208,944	7,506	-	216,450
121-150	191,414	3,401	-	194,815
151-180	124,670	5,247	-	129,917
	5,430,726	470,602	279,297	6,180,625
Allowance for losses	(1,063,000)	(64,000)	-	(1,127,000)
	$4,367,726	$406,602	$279,297	$5,053,625

December 31, 2012
	Payday	Installment	Pawn & Title	Total
Current	$4,318,517	$391,137	$171,344	$4,880,998
1-30	269,091	47,538	-	316,629
31-60	234,514	16,285	-	250,799
61-90	216,717	3,201	-	219,918
91-120	202,642	1,051	-	203,693
121-150	215,562	388	-	215,950
151-180	187,523	-	-	187,523
	5,644,566	459,600	171,344	6,275,510
Allowance for losses	(1,119,000)	(72,000)	-	(1,191,000)
	$4,525,566	$387,600	$171,344	$5,084,510

4.         Loans Receivable Allowance –

As a result of the Company’s collection efforts, it historically writes off approximately 41% of the returned payday items.  Based on the number of days past the check return date, write-offs of payday returned items historically have tracked at the following approximate percentages: 1 to 30 days – 42%; 31 to 60 days – 67%; 61 to 90 days – 84%; 91 to 120 days – 89%; and 121 to 180 days – 91%.  A rollforward of the Company’s loans receivable allowance for the nine months ended September 30, 2013 and 2012 is as follows:

	Nine Months Ended
	September 30,
	2013	2012

Loans receivable allowance, beginning of period	$1,191,000	$1,001,000
Provision for loan losses charged to expense	1,320,546	1,178,588
Charge-offs, net	(1,384,546)	(1,095,588)
Loans receivable allowance, end of period	$1,127,000	$1,084,000

5.         Note Payable – Short Term –

The Company’s short-term debt is as follows:

	September 30, 2013	December 31, 2012
Note payable to shareholders related to preferred stock conversion to common, due and payable, if no earlier payment demand is made, on April 30, 2013. The note accrues no interest.	$-	$405,163

6.         Notes Payable – Long Term –

The Company’s long-term debt is as follows:

	September 30, 2013		December 31, 2012
Note payable (with a credit limit of $3,000,000) to River City Equity, Inc., a related party, with interest payable monthly at 12% due March 31, 2014 and upon certain events can be collateralized by substantially all assets of WCR.		$2,750,000	$2,750,000
Note payable to a related party with interest payable monthly at 10%, due March 1, 2013 and collateralized by substantially all assets of select locations of PQH.		-	94,397
Note payable to a related party with interest payable monthly at 10%, due April 1, 2013 and collateralized by substantially all assets of select locations of PQH.		-	115,668
Total		2,750,000	2,960,065
Less current maturities		2,750,000	210,065
	$		$2,750,000

7.         Other Expense –

A breakout of other expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Store expenses
Bank fees	$109,892	$79,957	$316,208	$237,194
Collection costs	118,510	125,368	356,425	360,894
Repairs & maintenance	81,056	67,860	194,470	163,383
Supplies	208,665	90,267	371,426	276,788
Telephone	46,353	36,114	125,468	113,593
Utilities and network lines	207,372	189,400	585,422	525,059
Other	369,766	295,771	954,312	731,562
	$1,141,614	$884,737	$2,903,731	$2,408,473

General & administrative expenses
Professional fees	$71,494	$43,722	$262,855	$190,936
Management and consulting fees	111,826	137,687	331,335	409,129
Other	74,992	64,606	204,469	224,569
	$258,312	$246,015	$798,659	$824,634

8.         Segment Information –

The Company has grouped its operations into two segments – Consumer Finance and Cellular Retail.  The Consumer Finance segment provides financial and ancillary services.  The Cellular Retail segment is a dealer for Cricket cellular carrier selling cellular phones and accessories, ancillary services and serving as a payment center for customers.

Segment information related to the three and nine months ended September 30, 2013 and 2012 is set forth below:

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Consumer Finance	Cellular Retail	Total	Consumer Finance	Cellular Retail	Total

Revenues from external customers	$3,287,935	$5,308,335	$8,596,270	$3,185,296	$3,126,225	$6,311,521
Net income	$350,768	$41,811	$392,579	$419,095	$(79,051)	$340,044

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Consumer Finance	Cellular Retail	Total	Consumer Finance	Cellular Retail	Total

Revenues from external customers	$9,269,693	$14,513,769	$23,783,462	$8,814,127	$10,942,133	$19,756,260
Net income (loss)	$1,038,856	$181,176	$1,220,032	$1,160,467	$322,370	$1,482,837
Total segment assets	$15,694,275	$8,243,296	$23,937,571	$15,339,215	$6,644,845	$21,984,060

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

10.      Subsequent Events –

We evaluated all events or transactions that occurred after September 30, 2013 up through November 12, 2013, the date we issued these financial statements. During this period we did not have any material subsequent events that impacted our financial statements.

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

•      our need for additional financing,

•      unpredictability or uncertainty in financing markets which could impair our ability to grow our business through acquisitions,

•      changes in Cricket dealer compensation, and

•      the impact on us, as a Cricket dealer, of an AT&T acquisition of the Cricket Wireless business.

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

General Overview

Consumer finance operations are conducted under our wholly owned subsidiaries, Wyoming Financial Lenders, Inc. and Express Pawn, Inc., primarily in the Midwestern and Southwestern United States. Services provided include short-term loans (non-recourse “cash advance” or “payday” loans, small unsecured installment loans, collateralized non-recourse pawn loans and title loans), check cashing and other money services. As of September 30, 2013, we operated 51 “payday” stores, one payday/pawn store, and one pawn store in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming).

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

We provide unsecured installment loans in exchange for a promissory note with a maturity of generally three to six months. The fee and interest rate on installment loans vary based on applicable regulations.  We also provide collateralized non-recourse loans, commonly known as “pawn loans,” with a maturity of one to four months.  Allowable service charges will vary by state. Our pawn loans earn 15% to 20% per month.  The loan amount varies depending on the valuation of each item pawned.  We generally lend from 30% to 55% of the collateral’s estimated resale value depending on an evaluation of several factors. Customers then have the option to redeem the pawned merchandise during the term or at expiration of the pawn loan or else forfeit the merchandise to us on expiration. At our pawn stores we sell merchandise acquired through either customer forfeiture of pawn collateral or second-hand merchandise purchased from customers or consigned to us.

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

Our Cellular retail operations are conducted under our wholly owned subsidiary, PQH Wireless, Inc.  This division operates retail stores selling cellular phones and accessories.  We are an authorized Cricket dealer selling cellular phones and accessories, providing ancillary services and accepting service payments from customers. Our cellular phone offerings include prepaid cellular phone service that functions for a period of time for a flat fee, without usage limitations and without any long-term contract or commitment required from the consumer.  Authorized dealers are permitted to sell the carrier’s line and generally locate their store operations in areas with a strong potential customer base where the carrier does not maintain a corporate storefront. These locations are generally within the urban core or surrounding areas of a community. We are an authorized premier Cricket dealer, and as such, we are only permitted to sell the Cricket line of prepaid cellular phones at our Cricket retail stores. As of September 30, 2013, we operated 60 Cricket wireless retail stores in 14 states (Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon, Texas and Washington).

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

As a result of our collection efforts, we historically write off approximately 41% of the returned items.  Based on the number of days past the check return date, write-offs of returned items historically have tracked at the following approximate percentages: 1 to 30 days – 42%; 31 to 60 days – 67%; 61 to 90 days – 84%; 91 to 120 days – 89%; and 121 to 180 days – 91%.  All returned payday items are charged off after 180 days, as collections after that date have not been significant.  The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

A rollforward of our loans receivable allowance for the nine months ended September 30, 2013 and 2012 is as follows:

	Nine Months Ended September 30,
	2013	2012
Loans receivable allowance, beginning of period	$1,191,000	$1,001,000
Provision for loan losses charged to expense	1,320,546	1,178,588
Charge-offs, net	(1,384,546)	(1,095,588)
Loans receivable allowance, end of period	$1,127,000	$1,084,000

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

Results of Operations – Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

For the three-month period ended September 30, 2013, net income was $.39 million compared to net income of $.34 million for the three months ended September 30, 2012. During the three months ended September 30, 2013, income from operations before income taxes was $.63 million compared to $.55 million for the three months ended September 30, 2012. Compared to the prior three-month period, throughout some point of the quarters, we operated nine additional cellular retail storefronts and one pawn store.  The major components of revenues, store expenses, general and administrative expenses, and income tax expense are discussed below.

  A summary table of the number of stores operated during the three-month periods ended September 30, 2013 and 2012 follows:

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012
	Consumer Finance	Payday / Pawn	Pawn	Cellular Retail	Consumer Finance	Payday / Pawn	Pawn	Cellular Retail
Beginning	51	1	1	52	52	-	-	50
Acquired / Launched	-	-		9	-	-	-	1
Converted	-	-	-	-	(1)	1	-	-
Closed	-	-	-	(1)	-	-	-	(1)
Ending	51	1	1	60	51	1	-	50

Revenues

The following table summarizes our revenues for the three months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,			Three Months Ended September 30,
	2013	2012	% Change Year Over Year	2013	2012
				(percentage of revenues)

Phones and accessories	$3,071,402	$1,763,282	74.2%	35.7%	27.9%
Payday loan fees	2,573,788	2,601,109	(1.1)%	29.9%	41.2%
Cellular sales & service fees	2,245,856	1,380,660	62.7%	26.1%	21.9%
Installment interest income	307,100	315,943	(2.8)%	3.6%	5.0%
Check cashing fees	116,222	145,487	(20.1)%	1.4%	2.3%
Other income and fees	281,902	105,040	168.4%	3.3%	1.7%
Total	$8,596,270	$6,311,521	36.2%	100.0%	100.0%

Revenues totaled $8.60 million for the three months ended September 30, 2013, compared to $6.31 million for the three months ended September 30, 2012. The increase in total revenues resulted primarily from higher Cellular Retail Division revenue, which can be attributed to a larger number of stores operated, higher per unit selling price of phones and a positive change in the dealer compensation structure from Cricket.  A breakdown of phone units sold shows an increase of higher priced “smart” phones and a decrease for lower priced “feature” phones.  Cellular sales and services fees increased period over period as a result of increased volume from the additional stores operated and from the revised Cricket dealer compensation structure.  For the Consumer Finance division, during the three-month periods ended September 30, 2013 and 2012, we originated approximately $18.12 million and $18.00 million in cash advance loans.  Our average cash advance loan (including fees) totaled approximately $393 and $384 during the three-month periods ended September 30, 2013 and 2012, respectively. Our average fee for the three-month periods ended September 30, 2013 and 2012 was $57 and $55, respectively.

Store Expenses

The following table summarizes our store expenses for the three months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,			Three Months Ended September 30,
	2013	2012	% Change Year Over Year	2013	2012
				(percentage of revenues)
Store Expenses:
Phone and accessories cost of sales	$2,553,880	$1,194,653	113.8%	29.7%	18.9%
Salaries and benefits	1,958,872	1,614,820	21.3%	22.8%	25.5%
Occupancy	677,089	566,214	19.6%	7.9%	9.0%
Provisions for loan losses	575,355	546,080	5.4%	6.7%	8.7%
Advertising	88,995	82,272	8.2%	1.0%	1.3%
Depreciation	89,514	72,779	23.0%	1.0%	1.2%
Amortization of intangible assets	36,194	56,385	(35.8)%	0.4%	0.9%
Other	1,141,614	884,737	29.0%	13.3%	14.0%
	$7,121,513	$5,017,940	41.9%	82.8%	79.5%

As the table above demonstrates, total expenses associated with store operations for the three months ended September 30, 2013 were $7.12 million, compared to $5.02 million for the three months ended September 30, 2012, representing a 41.9% increase over the prior period.  The major components of these expenses are phone and accessories costs of sales, salaries and benefits for our store employees, occupancy costs relating to our store leaseholds, provisions for loan losses, advertising expenses, depreciation of store equipment and leasehold improvements, amortization of intangible assets and other expenses associated with store operations.

Overall, our most significant store expenses for the three months ended September 30, 2013 and 2012 related to phone and accessory costs, salaries and benefits for our store employees, occupancy costs and provision for loan losses. A discussion and analysis of the various components of our store expenses appears below.

Phone and Accessories Cost of Sales.  For the three months ended September 30, 2013, our costs of sales were $2.55 million compared to $1.20 million for the same period in 2012.  The increase in our Cellular Retail segment phone and accessory costs resulted from operating additional stores and a higher per unit cost per phone year over year, attributable to the increased sales of smart phones discussed in the previous section.  A lower gross profit margin on unit sales under Cricket’s revised dealer compensation structure also contributed to the increase.  Our gross profit per phone unit varies little between a smart or feature phone, resulting in a decreasing gross profit from phone sales.

Salaries and Benefits. Payroll and related costs at the store level were $1.96 million compared to $1.61 million for the three-month periods ended September 30, 2013 and 2012, respectively.  The increase in the current period is attributed to our operation of the additional cellular and pawn stores.

Occupancy Costs. Occupancy expenses, consisting mainly of store leases, were $.68 million for the three months ended September 30, 2013 versus $.57 million for the three months ended September 30, 2012.  The increase is attributed to our operation of the additional cellular and pawn stores in the current period.

Provisions for Loan Losses. For the three months ended September 30, 2013, our provisions for loan losses were $.58 million compared to $.55 million for the three months ended September 30, 2012. Our provisions for loan losses represented approximately 20.1% and 18.8% of our payday and installment loan revenue for the three months ended September 30, 2013 and 2012, respectively.  The increase can be attributed to the higher default rate associated with installment lending and a slight increase in net bad debt on payday loans.  We remain uncertain how significant our total 2013 loan losses may be and how they may differ from 2012.

Advertising. Advertising and marketing expenses were $.09 million for the three months ended September 30, 2013 and $0.08 million for the three months ended September 30, 2012.  In general, we expect that our marketing and advertising expenses for 2013 will remain materially consistent with 2012 expenses.

Depreciation. Depreciation, relating to store equipment and leasehold improvements, increased to $.09 million for the three months ended September 30, 2013 compared to $.07 million for the three months ended September 30, 2012.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $.04 million for the three months ended September 30, 2013 from $.06 million for the three month period ended September 30, 2012.

Other Store Expenses. Other expenses increased to $1.14 million for the three months ended September 30, 2013 from $.88 million for the three months ended September 30, 2012.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,			Three Months Ended September 30,
	2013	2012	% Change Year Over Year	2013	2012
				(percentage of revenues)
General & Administrative Expenses:
Salaries and benefits	$498,488	$439,792	13.3%	5.8%	7.0%
Depreciation	7,200	5,616	28.2%	0.1%	0.1%
Interest expense	83,178	51,114	62.7%	1.0%	0.8%
Other expense	258,312	246,015	5.0%	3.0%	3.9%
	$847,178	$742,537	14.1%	9.9%	11.8%

Total general and administrative costs for the three months ended September 30, 2013 were $.85 million compared to $.74 million for the period ended September 30, 2012. For the three months ended September 30, 2013 and 2012, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses. A discussion and analysis of the various components of our general and administrative costs appears below:

Salaries and Benefits. Salaries and benefits expenses for the three months ended September 30, 2013 were $.50 million, a $.06 million increase from the $.44 million in such expenses during the period ended September 30, 2012.

Interest.  Interest expense for the three months ended September 30, 2013 and 2012 was $.08 million and $.05 million, respectively.

Other General and Administrative Expenses. Other general and administrative expenses, such as professional fees, management and consulting fees, utilities, office supplies, and other minor costs associated with corporate headquarters activities, increased $.01 million to $.26 million for the three months ended September 30, 2013 compared to $.25 million from the three months ended September 30, 2012.

Income Tax Expense

Income tax expense for the three months ended September 30, 2013 was $.24 million compared to income tax expense of $.21 million for the three months ended September 30, 2012, an effective rate of 37% and 38%, respectively.

Results of Operations – Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

For the nine-month period ended September 30, 2013, net income was $1.22 million compared to net income of $1.48 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, income from operations before income taxes was $1.96 million compared to $2.41 million for the nine months ended September 30, 2012. Compared to the prior nine-month period, throughout some point of the current period, we operated 14 additional cellular retail storefronts and one pawn store.  The major components of revenues, store expenses, general and administrative expenses, and income tax expense are discussed below.

A summary table of the number of stores operated during the nine month periods ended September 30, 2013 and 2012 follows:

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012
	Consumer Finance	Payday / Pawn	Pawn	Cellular Retail	Consumer Finance	Payday / Pawn	Pawn	Cellular Retail
Beginning	51	1	-	57	52	-	-	45
Acquired / Launched	-	-	1	12	-	-	-	6
Converted	-	-	-	-	(1)	1	-	-
Closed	-	-	-	(9)	-	-	-	(1)
Ending	51	1	1	60	51	1	-	50

Revenues

The following table summarizes our revenues for the nine months ended September 30, 2013 and 2012, respectively:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change Year Over Year	2013	2012
				(percentage of revenues)

Phones and accessories	$8,700,236	$6,133,307	41.9%	36.5%	31.0%
Payday loan fees	7,314,366	7,260,767	0.7%	30.8%	36.8%
Cellular sales & service fees	5,852,024	4,859,027	20.4%	24.6%	24.6%
Installment interest income	797,218	760,608	4.8%	3.4%	3.8%
Check cashing fees	397,700	487,894	(18.5)%	1.7%	2.5%
Other income and fees	721,918	254,657	183.5%	3.0%	1.3%
Total	$23,783,462	$19,756,260	20.4%	100.0%	100.0%

Revenues totaled $23.78 million for the nine months ended September 30, 2013, compared to $19.76 million for the nine months ended September 30, 2012. The increase in total revenues resulted from higher Cellular Retail Division revenue, which can be attributed to a larger number of stores operated, higher per unit selling price of phones and a mid-year positive change in dealer compensation from Cricket.  A breakdown of phone units sold shows an increase of higher priced “smart” phones and a decrease for lower priced “feature” phones.  Cellular sales and services fees increased period over period as a result of increased volume from the additional stores operated and from the revised Cricket dealer compensation structure.  For the Consumer Finance division, during the nine-month periods ended September 30, 2013 and 2012, we originated approximately $51.07 million and $50.37 million in cash advance loans, respectively.  Our average cash advance loan (including fees) totaled approximately $394 and $383 during the nine-month periods ended September 30, 2013 and 2012, respectively. Our average fee for the nine-month periods ended September 30, 2013 and 2012 was $57 and $55, respectively.

Store Expenses

The following table summarizes our store expenses for the nine months ended September 30, 2013 and 2012, respectively:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change Year Over Year	2013	2012
				(percentage of revenues)
Store Expenses:
Phone and accessories cost of sales	$6,980,858	$4,125,666	69.2%	29.3%	20.9%
Salaries and benefits	5,468,861	4,908,008	11.4%	23.0%	24.8%
Occupancy	1,953,905	1,677,965	16.4%	8.2%	8.5%
Provisions for loan losses	1,320,546	1,178,588	12.0%	5.6%	6.0%
Advertising	261,713	239,652	9.2%	1.1%	1.2%
Depreciation	255,595	212,704	20.2%	1.1%	1.1%
Amortization of intangible assets	112,735	172,632	(34.7)%	0.5%	0.9%
Other	2,903,731	2,408,473	20.6%	12.2%	12.2%
	$19,257,944	$14,923,688	29.0%	81.0%	75.5%

As the table above demonstrates, total expenses associated with store operations for the nine months ended September 30, 2013 were $19.26 million, compared to $14.92 million for the nine months ended September 30, 2012, representing a 29.0% increase for the current period.  The major components of these expenses are phone and accessories costs of sales, salaries and benefits for our store employees, occupancy costs relating to our store leaseholds, provisions for loan losses, advertising expenses, depreciation of store equipment and leasehold improvements, amortization of intangible assets and other expenses associated with store operations.

Overall, our most significant store expenses for the nine months ended September 30, 2013 and 2012 related to phone and accessory costs, salaries and benefits for our store employees, occupancy costs and provision for loan losses. A discussion and analysis of the various components of our store expenses appears below.

Phone and Accessories Cost of Sales.  For the nine months ended September 30, 2013, our costs of sales were $6.98 million compared to $4.13 million for the same period in 2012.  The increase in our Cellular Retail segment phone and accessory costs resulted from operating additional stores and a higher per unit cost per phone year over year, attributable to the increased sales of smart phones discussed in the previous section.  A lower gross profit margin on unit sales under Cricket’s revised dealer compensation structure also contributed to the increase.  Our gross profit per phone unit varies little between a smart or feature phone, resulting in a decreasing gross profit from phone sales.

Salaries and Benefits. Payroll and related costs at the store level were $5.47 million compared to $4.91 million for the nine month periods ended September 30, 2013 and 2012, respectively.  The increase is attributed to our operation of the additional cellular and pawn stores in the current period.

Occupancy Costs. Occupancy expenses, consisting mainly of store leases, were $1.95 million for the nine months ended September 30, 2013 versus $1.68 million for the nine months ended September 30, 2012.  The increase is attributed to our operation of the additional cellular and pawn stores in the current period.

Provisions for Loan Losses. For the nine months ended September 30, 2013, our provisions for loan losses were $1.32 million compared to $1.18 million for the nine months ended September 30, 2012. Our provisions for loan losses represented approximately 16.3% and 14.7% of our payday and installment loan revenue for the nine months ended September 30, 2013 and 2012, respectively.  The increase can be attributed to the higher default rate associated with installment lending and a slight increase in net bad debt on payday loans.  At this time, we remain uncertain how significant our total 2013 loan losses may be and how they may differ from 2012.

Advertising. Advertising and marketing expenses were $.26 million and $.24 million for the nine months ended September 30, 2013 and 2012, respectively.  In general, we expect that our marketing and advertising expenses for 2013 will remain materially consistent with 2012 expenses.

Depreciation. Depreciation, relating to store equipment and leasehold improvements, increased to $.26 million for the nine months ended September 30, 2013 compared to $.21 million for the nine months ended September 30, 2012.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $.11 million for the nine months ended September 30, 2013 from $.17 million for the nine month period ended September 30, 2012.

Other Store Expenses. Other expenses increased to $2.90 million for the nine months ended September 30, 2013 from $2.41 million for the nine months ended September 30, 2012.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2013 and 2012, respectively:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change Year Over Year	2013	2012
				(percentage of revenues)
General & Administrative Expenses:
Salaries and benefits	$1,496,730	$1,396,878	7.1%	6.3%	7.1%
Depreciation	20,028	16,722	19.8%	0.1%	0.1%
Interest expense	249,069	180,501	38.0%	1.0%	0.9%
Other expense	798,659	824,634	(3.1)%	3.4%	4.2%
	$2,564,486	$2,418,735	6.0%	10.8%	12.2%

Total general and administrative costs for the nine months ended September 30, 2013 were $2.56 million compared to $2.42 million for the period ended September 30, 2012. For the nine months ended September 30, 2013 and 2012, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses. A discussion and analysis of the various components of our general and administrative costs appears below:

Salaries and Benefits. Salaries and benefits expenses for the nine months ended September 30, 2013 were $1.50 million, a $.10 million increase from the $1.40 million in such expenses during the period ended September 30, 2012.

Interest.  Interest expense for the nine months ended September 30, 2013 and 2012 was $.25 million and $.18 million, respectively.

Other General and Administrative Expenses. Other general and administrative expenses, such as professional fees, management and consulting fees, utilities, office supplies, and other minor costs associated with corporate headquarters activities, decreased $.02 million to $.80 million for the nine months ended September 30, 2013 compared to $.82 million from the nine months ended September 30, 2012.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2013 was $.74 million compared to income tax expense of $.93 million for the nine months ended September 30, 2012, an effective rate of 38% and 39%, respectively.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine Months Ended September 30,
	2013	2012

Cash flows provided (used) by:
Operating activities	$1,043,163	$1,755,930
Investing activities	(419,104)	(646,330)
Financing activities	(632,990)	(1,276,016)
Net increase (decrease) in cash	(8,931)	(166,416)
Cash, beginning of period	2,246,619	1,909,442
Cash, end of period	$2,237,688	$1,743,026

At September 30, 2013, we had cash of $2.24 million compared to cash of $1.74 million on September 30, 2012.  We believe that our available cash, combined with expected cash flows from operations, will be sufficient to fund our liquidity and capital expenditure requirements through September 30, 2014. Our expected short-term uses of available cash include the funding of operating activities (including anticipated increases in payday loans), the financing of expansion activities, including new store openings or store acquisitions, and the partial repayment of debt.

Because of the constant threat of regulatory changes to the payday lending industry, we believe it will be difficult for us to obtain debt financing from traditional financial institutions.  As a result, financing we may obtain from alternate sources is likely to involve higher interest rates.

Credit Facilities

On October 18, 2011, we entered into a borrowing arrangement with River City Equity, Inc. and delivered a related long-term promissory note in favor of River City Equity.  The promissory note was amended on December 7, 2012.  The borrowing arrangement allows us to borrow up to $3,000,000 at an interest rate of 12% per annum, with interest payable on a monthly basis.  The note matures on March 31, 2014, on which date all unpaid principal and accrued but unpaid interest thereon is due and payable.  We intend to extend the note for one year upon its expiration.  The note includes a prepayment penalty and, under certain circumstances, permits River City Equity to obtain a security interest in all of our assets.  As of September 30, 2013, $2,750,000 has been advanced under this arrangement.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2013.

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

As of September 30, 2013, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 12, 2013	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Stephen Irlbeck
Stephen Irlbeck
Chief Financial Officer

