Form 10-K
period 2013-12-31
WESTERN CAPITAL RESOURCES, INC.
filed 2014-03-26
CIK 1363958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________________ to ___________________

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of June 30, 2013 was approximately $288,700 based on the closing sales price of $0.08 per share as reported on the OTCBB.  As of March 26, 2014, there were 60,220,165 shares of our common stock, no par value per share, outstanding.

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

Consumer finance operations are conducted under our wholly owned subsidiary Wyoming Financial Lenders, Inc.  Through our “Consumer Finance” division, we provide non-recourse cash advance and installment loans, collateralized non-recourse pawn loans, check cashing and other money services, and operate retail pawn stores.  The short-term uncollateralized non-recourse consumer loans, known as “cash advance” or “payday” loans, are in amounts that typically range from $100 to $500. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s personal check for the aggregate amount of the cash advanced plus a fee. The fee varies from state to state, based on applicable regulations, and generally ranges from $15 to $22 per each $100 borrowed. To repay a cash advance loan, a customer may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection. Installment loans provide customers with cash in exchange for a promissory note with a maturity of generally three to six months and are unsecured.  The fee and interest rate on installment loans vary based on applicable regulations. The Company operated 50 “Payday” stores, one combined payday/pawn store, and one pawn store in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming) as of December 31, 2013.

In August 2012, we opened our first pawn store by converting an existing payday location into a joint payday/pawn store.  We opened our second pawn store in May 2013.  We provide collateralized non-recourse loans, commonly known as “pawn loans,” with maturities of one to four months, depending on the state.  Allowable service charges will vary by state. Our pawn loans earn 15% to 20% per month.  The loan amount varies depending on the valuation of each item pawned.  We generally lend from 30% to 55% of the collateral’s estimated resale value depending on an evaluation of several factors. Customers then have the option to redeem the pawned merchandise during the term or at expiration of the pawn loan or else forfeit the merchandise to us on expiration. At our pawn stores we sell merchandise acquired through either customer forfeiture of pawn collateral or second-hand merchandise purchased from customers or consigned to us.

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

Our Cellular Retail division operates retail stores selling cellular phones and accessories.  We are an authorized Cricket dealer selling cellular phones and accessories, providing ancillary services and accepting service payments from customers. Our cellular phone offerings include prepaid cellular phone service that functions for a period of time for a flat fee, without usage limitations and without any long-term contract or commitment required from the consumer.  At December 31, 2013 we owned and operated 57 cellular retail stores in 14 states, including Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon, Texas, and Washington. While there are state regulations that affect cellular phone products and services, our cellular retail business is not highly susceptible to the adverse effects of changes in federal or state laws and regulations.

For the fiscal year ended December 31, 2013, our Consumer Finance Division (payday and installment lending and pawn operations) and our Cellular Retail Division (cellular phone and accessory products, and cellular sales and service fees) generated associated revenues of approximately:

•	$12.66 million from our Consumer Finance Division
•	$20.23 million from our Cellular Retail Division

The table below summarizes our financial results and condition as of December 31, 2013 and 2012 (audited):

	December 31, 2013	December 31, 2012
Revenues	$32,889,196	$26,514,074
Net income (loss) to common shareholders	$1,619,544	$(723,642)
Current assets	$10,367,513	$9,385,878
Current liabilities	$5,957,063	$4,028,308
Total assets	$24,439,085	$23,373,548
Total liabilities	$7,113,063	$7,649,308
Shareholder equity	$17,326,022	$15,724,240

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

We provide short-term consumer loans—known as “payday” or “cash advance” loans—in amounts that typically range from $100 to $500 with the average loan amount being approximately $339. Approximately 74% of our payday loan transactions are made for a period of up to four weeks and approximately 26% of our payday loan transactions involve loans whose initial maturity extends beyond four weeks.  Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s post-dated personal check for the aggregate amount of the cash advance, plus a fee. The fee varies from state to state based on applicable regulations, and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed. To repay the cash advance loan, a customer may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection.

We offer short-term installment loans in Colorado and Wisconsin. Approximately 10% of loan revenue was derived from installment lending in 2013 and 2012. We provide customers with cash in exchange for a promissory note with a maturity of generally six months. The fee and interest rate on installment loans vary based on applicable regulations.  Like cash advance or payday loans, installment loans are unsecured.

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

We do not undertake any formal or informal credit check of borrowers, or any review of their credit history in connection with a proposed loan transaction.  When making a loan to a first-time customer, we obtain reports from a third-party vendor that summarizes recent credit requests, existing bad debt, and existing delinquencies.  These reports are provided by Teletrack.  If an applicant has a poor Teletrack report showing multiple recent credit requests or existing delinquencies, or more than one returned check on their recent bank statements, we are unlikely to extend a loan to that person.  We generally do not order Teletrack reports for repeat customers.

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

Upon completion of a loan application, the provision of proof of an existing bank account, current income, a valid driver’s license or other acceptable photo identification, and signed loan agreement and our acceptance of such agreement, the loan approval process is complete.  At that point, the customer signs a promissory note and provides us with a personal post-dated check for the principal loan amount plus a specified fee.  All documentation is reviewed and payday and installment loans are approved at the store level only, barring extraordinary circumstances.  All checks are drawn upon the borrower’s bank.  We do not accept third-party checks in connection with a payday lending transaction.  We make very few “deferred deposit advance” loans, and we estimate that fewer than one percent of our total loans during 2013 were loans of this type.  In part, this is because we require reasonable proof of current employment as a condition to obtaining a loan from us.

In general, our lending process and standards are extraordinarily different from those used by banks.  To our knowledge, banks typically order and carefully review credit reports, engage in some level of underwriting analysis relating to the ability of a potential borrower to repay the loan, and will typically make independent verification of employment and earnings history through payroll deposits, phone calls, reviews of tax returns and other processes—all in an effort to minimize the risk of a loan default.  As a result, we generally experience a higher default rate on our personal loans than banks do on their personal loans (see caption below, “Risks Associated with Our Loans—Default and Collection”).  At December 31, 2013, we had an aggregate of all loan types of approximately:

•	$5.22 million in current outstanding loan principal, fees and interest due to us
•	$1.43 million of late loans (customers’ repayment checks presented as NSF within the last 180 days or installment loan balances not past the final installment due date with 1 or more payments delinquent)

The Fees We Charge

The fee we charge for a payday loan varies from state to state, based on applicable regulations, and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed.  We do not charge interest in connection with our payday loans but do charge interest on our short-term installment loans made in Colorado and Wisconsin.  If, however, we calculate the loan fees we charge as an annual percentage rate of interest, such rate would range from 177% for a 31-day loan transacted in Kansas (on the low end) to approximately 536% for a 14-day loan in Wyoming (on the high end), with the actual average loan amount and average actual loan fees we charge involving an imputed annual percentage rate of approximately 439% and 198% for a 14-day and 31-day loan, respectively.  The term of a loan significantly affects the imputed APR of the fees we charge for our loans.  For instance, when a $15 fee is charged for a two-week loan of $100, the resulting APR is 391%.  When the same fee on $100 is charged for a four-week loan, the resulting APR is 195%.  When our general range of payday loan fees is applied to our average 2013 loan amount of $338, the fee ranges from $50.67 to $74.32 and the APR ranges from 391% to 574% for a two-week loan and from 196% to 287% for a four-week loan.  Currently, we do not charge the maximum fee permitted in all of the states where we operate.  We do, however, charge a uniform fee for all transactions processed in any particular state that involve the same range of payday loan amounts and the same term.

The table below sets forth the uniform fees we charge and imputed APRs on non-interest payday loans in the states where we operated during 2013:

State	Fees	APR (%) on a 14- day $100 Loan	APR (%) on a 28-day $100 Loan	APR (%) on a 14- day $300 Loan	APR (%) on a 28- day $300 Loan
Iowa	$15 on first $85 advanced; 11.1 on additional amounts (up to $445)	435%	217%	338%	169%
Kansas	$15 per $100 advanced	391%	196%	391%	196%
Nebraska	$17.50 per $100 advanced	456%	228%	456%	228%
North Dakota	$20 per $100 advanced	521%	261%	521%	261%
South Dakota	$20 per $100 advanced	521%	261%	521%	261%
Utah	$20 per $100 advanced	521%	261%	521%	261%
Wyoming	30% per $100 advanced if loan is less than $150 or 20% per $100 advanced if loan is equal to or greater than $150 (subject to numerous maximums)	536%	268%	521%	261%

Of the nine states in which we presently operate, three states (South Dakota, Utah and Wisconsin) do not limit the payday loan fees we may charge or the term (i.e., the length) of the loans we may offer our customers.  In addition, Utah does not limit the amount we may loan to customers in a payday lending transaction.

In Wisconsin and Colorado, we generally offer short-term installment loans from $100 to $1,750 payable in six equal monthly payments. Colorado loan terms include a 45% annual interest rate, an origination fee of 20% on loan amounts up to $300 and 7.5% on loan amounts thereafter and a monthly maintenance fee.  Wisconsin installment loans are payable over four to six months at an annual percentage rate of approximately 480%.

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

The above-described payday fees are the only fees we assess and collect from our customers for payday loans.  Nevertheless, we also charge a flat fee that ranges from $15 to $30 (depending on the state) for returned checks in the event that a post-dated check we attempt to cash as repayment for our loan is returned.  In 2013 and 2012, we had approximately 7,800 checks returned that were assessed a fee.

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

Most states prohibit payday lenders from extending or refinancing a payday loan.  Nevertheless, three states in which we presently provide payday loans—South Dakota, North Dakota and Utah—do permit a loan to be extended or “rolled over” for a specified period.  Specifically, North Dakota permits only one loan extension; South Dakota permits up to four loan extensions; and Utah has no limit on the number of loan extensions but does limit the time period of extensions to 10 weeks from the origination date of the original loan.

Summary of Loan Terms

The table below sets forth the minimum and maximum loans we approve, the maximum fee we charge, the maximum term of the loan and whether an extension/rollover is permitted in the state were we operate.

State	Minimum Loan	Maximum Loan	Maximum Fee	Maximum Term	Extension/ Rollover Permitted
Colorado - Installment	No minimum	$500	20% origination on first $300; 7.5% thereafter; 45% interest and a monthly maintenance fee	Minimum 6 months	Yes
Iowa	No minimum	$500	$5+10% of first $100 10% thereafter [1]	31 days	No
Kansas	No minimum	$500	$15 per $100	30 days	No
Nebraska	No minimum	$500	15% [1] per $100	31 days	No
North Dakota	No minimum	$600	20%	60 days	Yes (one)
South Dakota	No minimum	$500	No limit	No limit	Yes (four)
Utah	No minimum	No limit	No limit	84 days	Yes
Wisconsin - Installment	No minimum	$750	480%	7 months	No
Wyoming	No minimum	No limit	20%	30 days	No

1  Denotes that the applicable percentage is calculated on the loan amount plus any finance charges.

Multiple Loans to Single Customers

We occasionally make multiple loans to a single customer if permitted by applicable law and regulations.  Based on our outstanding payday loans as of December 31, 2013, approximately 7.16% of our customers had more than one loan outstanding.  In these cases, the average number of separate loans outstanding was 2.04 and the average aggregate principal amount loaned was approximately $429.

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

When a customer defaults on a loan, we engage in store-level collection practices that include contacting the customer for repayment and the customer’s bank to determine whether funds are available to satisfy their personal post-dated check.  If funds are available, we present the check to the bank for repayment and an official check from the bank is obtained to pay off the item.  The costs involved in these initial collection efforts are minimal, involve some employee time and possibly a flat $15-30 bank fee to cover the cost of the cashier’s check.  If funds are not available, we generally attempt to collect returned checks for up to 90 days (or up to 180 days in cases where a bank account is still active and the customer has not initiated a stop payment on the postdated check provided), principally through continued attempts to contact the customer.  If our attempts remain unsuccessful after 90 (or 180) days, we assign the item to a collection agency.  Assignment to a collection agency may cost us 30-40% of the amount eventually collected (if any) from the customer.  Ordinarily, we do not recoup any costs of collection from our customers.

Historically, we collect approximately 58% of the amount of all returned checks, which results in approximately 2.6% of our total payday loans being uncollectible.  In 2013, we generated approximately 175,300 payday loan transactions.

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

Industry Information

According to the Community Financial Services Association of America (CFSA), there are an estimated 20,600 cash advance loan stores in the United States, which in the aggregate provide approximately $38.5 billion in short-term credit to households experiencing cash-flow shortfalls.  Industry trends indicate that there is likely to be a net decrease in total payday lending stores over the next few years due to store closings resulting from a combination of regulatory or legal changes, a slowdown in new store growth and general economic conditions.

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

Effect of General Economic Conditions on our Payday Lending Business

We believe that consumer demand for our payday lending services is increasing as a result of the continued sluggishness of the economy and sustained levels of high unemployment even though high unemployment levels generally reduce the pool of payday loan consumers that can meet all of our loan qualifications, particularly the employment requirement.  In addition, it seems likely that the continued economic situation and higher unemployment rates could result in greater loan losses than we experienced in 2013 with unemployment rates expected to remain high and increase for the foreseeable future.  Our business experienced fluctuating changes in our provision for loan losses in recent years.  For instance, our provision for loan losses totaled $1.86 million for 2013, an increase of $.12 million from our provision of $1.74 million for 2012.   Our provision for loan losses as a percentage of payday, installment and pawn loan revenue was 16.7% for 2013 and 15.6% for 2012.  In summary, we are uncertain how the current economic conditions will affect demand for our services or our loan losses for 2014.

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

Introduction of Pawn Services

In August 2012 we opened our first pawn store by converting an existing payday location into a combined payday/pawn store.  We opened our second pawn store in May 2013 and secured a third location in June 2013.  Our pawn stores provide collateralized non-recourse loans, commonly known as “pawn loans,” with a maturities of one to four months.  Allowable service charges will vary by state and loan size. Our pawn loans earn 17.5% to 20% per month and our average pawn loan amount typically ranges between $10 and $250, although may range as high as $2,000.  The loan amount varies depending on the valuation of each item pawned.  We generally lend from 30% to 55% of the collateral’s estimated resale value depending on an evaluation of several factors. Customers then have the option to redeem the pawned merchandise during the term or at expiration of the pawn loan or forfeiting the merchandise to us on expiration. At our pawn stores we sell merchandise that was acquired through either customer forfeiture of pawn collateral, second-hand merchandise purchased from customers or consigned to us or new merchandise purchased from vendors.

During the year ended December 31, 2013, our revenues from pawn store operations were approximately $850,000.

CELLULAR RETAIL DIVISION

General Description

We also operate cellular retail stores as an authorized Cricket dealer selling cellular phones and accessories, providing ancillary services and accepting service payments from customers. Authorized dealers are permitted to sell the carrier’s line and generally locate their store operations in areas with a strong potential customer base where the carrier does not maintain a corporate storefront. These locations are generally within the urban core or surrounding areas of a community. We are an authorized premier Cricket dealer, and as such, we are only permitted to sell the Cricket line of prepaid cellular phones at our Cricket retail stores.

As of December 31, 2013, we operated 57 Cricket cellular retail stores in 14 states (Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon, Texas and Washington).

We profit in this business through retail sales of Cricket cellular phones, sales of phone accessories (e.g., face plates and phone chargers), fees charged when a customer changes services (service reactivations, adding lines, plan changes, etc), or whenever a customer pays his or her prepaid cellular invoice at one of our store locations.  We bear no risk of non-payment because cellular communications companies provide the cell phone services.

Market Information and Marketing

Cricket Wireless service offers customers a simple, predictable and affordable nationwide unlimited wireless voice, data, text, Muve Music TM and broadband data services for a flat monthly rate.

On March 13, 2014, AT&T closed on the acquisition of Leap Wireless International, Inc.  Cricket will be integrated with AT&T’s existing operations and Cricket customers will be migrated over to AT&T’s network over an estimated period of 18 months.  Cricket will now have access to AT&T’s nationwide 4G LTE network that covers nearly 280 million people.  This will allow Cricket to expand its presence to additional U.S. cities.

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

Market Strategy

We believe that our business model is scalable and can be expanded successfully into current adjacent and new markets as we continue to perfect our operational protocols and our administrative office functions relating to our cellular retail business.  We are looking to acquire additional Cricket dealerships and launch additional stores in new AT&T markets that are currently underserved by competing service providers.

Products and Services

Our authorized Cricket retail stores offer the following products and services:

•	Cricket Wireless service plans, each designed to attract customers by offering simple, predictable and affordable wireless voice, Muve Music TM, text and data services that are a competitive alternative to traditional wireless and wireline services by offering plans with a flat-rate and unlimited usage within Cricket service areas, and without requiring fixed-term contracts, early termination fees or credit checks
•	Cricket Wireless plan upgrades (e.g., international calling minutes to Canada and/or Mexico; roaming service packages, text messages) and applications (including customized ring tones, wallpapers, photos, greeting cards, games and news and entertainment message deliveries) on a prepaid basis
•	Cricket handsets; and
•	Cricket broadband service affording customers unlimited wireless access to the Internet through their computers at a flat rate with no long-term commitments or credit checks.

The service payment options for Cricket customers include:

•	automatic charge against a debit or credit card on bill cycle due date
•	check payment by mail
•	payment at any corporate Cricket store, dealer location or alternative payment locations (e.g., a local grocery store), and
•	payment by telephone using a credit or debit card.

Customers also have an option on the purchase of their cellular phone, including the latest in Apple, Android-based and Blackberry OS-based smartphones.  The customer can either purchase a new or refurbished phone from us or purchase a used phone from a previous customer.  All phones must be paid for in full because there is no contract for the monthly prepaid service.  New phone prices range from $39.99 to high-end cellular phones, such as the iPhone ®, at $599.99 before promotional offers.

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

Regulation of Consumer Financing Activities

In those states where we currently operate, we are licensed as a payday lender where required and are subject to various state regulations regarding the terms and conditions of our payday loans and our lending policies, procedures and operations.  In some states, payday lending is referred to as “deferred presentment,” “cash advance loans”—“deferred deposit loans” or “consumer installment loans.”  State regulations normally limit the amount that we may lend to any single consumer and may limit the number of loans that we may make to any consumer at one time or in the course of a single year.  State regulations also limit the amount of fees that we may assess in connection with any loan transaction and may limit a customer’s ability to extend or “rollover” a loan with us.  Often, state regulations also specify minimum and maximum maturity dates for payday loans and, in some cases, specify mandatory cooling-off periods between transactions.

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

Additional areas of competition have arisen.  Businesses offer loans over the Internet as well as “loans by phone,” and these services compete with the services we offer.  There also has been increasing penetration of electronic banking and related services into the check cashing and money transfer industry, including direct deposit of payroll checks, payroll or debit cards, stored-value cards, prepaid credit and debit cards, and electronic transfer of government benefits.

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

Cellular Retail

Our Cricket store business competes primarily with other actual or potential authorized sellers and distributors of Cricket products and services.  The authorization to sell Cricket products and services is granted by Cricket Communications, a Delaware corporation (sometimes referred to as “Cricket Wireless, Inc.”) and wholly owned subsidiary of Leap Wireless International, Inc.  Effective March 13, 2014, Leap Wireless was acquired by AT&T.  Presently, we believe that our ability to compete with other sellers of Cricket products and services will materially depend on the success with which we operate those store locations for which we presently have authorization to operate.  If we successfully manage those stores and are able to develop and maintain a strong working relationship with Cricket Communications, we expect that we may be able to effectively compete for additional store locations when and as they come available.

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

Security

We believe the principal security risks to our operations are robbery and employee theft.  We have established extensive security and management information systems to address both areas of potential loss.  To protect against robbery, most payday lending store employees work behind bullet-resistant glass and steel partitions, and the back office, safe and computer areas are locked and closed to customers.  Our security measures in most payday lending, pawn/payday and Cricket stores include safes, electronic alarm systems monitored by third parties, control over entry to customer service representative and inventory areas, detection of entry through perimeter openings, walls and ceilings, locked cases and the tracking of all employee movement in and out of secured areas.  Consumer Finance segment employees use cellular phones to ensure safety and security whenever they are outside secured areas.  Additional security measures used in many stores include some combination of alarm systems, remote control over alarm systems, the arming, disarming and changing of user codes, and mechanically and electronically controlled time-delay safes.

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

EMPLOYEES

At December 31, 2013, we had approximately 320 employees, consisting of 298 store personnel (106 of whom were employed at payday loan stores, 12 of which were employed at the pawn store, and 180 of which were employed at Cricket retail stores),   16 corporate office employees and six corporate office managers.  We believe our relationship with our employees is good, and we have not suffered any work stoppages or labor disputes.  We do not have any employees that operate under collective-bargaining agreements.

CORPORATE INFORMATION

Our principal offices are located at 11550 “I” Street, Suite 150, Omaha, Nebraska 68137, and our telephone number at that office is (402) 551-8888.

The Company’s year ends December 31.  Neither the Company nor any of its predecessors have been in bankruptcy, receivership or any similar proceeding.

RECENT DEVELOPMENTS

Credit Facilities

On October 18, 2011, the Company entered into a borrowing arrangement with River City Equity, Inc. and delivered a related long-term promissory note in favor of River City Equity.  The borrowing arrangement allows the Company to borrow up to $2,000,000 at an interest rate of 12% per annum, with interest payable on a monthly basis.  The note was amended December 7, 2012 increasing the borrowing limit to $3,000,000 and extending the maturity date to March 31, 2014.  On March 21, 2014, the note was amended to extend the maturity date to June 30, 2015, on which date all unpaid principal and accrued but unpaid interest thereon is due and payable.  The note, under certain circumstances, permits River City Equity to obtain a security interest in substantially all of the Company’s assets.  As of December 31, 2013, $2,750,000 has been advanced under this arrangement.

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

A summary table of the number of stores operated during the periods ended December 31, 2013 and 2012 follows:

	Year Ended December 31, 2013				Year Ended December 31, 2012
	Payday	Payday/Pawn	Pawn	Wireless	Payday	Payday/Pawn	Wireless
Beginning	51	1	-	57	52	-	45
Acquired / Launched	-	-	1	13	-	-	16
Converted	-	-	-	-	(1)	1	-
Closed	(1)	-	-	(13)	-	-	(4)
Ending	50	1	1	57	51	1	57

AT&T Acquisition of Leap Wireless

On March 13, 2014, AT&T closed on the acquisition of Leap Wireless International, Inc.  Cricket will be integrated with AT&T’s existing operations and Cricket customers will be migrated over to AT&T’s network over an estimated period of 18 months.  Cricket will now have access to AT&T’s nationwide 4G LTE network that covers nearly 280 million people.  This will allow the Cricket to expand its presence to additional U.S. cities.

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

Any adverse change in present federal laws or regulations that govern or otherwise affect payday lending could result in our curtailment or cessation of operations in certain jurisdictions or locations, or result in increased operational costs.  The federal Consumer Financial Protection Bureau is actively monitoring the payday lending industry and most payday lenders expect that the Bureau will eventually attempt to promulgate procedural or disclosure-based regulations affecting payday loans throughout the United States.    Furthermore, any failure to comply with any applicable federal laws or regulations could result in fines, litigation, or the closure of one or more store locations or negative publicity.  Any such change or failure would have a corresponding impact on our results of operations and financial condition, primarily through a decrease in revenues resulting from the cessation or curtailment of operations, decrease in our operating income through increased legal expenditures or fines, and could also negatively affect our general business prospects as well if we are unable to effectively replace such revenues in a timely and efficient manner or if negative publicity affects our ability to obtain additional financing as needed.

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

We currently provide payday lending services in nine states.  For the year ended December 31, 2013, revenues from our locations in Nebraska represented approximately 28% of our total payday revenues.  For the foreseeable future, we expect that a material and significant portion of our revenues will continue to be generated in Nebraska.  We operate cellular retail stores in 14 states.  For the year ended December 31, 2013, revenues from our Nebraska, Texas and Colorado stores represented approximately 26%, 12% and 11% of our total cellular revenues, respectively.  As a result, changes to prevailing economic, demographic, competitive, regulatory or any other conditions, including the legislative, regulatory or litigation risks mentioned above, in the markets in which we operate, and in Nebraska and Missouri in particular, could lead to a reduction in demand for our services and result in a decline in our revenues or an increase in our provision for doubtful accounts, or even an outright legal prohibition on the conduct of our business.  Any of these outcomes could in turn result in a material and swift deterioration of our financial condition principally by impairing our revenues and affecting our ability to obtain financing and operating liquidity, our operating results and our business prospects (again, principally by reducing our revenues and impairing our ability to grow our business).

A default under our borrowing arrangement could require us to seek financing on a short-term basis that may be disadvantageous to the Company.

On October 18, 2011 and amended on December 7, 2012, we entered in a borrowing arrangement with River City Equity, Inc. Under this arrangement, we may borrow up to $3,000,000 at an interest rate of 12% per annum, with interest payable on a monthly basis.  The note we delivered to River City Equity originally matured on March 31, 2014 and was amended on March 21, 2014 with a new maturity date of June 30, 2015, on which date all unpaid principal and accrued but unpaid interest thereon is due and payable.  The note, under certain circumstances, permits River City Equity to obtain a security interest in substantially all of our assets.  As of December 31, 2013, $2,750,000 had been advanced under this arrangement.

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

As of December 31, 2013, 53.2% of our assets consisted of goodwill and other intangible assets. Under generally accepted accounting principles, the carrying value of goodwill is subject to periodic review and testing to determine if it is impaired.  The value of our assets will depend on market conditions, regulatory environment, the availability of buyers and similar factors. While the value of these assets is based on management projections and assumptions and is determined by using the discounted cash flow method for purposes of our impairment testing, those values may differ from what could ultimately be realized by us in a sales transaction or otherwise and that difference, while not affecting cash flow, could have a material adverse impact on our operating results and financial position.

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

In recent years, consumer advocacy groups and media reports have advocated governmental action to prohibit or severely restrict payday loans.  The consumer groups and media reports typically focus on the cost to a consumer for this type of loan, which is higher than the interest typically charged by credit card issuers.  The consumer groups and media reports typically characterize these transactions as predatory or abusive toward consumers.  If this negative characterization of our business becomes widely accepted by consumers, demand for our payday loans could significantly decrease, which could adversely affect our results of operations primarily by decreasing our revenues.  Negative perception of our business activities could also result in our industry being subject to more restrictive laws and regulations and greater exposure to litigation.

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

Our future success depends to a significant degree upon the members of our executive management, particularly John Quandahl, who is our Chief Executive Officer.  Accordingly, the loss of these services would likely materially and adversely affect our business.  The Company has an employment agreement with Mr. Quandahl effective through March 31, 2016.  Nevertheless, we cannot be certain that Mr. Quandahl will continue providing services to us for any particular period of time.  Our continued growth will also depend upon our ability to attract and retain additional skilled management personnel.  Competition for highly skilled and experienced management is intense and likely to continue and increase.  To the extent that we are unable to attract and retain the talent required for our business, our operating results could suffer.

We lack product and business diversification with a customer base primarily in urban areas, which creates a risk that our future revenues and earnings will be susceptible to fluctuations.

Although we have one payday/pawn and one pawn location, our primary payday business activity is offering and servicing payday loans.  We also provide certain related and other services, such as check cashing, money transfers and money orders. The Consumer Finance segment accounted for approximately 38% of our total revenues in 2013.  Our cellular retail segment accounted for approximately 62% of our total revenues in 2013.  If we are unable to further diversify our business products and services and expand our customer-base outside of the urban areas, we may experience fluctuations in our revenues and earnings, which may be significant, relating to our payday and pawn lending business and cellular retail sales.  Such fluctuations could result from legal or regulatory changes in one or more jurisdictions, changes in economic conditions in the jurisdictions where we provide services, or result from other risks or adverse events befalling us.  Our susceptibility to fluctuations or the actual happening of significant fluctuations in our revenues or earnings could cause our Company to be perceived as a less stable and therefore less attractive investment in general, which would likely negatively affect the market price of our common stock and our ability to obtain additional financing an acceptable terms.

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

We face significant competition in our industry. We compete with the four national wireless service providers (AT&T, Sprint, T-Mobile and Verizon Wireless) as well as other smaller carriers such as US Cellular and with many MVNOs such as Metro PCS and Walmart’s Straight Talk and Family Mobile plans. We also compete with government-financed “lifeline assurance” programs that offer free or reduced-cost cellular services to individuals and families receiving many types of public assistance.  Our ability to compete effectively will depend on, among other things, the pricing of cellular services and equipment, the quality of our customer service, the reach and quality of our sales and distribution channels and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industry, including new technologies and business models, changes in consumer preferences, demographic trends and economic conditions.

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

We face substantial risk through reliance on a single wireless retail carrier.

We operate entirely as an authorized Cricket dealer, are dependent upon continued operations as a Cricket dealer, their pricing, channel strategies, product supply, credit terms, dealer compensation structure, and up-to-date wireless technologies and infrastructure of Cricket Wireless.

General economic conditions affect our loan losses, and accordingly, our results of operations could be adversely affected by a general economic slowdown or other negative economic conditions such as high unemployment.

Provision for loan losses, net of recoveries, is one of our largest operating expenses, constituting approximately 16.6% of our loan revenues for the year ended December 31, 2013, with payday loan losses comprising most of the losses.  Any changes in economic factors that adversely affect our customers, such as an economic downturn or high unemployment, could result in higher loan loss experiences than anticipated, which could in turn adversely affect our loan charge-offs and operating results.

If estimates of our loan losses are not adequate to absorb actual losses, our financial condition and results of operations may be adversely affected.

We maintain an allowance for loan losses at levels to cover the estimated incurred losses in the collection of our payday and installment loan portfolios outstanding at the end of each applicable period.  At the end of each period, management considers recent collection history to develop expected loss rates, which are used to establish the allowance for loan losses.  Our allowance for loan losses was $1.22 million on December 31, 2013.  Our allowance for loan losses is an estimate, and if actual loan losses are materially greater than our allowance for losses, our financial condition and results of operations could be adversely affected.

A sustained deterioration in the economy could reduce demand for our products and services and result in reduced earnings.

A sustained deterioration in the economy could cause worsening performance of our pawn loans and in consumer demand for and resale value of pre-owned merchandise that we sell in our stores. This, in turn, could reduce the amount that we could effectively lend on an item of collateral. Such reductions could adversely affect pawn loan balances, pawn loan redemption rates, inventory balances, revenues and gross profit margins.

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

Our controlling shareholder, WCR, LLC, has beneficial ownership of 54,427,922 shares.  WCR has beneficial ownership of approximately 90% of our common stock as of December 31, 2013.  As a result, WCR has the ability to outright control our management and affairs through the election and removal of our entire Board of Directors and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets.  This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders.  Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

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

In addition, there has typically been very little trading activity in our common stock.  During 2013, the average daily trading volume (as reported by Google Finance) was approximately 8,000 shares with the 52-week trading prices ranging from $0.02 to $0.38 per share.  The small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose.  Furthermore, small trading volumes generally depress market prices.  As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

None.

ITEM 2    PROPERTIES

Our headquarters is in Omaha, Nebraska.  There, we have a 5,775-square-foot space, with additional space available, which is sufficient for our projected near-term future growth.  The monthly lease amount is currently $5,500 and the lease expires on December 31, 2014.  The corporate phone number is (402) 551-8888.

As of December 31, 2013, we had 50 payday store  locations, one combined payday/pawn store location and one pawn only location.  Our payday store locations typically range in size from 1,000 square feet to 2,000 square feet, and have varying lease terms (none of which, however, have remaining terms of more than five years).  As of the date of this report, we have payday lending stores in the following cities:

•	Sterling, Colorado	•	Aberdeen, South Dakota
•	Council Bluffs, Iowa	•	Rapid City, South Dakota
•	Ames, Iowa [1]	•	Sioux Falls, South Dakota
•	Des Moines, Iowa (four locations)	•	Watertown, South Dakota
•	Sioux City, Iowa	•	Salt Lake City, Utah
•	Dodge City, Kansas	•	Sandy, Utah
•	Garden City, Kansas	•	Taylorsville, Utah
•	Columbus, Nebraska	•	West Jordan, Utah
•	Grand Island, Nebraska [2]	•	Kenosha, Wisconsin
•	Hastings, Nebraska	•	Pleasant Prairie, Wisconsin
•	Lincoln, Nebraska (three locations)	•	Racine, Wisconsin (two locations)
•	North Platte, Nebraska	•	Casper, Wyoming (two locations)
•	Omaha, Nebraska (seven locations)	•	Gillette, Wyoming
•	Bismarck, North Dakota (two locations)	•	Laramie, Wyoming
•	Grand Forks, North Dakota (three locations)	•	Sheridan, Wyoming
•	Fargo, North Dakota (four locations)	•	Rock Springs, Wyoming
•	Minot, North Dakota

1 Pawn only location
2 Combined pawn/payday location

As of December 31, 2013, we had 57 cellular retail locations. Our cellular retail locations typically range in size from 1,000 square feet to 2,500 square feet, and have varying lease terms (none of which, however, have remaining terms of more than five years). As of the date of this report, we have cellular retail stores in the following cities:

•	Nogales, Arizona	•	Mishawaka, Indiana
•	Phoenix, Arizona	•	South Bend, Indiana
•	Aurora, Colorado (two locations)	•	Council Bluffs, Iowa
•	Boulder, Colorado	•	Kansas City, Kansas
•	Fort Collins, Colorado	•	Kansas City, Missouri (five locations)
•	Greeley, Colorado	•	St. Louis, Missouri (two locations)
•	Littleton, Colorado	•	Lincoln, Nebraska (two locations)
•	Longmont, Colorado	•	Omaha, Nebraska (ten locations)
•	Westminster, Colorado	•	Cincinnati, Ohio
•	Coeur d’Alene, Idaho	•	Oklahoma City, Oklahoma (two locations)
•	Cahokia, Illinois	•	Tulsa, Oklahoma
•	Fairview Heights, Illinois	•	Hillsboro, Oregon
•	Mundelein, Illinois	•	Portland, Oregon (two locations)
•	Round Lake Beach, Illinois	•	McAllen, Texas (two locations)
•	Vernon Hills, Illinois	•	Laredo, Texas
•	Elkhart, Indiana	•	San Antonio, Texas (three locations)
•	Merrillville, Indiana	•	Spokane, Washington
•	Michigan City, Indiana	•	Vancouver, Washington

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

PART II

ITEM 5    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

Our common stock is listed for trading on the OTC Bulletin Board, the “OTCBB,” under the symbol “WCRS.” The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2013 and 2012. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred. On or about March 1, 2010, our common stock also began trading on the “OTCQB,” which is the OTC Markets’ middle-tier over-the-counter quotation platform. OTC Markets is the entity formerly known as “The Pink Sheets.”

Market Price (high/low)
For the Fiscal Year	2013	2012
First Quarter	$0.10 – 0.06	$0.09 – 0.01
Second Quarter	$0.10 – 0.02	$0.37 – 0.04
Third Quarter	$0.38 – 0.02	$0.17 – 0.05
Fourth Quarter	$0.14 – 0.04	$0.13 – 0.06

HOLDERS

As of the date of this report, we had 60,220,165 shares of common stock outstanding held by approximately 515 holders of record.

DIVIDENDS

Holders of our common stock are entitled to share pro rata in dividends and distributions with respect to the common stock when, as and if declared by our Board of Directors out of funds legally available therefore. We have not paid any dividends on our common stock.

On December 10, 2012, we entered into a Preferred Stock Conversion Agreement with WCR, LLC, a Delaware limited liability company, and Richard E. Miller, a director of the Company. WCR, LLC and Richard E. Miller were the holders of the Company’s Series A Convertible Preferred Stock. Pursuant to the Preferred Stock Conversion Agreement, the preferred shareholders converted all of their respective preferred shares into an equal number of shares of common stock. In consideration, the Company paid the dividends accrued but unpaid as of the conversion date, in the amount of $6,055,163 ($5,650,000 in cash and $405,163 in demand promissory notes). The demand promissory notes accrued no interest and were paid in April 2013.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The table below sets forth certain information, as of the close of business on December 31, 2013, regarding equity compensation plans (including individual compensation arrangements) under which securities of Western Capital were then authorized for issuance.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Issuance Under Equity
	be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(excluding securities reflected
	Warrants and Rights	Warrants and Rights	in column a)
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	None	n/a	None
Equity compensation plans not approved by securityholders	None	n/a	2,000,000 (1)

(1)	In February 2008, our Board of Directors adopted the 2008 Stock Incentive Plan which permits the issuance of various incentives, including options or similar rights to purchase or acquire up to 2,000,000 shares of common stock. As of the date of this report, no incentives have been issued under such plan. We are not required by applicable state law or the listing standards of any self-regulatory organization or quotation service (e.g., the OTC Markets, NASD, AMEX or NYSE) to obtain the approval of its security holders prior to issuing any such compensatory options, warrants or other rights to purchase securities of the Company.

DESCRIPTION OF EQUITY SECURITIES

Our authorized capital stock consists of 250 million shares of capital stock, no par value per share (unless otherwise determined by the Board of Directors). All shares of common stock have equal voting rights and are entitled to one vote per share on all matters to be voted upon by our shareholders. Shares of our common stock have no preemptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Cumulative voting in the election of directors is not permitted. In the event of our liquidation, each holder of our common stock is entitled to receive a proportionate share of our assets available for distribution to stockholders after the payment of liabilities. All shares of our common stock issued and outstanding are fully paid and non-assessable.

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

OVERVIEW

While revenues from our cellular retail division overtook revenues from the consumer finance division the consumer finance division contributed 55% of the year’s net income. Yet the growth in cellular retail division resulted in it contributing 45% of the year’s net income compared to only 7% in 2012. In 2013, the Company continued its growth in the cellular retail division by adding or relocating stores into more lucrative locations and closing underperforming store locations. Cellular retail division revenue increased 40.50% from 2012. Expansion of the consumer finance division into pawn continued with the addition of one pawn store in 2013 and securing a location for a third store to be opened in the first quarter of 2014.

We provide retail financial services, inclusive of non-recourse unsecured cash advance and installment loans, non-recourse secured pawn and title loans, check cashing and other money services to individuals primarily in the midwestern and southwestern United States. At the close of business on December 31, 2013, we owned and operated 50 “Payday” stores, one combined payday/pawn store, and one pawn store in nine states.

We operate cellular retail stores as an “authorized premier with service” dealer for Cricket Wireless. “Authorized premier with service” Cricket dealers are permitted to sell the carrier’s line and perform nearly all the services performed by corporate-owned Cricket retail stores. We generally locate store operations in areas with a strong potential customer base where the carrier does not maintain a corporate storefront. These locations are generally within the urban core or surrounding areas of a community. As of December 31, 2013, we operated 57 Cricket cellular retail stores in 14 states.

Our expenses primarily relate to the operations of our retail stores. The most significant expenses include phones and accessories, salaries and benefits for our store employees, occupancy expenses for our leased real estate, and provisions for payday and installment loan losses. Our other significant expenses are general and administrative, which includes compensation of employees, professional fees for accounting, audit and legal services, and management consulting fees.

With respect to our cost structure phone and accessory costs of sales are one of our largest costs of sales. Salaries and benefits and our second largest cost and are driven primarily by store sales volume and number of storefronts operated throughout the year. Occupancy costs make up our third largest expense item. Our provision for losses is also a significant expense. We have experienced some seasonality in our operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

We evaluate our stores based on revenue growth, gross profit contributions and loss ratio (which, for the consumer finance segment, is losses as a percentage of loan revenues), with consideration given to the length of time the storefront has been open, saturation of the surrounding area and its geographic location. We evaluate changes in comparable storefront financial and other measures on a routine basis to assess operating efficiency. We define comparable storefronts as those that are open during the full periods for which a comparison is being made. For example, comparable storefronts for the annual analysis we undertook as of December 31, 2013 have been open at least 24 months on that date. We monitor newer storefronts for their progress toward profitability and rate of loan growth or units sold.

Revenues increased to $32.89 million in 2013 from $26.51 million in 2012. Sales revenues from our cellular retail phones and accessories sales increased in 2013 to $12.13 million compared to $8.23 million during 2012. Payday loan revenues totaled $8.91 million in 2013 compared to $9.88 million in 2012. Our 2013 phone and accessories cost of sales was $9.89 million compared to $5.64 million in 2012. Store salaries and benefits expense was $7.52 million in 2013 compared to $6.63 million in 2012. The increase in our cellular retail segment revenues had a corresponding upward impact to our costs of sales. Income from stores increased to $6.14 million in 2013 compared to $6.10 million in 2012. Our general and administrative expenses increased to $3.54 million in 2012 from $3.19 million in 2012. Primarily as a result of these factors, net income decreased to $1.62 million in 2013 from net income of $1.78 million in 2012.

Net income per common share was $0.03 in 2013 compared to a net loss per common share of ($0.06) in 2012. In December 2012, we converted all outstanding shares of our Series A Convertible Preferred Stock to common stock on a one-for-one basis, retiring 100% of our outstanding Series A Convertible Preferred Stock. Prior to the conversion, we had 10,000,000 shares of Series A Convertible Preferred Stock (10% cumulative dividends, $0.01 par value, $2.10 stated value) authorized, issued and outstanding. The preferred dividend which accrued through the date of conversion was included in the calculation of the net loss available to common shareholders in 2012. As a result, we had a net loss available to common shareholders in 2012. Prior to the date of conversion, our obligation to pay preferred dividends impacted our cash flow and inhibited our ability to grow through stock-funded acquisitions. The preferred dividend obligation also significantly affected our net income available to common shareholders. For example, absent the 2012 preferred dividend of $2.5 million, our net income available to common shareholders would have been approximately $1.8 million.

RESULTS OF OPERATIONS:
YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

For the year ended December 31, 2013, net income was $1.62 million compared to a net income of $1.78 million in 2012. Income before income taxes was $2.60 million in 2013 compared to $2.90 million in 2012. The major components of each of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense are discussed below.

Revenues

Revenues totaled $32.89 million in 2013 compared to $26.51 million in 2012, an increase of $6.38 million or 24%. The increase in total revenues resulted primarily from a significant increase in our cellular retail division sales. Sales revenues from customers for the sale of cellular phones and accessories totaled $12.13 million in 2013 compared to $8.22 million in 2012. Cricket carrier fee revenue totaled $8.10 million in 2013 compared to $6.24 million in 2012, an increase related to an increase in dealer fees per unit sold and the increase in unit sales due to the operation of more locations in 2013 compared to 2012. We operated 70 cellular retail storefronts during at least some part of 2013 compared to 61 in 2012. Throughout 2013, we added 13 cellular retail storefronts and closed 13 for a net change of zero storefronts. In comparison, throughout 2012, we added 16 cellular retail storefronts and closed four. Our consumer finance division originated approximately $69.35 million in payday loans during 2013 compared to $69.20 million in payday loans during the prior year resulting in payday loan fees of $9.91 million in 2013 compared to $9.88 million in 2012. The average loan (including fee) totaled $396 in 2013 versus $387 in the prior year. Our average fee for 2013 was $57 compared to $56 for 2012. Income from installment loan interest increased to $1.08 million in 2013, compared to $1.06 million in 2012. Other revenues, including check cashing, title loans, service change fees and other sources, totaled $1.67 million and $1.11 million for 2013 and 2012, respectively.

The following table summarizes our revenues:

	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
			(percentage of revenues)
Phones and accessories	$12,125,009	$8,226,050	36.9%	31.0%
Payday loan fees	9,911,143	9,876,166	30.1%	37.3%
Cricket service fees	8,102,364	6,241,150	24.6%	23.5%
Installment interest income	1,078,788	1,061,196	3.3%	4.0%
Check cashing fees	511,323	642,241	1.6%	2.4%
Other income and fees	1,160,569	467,271	3.5%	1.8%
Total	$32,889,196	$26,514,074	100%	100%

We expect our sources of revenue for 2014 to continue to diversify as we continue to increase sales in our Cricket retail operations and look to open new Cricket retail and pawn storefronts.

Store Expenses

Total expenses associated with store operations for 2013 were $26.75 million compared to $20.42 million for 2012, an increase of $6.33 million or 31.0%. The major components of these expenses are costs of sales for phones and accessories, salaries and benefits for our store employees, occupancy costs relating to our store leaseholds, provision for loan losses, advertising expenses, depreciation of store equipment, amortization of intangible assets and other expenses associated with store operations.

Overall, our most significant increases in store expenses from 2013 to 2012 related to phones and accessories, salaries and benefits for our store employees, and occupancy costs. Our most significant decrease in store expenses over that same period relates to amortization of intangible assets. A discussion and analysis of the various components of our store expenses appears below.

Phone and Accessories Cost of Sales.  The increase in our cellular phone and accessory revenues resulted in corresponding increase in costs of sales.  Also contributing to the increase was a change in the dealer compensation arrangement with Cricket that resulted in lower profit margins on phone unit sales. For the year ended December 31, 2013, our costs of sales were $9.89 million compared to $5.64 million in 2012, an increase of 75.3%.

Salaries and Benefits. Payroll and related costs at the store level was $7.52 million in 2013 compared to $6.63 million in 2012, an increase of $.89 million. This increase is primarily a result of an increase in the number of cellular retail storefronts operating throughout 2013. As a result of these additional cellular retail storefronts, we expect that salaries and benefits for 2014 will increase because the additional storefronts will be operating the entire year. Our salaries and benefits expenses will further increase if we add additional storefronts in 2014, whether cellular retail or pawn.

Occupancy Costs. Occupancy expenses, consisting primarily of store leases were $2.63 million during 2013 compared to $2.27 million in 2012, an increase of $.36 million primarily resulting from a higher number of storefront days (number of storefronts times days leased for year) in 2013 compared to 2012. Occupancy expenses as a percentage of revenues decreased from 8.58% in 2012 to 8.01% in 2013.

Provisions for Loan Losses. Our provision for losses for 2013 totaled $1.86 million and $1.74 million for 2012. Our provision for loan losses as a percentage of loan interest and fee revenue was 16.6% during 2013 versus 15.6% during 2012. Due to our inability to foretell the speed and scope of the current economic recovery or the economy in general, we believe there are uncertainties in what loan losses for 2014 may be.

Advertising.  Advertising and marketing related expense was $.35 million in 2013 compared to $.32 million in 2012. We believe that our advertising expenses in 2014 may increase slightly over those in 2013, mainly as a result of the need to update advertising in our consumer finance division in 2014.

Depreciation. Depreciation increased by $.02 million in 2013. Depreciation was $.35 million for 2013 and $.33 million for 2012.

Amortization of Intangible Assets. Amortization of the customer relationship and other intangible assets was $.14 million for 2013 and $.22 million for 2012. This has been decreasing as intangible assets become fully amortized.

Other Store Expenses. Other store expenses increased from $3.26 million in 2012 to $4.01 million in 2013. Other store expenses include bank fees, collection costs, repair and maintenance, supplies, telephone, utilities and network lines, and others. The increase in these expenses during 2013 was primarily due to increased supplies related to our cellular retail stores and the expansion of our payday location to incorporate pawn operations.

General and Administrative Expenses

Total general and administrative costs for 2013 were $3.54 million compared to $3.19 million for 2012. The major components of these costs are salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses.

Salaries and Benefits. Salaries and benefits expenses for 2013 were $2.01 million compared to $1.83 million for 2012. The Company expects that during 2014 salaries and benefits expenses associated with executive management and corporate headquarters will increase from 2013 levels as we continue to grow and seek out acquisition and expansion opportunities.

Interest Expense. The Company had $.33 million of interest expense in 2013 compared to $.24 million in 2012, an increase due to an increase in the note payable balance in December 2012.

Other General and Administrative Expenses. Other general and administrative expenses, such as professional fees, management consulting fees, utilities, office supplies, and other minor costs associated with corporate headquarters activities were $1.16 million in 2013 compared to $1.10 million during 2012.

Total Operating Expenses

Total operating expenses for 2013 and 2012 were $30.28 million and $23.61 million, respectively. We anticipate our total operating expenses in 2014 to increase compared to 2013 due to the addition of cellular retail storefronts, and expansion of current payday location to incorporate pawn operations.

Income Tax Expense

Income tax expense on continuing operations decreased to $.99 million in 2013 compared to $1.12 million in 2012 for an effective rate of 37.8% and 38.6%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows:
	Year Ended December 31,
	2013	2012

Cash flows provided (used) by :
Operating activities	$967,846	$2,864,783
Investing activities	(597,640)	(982,068)
Financing activities	(632,990)	(1,545,538)
Net increase (decrease) in cash	(262,784)	337,177
Cash, beginning of period	2,246,619	1,909,442
Cash, end of period	$1,983,835	$2,246,619

At December 31, 2013, we had cash of $1.98 million compared to cash of $2.25 million on December 31, 2012. For 2014, we believe that our available cash, combined with expected cash flows from operations, will be sufficient to fund our liquidity and capital expenditure requirements through March of 2015. Our expected short-term uses of cash include the reduction in accruals related to operations, scheduled interest payments on debt obligations, and capital expenditures.

Our overall cash and liquidity position is significantly enhanced by the equity raised in 2012 and the 2012 conversion of our Series A Convertible Preferred Stock to common stock and the payment of the accrued dividends on the preferred stock.

Credit Facilities

On October 18, 2011 and amended on December 7, 2012, we entered in a borrowing arrangement with River City Equity, Inc. Under this arrangement, we may borrow up to $3,000,000 at an interest rate of 12% per annum, with interest payable on a monthly basis. The note we delivered to River City Equity originally matured on March 31, 2014 and was amended on March 21, 2014 with a new maturity date of June 30, 2015, on which date all unpaid principal and accrued but unpaid interest thereon is due and payable. The note, under certain circumstances, permits River City Equity to obtain a security interest in substantially all of our assets. As of December 31, 2013, $2,750,000 had been advanced under this arrangement.

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

Loans Receivable Allowance

We maintain a loan loss allowance for anticipated losses for our payday and installment loans. We do not record loan losses or charge-offs on pawn or title loans because the value of the collateral exceeds the loan amounts. To estimate the appropriate level of the loan loss allowance, we consider the amount of outstanding loan principal, interest and fees, historical charge offs, current and expected collection patterns and current economic trends. Our current loan loss allowance is based on our historic net write off percentage, net charge offs to loan principal, interest and fee amounts that originated during the last 24 months, applied against the balance of loan principal, interest and fees outstanding. We also periodically perform a look-back analysis on our loan loss allowance to verify the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. We are aware that as conditions change, we may also need to make additional allowances in future periods.

Included in loans receivable are unpaid principal, interest and fee balances of payday, installment, pawn and title loans that have not reached their maturity date and “late” payday loans that have reached maturity within the last 180 days and have remaining outstanding balances. Late payday loans generally are unpaid loans where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons. Loans are carried at cost plus accrued interest and fees less payments made and the loans receivable allowance. We do not specifically reserve for any individual loan. We aggregate loan types for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio. This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates. We utilize a software program to assist with the tracking of its historical portfolio statistics.  All returned items are charged-off after 180 days, as collections after that date have not been significant. The loan loss allowance is reviewed monthly and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

At December 31, 2013 and 2012 our outstanding loans receivable aging was as follows:

December 31, 2013

	Payday	Installment	Pawn & Title	Total
Current	$4,519,839	$408,782	$288,788	$5,217,409
1-30	271,967	56,807	-	328,774
31-60	202,097	31,212	-	233,309
61-90	217,154	17,285	-	234,439
91-120	206,885	8,660	-	215,545
121-150	199,253	2,846	-	202,099
151-180	218,802	2,825	-	221,627
	5,835,997	528,417	288,788	6,653,202
Allowance for losses	(1,120,000)	(95,000)	-	(1,215,000)
	$4,715,997	$433,417	$288,788	$5,438,202

December 31, 2012

	Payday	Installment	Pawn & Title	Total
Current	$4,318,517	$391,137	$171,344	$4,880,998
1-30	269,091	47,538	-	316,629
31-60	234,514	16,285	-	250,799
61-90	216,717	3,201	-	219,918
91-120	202,642	1,051	-	203,693
121-150	215,562	388	-	215,950
151-180	187,523	-	-	187,523
	5,644,566	459,600	171,344	6,275,510
Allowance for losses	(1,119,000)	(72,000)	-	(1,191,000)
	$4,525,566	$387,600	$171,344	$5,084,510

As a result of the Company’s collection efforts, it historically writes off approximately 42% of the returned items.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximate percentages:  1 to 30 days – 42%; 31 to 60 days – 67%; 61 to 90 days – 84%; 91 to 120 days – 89%; and 121 to 180 days – 92%. A rollforward of our loans receivable allowance for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31
	2013	2012
Loans receivable allowance, beginning of year	$1,191,000	$1,001,000
Provision for loan losses charged to expense	1,859,461	1,738,000
Charge-offs, net	(1,835,461)	(1,548,000)

Loans receivable allowance, end of year	$1,215,000	$1,191,000

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

Due to the minimal amount of float for our common stock, the market capitalization approach of valuing the reporting unit as a whole is not practical. The discounted future cash flows method is utilized in estimating value. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any.

In determining the estimated future discounted cash flows, we consider current and projected future levels of income, as well as strategic plans, business trends, prospects, and market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated financial position and future earnings. We believe that the estimates of future cash flows and fair value determined as of October 1, 2013 are reasonable. Changes in estimates of those cash flows and fair value, however, could affect the evaluation. Based upon this evaluation, we concluded that the fair value exceeded the carrying value of net assets and there was no impairment.

As of December 31, 2013, we evaluated whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test. As part of this evaluation, we considered additional qualitative factors, including whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of our reporting unit. This analysis resulted in a determination that no triggering events or changes in circumstances had occurred.

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

Specific factors that might cause actual results to differ from our expectations or may affect the value of the common stock, include, but are not limited to:

•	Changes in local, state or federal laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations
•	Litigation and regulatory actions directed toward our industry or us, particularly in certain key states
•	Our need for additional financing
•	Change in our authorization to be a dealer for Cricket Wireless, and
•	Unpredictability or uncertainty in financing markets which could impair our ability to grow our business through acquisitions.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX OF FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Western Capital Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Western Capital Resources, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2013. Western Capital Resources, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based upon our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Capital Resources, Inc. and Subsidiaries as of December 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP
St. Louis Park, MN
March 26, 2014

1660 South Highway 100
Suite 500
St. Louis Park, MN 55416
630.277.2330

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors
Western Capital Resources, Inc.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheet of Western Capital Resources, Inc. and Subsidiaries as of December 31, 2012, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Capital Resources, Inc. and Subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Minneapolis, Minnesota

/s/ Lurie Besikof Lapidus & Company, LLP

March 29, 2013

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash	$1,983,835	$2,246,619
Loans receivable (less allowance for losses of $1,215,000 and $1,191,000)	5,438,202	5,084,510
Inventory	1,557,886	1,084,510
Prepaid expenses and other	889,590	486,239
Deferred income taxes	498,000	484,000
TOTAL CURRENT ASSETS	10,367,513	9,385,878

PROPERTY AND EQUIPMENT	928,074	855,719

GOODWILL	12,894,069	12,774,069

INTANGIBLE ASSETS	117,096	230,891

OTHER	132,333	126,991

TOTAL ASSETS	$24,439,085	$23,373,548

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,910,560	$3,119,786
Note payable – short-term	-	405,163
Current portion long-term debt	2,750,000	210,065
Deferred revenue	296,503	293,294
TOTAL CURRENT LIABILITIES	5,957,063	4,028,308

LONG-TERM LIABILITIES
Note payable – long-term	-	2,750,000
Deferred income taxes	1,156,000	871,000
TOTAL LONG-TERM LIABILITIES	1,156,000	3,621,000

TOTAL LIABILITIES	7,113,063	7,649,308

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value, 240,000,000 shares authorized, 60,220,165 and 60,397,780 issued and outstanding.	-	-
Additional paid-in capital	22,353,600	22,371,362
Accumulated deficit	(5,027,578)	(6,647,122)
TOTAL SHAREHOLDERS’ EQUITY	17,326,022	15,724,240

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$24,439,085	$23,373,548

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2013	2012
REVENUES
Phones and accessories	$12,125,009	$8,226,050
Payday loan fees	9,911,143	9,876,166
Cricket service fees	8,102,364	6,241,150
Installment interest income	1,078,788	1,061,196
Check cashing fees	511,323	642,241
Other income and fees	1,160,569	467,271
	32,889,196	26,514,074

STORE EXPENSES
Phone and accessories cost of sales	9,888,260	5,641,828
Salaries and benefits	7,519,094	6,628,249
Occupancy	2,634,049	2,274,690
Provisions for loan losses	1,859,461	1,737,625
Advertising	345,937	324,370
Depreciation	350,049	330,291
Amortization of intangible assets	143,295	222,661
Other	4,007,919	3,258,239
	26,748,064	20,417,953

INCOME FROM STORES	6,141,132	6,096,121

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	2,012,875	1,828,391
Depreciation	27,386	23,605
Interest expense	332,247	243,581
Other	1,164,080	1,099,023
	3,536,588	3,194,600

INCOME BEFORE INCOME TAXES	2,604,544	2,901,521

INCOME TAX EXPENSE	985,000	1,120,000

NET INCOME	1,619,544	1,781,521

SERIES A CONVERTIBLE PREFERRED STOCK DIVIDENDS	-	(2,505,163)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$1,619,544	$(723,642)

NET INCOME (LOSS) PER COMMON SHARE -
Basic	$0.03	$(0.06)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING -
Basic	60,244,982	12,027,340

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE - December 31, 2011	10,000,000	$100,000	7,446,007	$-	$18,221,777	$(5,923,480)	$12,398,297

Dividends	-	-	-	-	-	(2,505,163)	(2,505,163)
Net income	-	-	-	-	-	1,781,521	1,781,521
Common Stock Redeemed and Retired	-	-	(2,048,227)	-	(307,234)	-	(307,234)
Common Stock Issued	-	-	45,000,000	-	4,356,819	-	4,356,819
Series A Convertible Preferred Stock Converted to Common Stock	(10,000,000)	(100,000)	10,000,000	-	100,000	-	-
BALANCE – December 31, 2012	-	-	60,397,780	-	22,371,362	(6,647,122)	15,724,240

Net income	-	-	-	-	-	1,619,544	1,619,544
Common Stock Redeemed and Retired	-	-	(177,615)	-	(17,762)	-	(17,762)
BALANCE – December 31, 2013	-	$-	60,220,165	$-	$22,353,600	$(5,027,578)	$17,326,022

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
OPERATING ACTIVITIES
Net Income	$1,619,544	$1,781,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	377,435	353,896
Amortization	143,295	222,661
Deferred income taxes	271,000	270,000
Changes in operating assets and liabilities:
Loans receivable	(353,692)	(196,697)
Inventory	(473,376)	(326,382)
Prepaid expenses and other assets	(408,693)	(15,005)
Accounts payable and accrued liabilities	(210,876)	796,056
Deferred revenue	3,209	(21,267)
Net cash provided by operating activities	967,846	2,864,783

INVESTING ACTIVITIES
Purchases of property, equipment and intangibles	(454,640)	(366,868)
Acquisition of stores, net of cash acquired	(143,000)	(615,200)
Net cash used by investing activities	(597,640)	(982,068)

FINANCING ACTIVITIES
Payments on notes payable – short-term	(405,163)	(1,000,000)
Payments on notes payable – long-term	(210,065)	(695,123)
Advances from notes payable – long-term	-	1,750,000
Common stock redemption	(17,762)	(307,234)
Common stock issued, net of costs	-	4,356,819
Dividends	-	(5,650,000)
Net cash used by financing activities	(632,990)	(1,545,538)

NET INCREASE (DECREASE) IN CASH	(262,784)	337,177

CASH
Beginning of year	2,246,619	1,909,442
End of year	$1,983,835	$2,246,619

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$815,296	$835,968
Interest paid	$331,236	$244,070

Noncash investing and financing activities:
Series A convertible preferred stock converted to common	$-	$100,000
Conversion of preferred dividend payable to note payable – short-term	$-	$405,163

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation / Nature of Business

Western Capital Resources, Inc. (WCR), through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL), Express Pawn, Inc. (EP), and PQH Wireless, Inc. (PQH), collectively referred to as the “Company,” provides retail financial services to individuals and operates retail cellular and retail pawn stores primarily in the Midwestern United States.  The Company operated 50 “Payday” stores, one combined payday/pawn store, and one pawn store in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming) as of December 31, 2013.  The Company operated 57 cellular retail stores in 14 states (Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon, Texas, and Washington) as of December 31, 2013.  The consolidated financial statements include the accounts of WCR, WFL, PQH, and EP. All significant intercompany balances and transactions have been eliminated in consolidation.

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

In August 2012, we opened our first pawn store by converting an existing payday location into a combined payday/pawn store.  We opened our second pawn store in May 2013.  We provide collateralized non-recourse loans, commonly known as “pawn loans,” with maturities of one to four months, depending on the state.  Allowable service charges will vary by state. Our pawn loans earn 17.5% to 20% per month.  The loan amount varies depending on the valuation of each item pawned.  We generally lend from 30% to 55% of the collateral’s estimated resale value depending on an evaluation of several factors. Customers then have the option to redeem the pawned merchandise during the term or at expiration of the pawn loan or else forfeit the merchandise to us upon expiration. At our pawn stores we sell merchandise acquired through either customer forfeiture of pawn collateral or second-hand merchandise purchased from customers or consigned to us.

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

Due to the minimal amount of float for our common stock, the market capitalization approach of valuing the reporting unit as a whole is not practical. The discounted future cash flows method is utilized in estimating value.  When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. There were no impairment charges recorded in 2013 or 2012.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and loans receivable. The Company’s cash is placed with high quality financial institutions. From time to time, cash balances exceed federally insured limits. The Company has not experienced any significant losses with respect to its cash. Loans receivable, while concentrated in geographical areas, are dispersed among thousands of customers.

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

Net Income/(Loss) Per Common Share

Basic net income/(loss) per common share is computed by dividing the income/(loss) available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted net loss per common share (applicable to 2012 only) is computed by dividing the net loss available to common shareholders’ by the sum of the weighted average number of common shares outstanding plus potentially dilutive common share equivalents (convertible preferred shares) when dilutive.

The 10 million shares of potentially dilutive Series A Convertible Preferred Stock outstanding during a portion of 2012 were anti-dilutive and therefore excluded from the dilutive net loss per share computation for 2012.

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

The Company’s Consumer Finance division activities are highly regulated under numerous local, state, and federal laws and regulations, which are subject to change. New laws or regulations could be enacted that could have a negative impact on the Company’s lending activities. Over the past several years, consumer advocacy groups and certain media reports have advocated governmental and regulatory action to prohibit or severely restrict the Company’s lending activities.

Any adverse change in present federal laws or regulations that govern or otherwise affect lending could result in our curtailment or cessation of operations in certain jurisdictions or locations.  Furthermore, any failure to comply with any applicable federal laws or regulations could result in fines, litigation, closure of one or more store locations or negative publicity.  Any such change or failure would have a corresponding impact on our results of operations and financial condition, primarily through a decrease in revenues resulting from the cessation or curtailment of operations, decrease in our operating income through increased legal expenditures or fines, and could also negatively affect our general business prospects as well if we are unable to effectively replace such revenues in a timely and efficient manner or if negative publicity effects our ability to obtain additional financing as needed.

In addition, the passage of federal or state laws and regulations could, at any point, essentially prohibit the Company from conducting its lending business in its current form.  Any such legal or regulatory change would certainly have a material and adverse effect on the Company, its operating results, financial condition and prospects, and perhaps even its viability.

On July 12, 2013, AT&T announced an agreement between AT&T and Leap Wireless to acquire Leap Wireless.
Leap Wireless owns the Cricket Wireless business that is a t and focus of the Company’s Cellular Retail division. AT&T’s acquisition of Leap Wireless is subject to a number of conditions, including approval from the Federal Trade Commission for purposes of federal anti-trust laws. On October 30, 2013, Leap Wireless held a special shareholder meeting at which its shareholders approved, among other things, the July 12, 2013 Agreement and Plan of Merger with AT&T.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012, the Company had significant revenues by state (shown as a percentage of applicable division’s revenue when 10% or more) as follows:

Consumer Finance Division			Cellular Retail Division
	2013 % of Revenues	2012 % of Revenues		2013 % of Revenues	2012 % of Revenues
Nebraska	28%	27%	Nebraska	26%	13%
Wyoming	14%	15%	Texas	12%	13%
North Dakota	19%	19%	Colorado	11%	* %
Iowa	12%	12%	Missouri	* %	14%
			Indiana	* %	10%

* Denotes less than 10%

3.	Loans Receivable –

At December 31, 2013 and December 31, 2012 our outstanding loans receivable aging was as follows:

December 31, 2013
	Payday	Installment	Pawn & Title	Total
Current	$4,519,839	$408,782	$288,788	$5,217,409
1-30	271,967	56,807	-	328,774
31-60	202,097	31,212	-	233,309
61-90	217,154	17,285	-	234,439
91-120	206,885	8,660	-	215,545
121-150	199,253	2,846	-	202,099
151-180	218,802	2,825	-	221,627
	5,835,997	528,417	288,788	6,653,202
Allowance for losses	(1,120,000)	(95,000)	-	(1,215,000)
	$4,715,997	$433,417	$288,788	$5,438,202

December 31, 2012
	Payday	Installment	Pawn & Title	Total
Current	$4,318,517	$391,137	$171,344	$4,880,998
1-30	269,091	47,538	-	316,629
31-60	234,514	16,285	-	250,799
61-90	216,717	3,201	-	219,918
91-120	202,642	1,051	-	203,693
121-150	215,562	388	-	215,950
151-180	187,523	-	-	187,523
	5,644,566	459,600	171,344	6,275,510
Allowance for losses	(1,119,000)	(72,000)	-	(1,191,000)
	$4,525,566	$387,600	$171,344	$5,084,510

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Loans Receivable Allowance –

As a result of the Company’s collection efforts, it historically writes off approximately 42% of the returned payday items.  Based on days past the check return date, write-offs of payday returned items historically have tracked at the following approximate percentages: 1 to 30 days – 42%; 31 to 60 days – 67%; 61 to 90 days – 84%; 91 to 120 days – 89%; and 121 to 180 days – 92%.  A rollforward of the Company’s loans receivable allowance for the year ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31,
	2013	2012

Loans receivable allowance, beginning of period	$1,191,000	$1,001,000
Provision for loan losses charged to expense	1,859,461	1,738,000
Charge-offs, net	(1,835,461)	(1,548,000)
Loans receivable allowance, end of period	$1,215,000	$1,191,000

5.	Property and Equipment –

Property and equipment consisted of the following:

	For the Year Ended December 31,
	2013	2012
Furniture and equipment	$1,571,152	$1,483,853
Leasehold improvements	701,764	670,307
Other	174,493	81,764
	2,447,409	2,235,924
Less accumulated depreciation	1,519,335	1,380,205

	$928,074	$855,719

Depreciation expense on all operations for the year ended December 31, 2013 and 2012 was $377,435 and $353,896, respectively.

6.	Intangible Assets –

Intangible assets consisted of the follows:

	For the Year Ended December 31,
	2013	2012
Customer relationships & other	$4,627,412	$4,597,912
Less accumulated amortization	4,510,316	4,367,021

	$117,096	$230,891

As of December 31, 2013, estimated future amortization expense for the customer relationships is as follows:

2014	$81,838
2015	11,625
2016	2,953
2017	2,953
2018	2,953
Thereafter	14,774
$117,096

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Note Payable – Short Term –

The Company’s short-term debt is as follows:

	December 31,
	2013	2012
Note payable to shareholders related to preferred stock conversion to common, due and payable, if no earlier payment demand is made, on April 30, 2013. The note accrues no interest.	$-	$405,163

8.	Notes Payable – Long Term –

The Company’s long-term debt is as follows:

	December 31,
	2013	2012
Note payable (with a credit limit of $3,000,000) to River City Equity, Inc., a related party, with interest payable monthly at 12% due March 31, 2014 and upon certain events can be collateralized by substantially all assets of WCR.	$2,750,000	$2,750,000
Note payable to a related party with interest payable monthly at 10%, due March 1, 2013 and collateralized by substantially all assets of select locations of PQH.	-	94,397
Note payable to a related party with interest payable monthly at 10%, due April 1, 2013 and collateralized by substantially all assets of select locations of PQH.	-	115,668
Total	2,750,000	2,960,065
Less current maturities	2,750,000	210,065
	$-	$2,750,000

9.	Income Taxes –

The Company’s provision for income taxes is as follows:

	For the Year Ended December 31,
	2013	2012
Current:
Federal	$600,000	$718,000
State	114,000	132,000
	714,000	850,000

Deferred:
Federal	228,000	228,000
State	43,000	42,000
	271,000	270,000

	$985,000	$1,120,000

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets (liabilities) are summarized as follows:

	For the Year Ended December 31,
	2013			2012
	Current	Non-Current		Current	Non-Current
Deferred income tax assets:
Allowance for loan receivable	$461,000	$		$452,000	$-
Other	37,000			32,000	-
	498,000			484,000	-
Deferred income tax liabilities:
Property and equipment	-		(206,000)	-	(226,000)
Goodwill and intangible assets	-		(950,000)	-	(645,000)
	-		(1,156,000)	-	(871,000)

Net	$498,000		$(1,156,000)	$484,000	$(871,000)

Reconciliations from the statutory federal income tax rate to the effective income tax rate are as follows:

	For the Year Ended December 31,
	2013	2012
Income tax expense using the statutory federal rate	$885,000	$987,000
State income taxes, net of federal benefit	103,000	115,000
Other	(3,000)	18,000

Income tax expense	$985,000	$1,120,000

It is the Company’s practice to recognize penalties and/or interest related to income tax matters in interest and penalties expense. As of December 31, 2013 and 2012, the Company had an immaterial amount of accrued interest and penalties.

The Company is subject to income taxes in the U.S. federal jurisdiction and various states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Accounting principles generally accepted in the United States of America require management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company and has concluded that as of December 31, 2013, there are no uncertain positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. Management believes the Company is no longer subject to income tax examinations for years prior to 2010.

10.	Shareholders’ Equity –

Capitalization

At December 31, 2013, the Company’s authorized capital stock consists of 250,000,000 shares of no par value capital stock. All shares have equal voting rights and are entitled to one vote per share.

Of the 250,000,000 shares of authorized capital, 240,000,000 have been designated as common stock and 10,000,000 as Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock had a 10% cumulative dividend and could be converted on a share-for-share basis into common stock. The Company had the right to redeem some or all of the Series A Convertible Preferred Stock at any time, upon 60 days notice, at $3.50 per share, plus any cumulative unpaid dividends. Effective December 10, 2012, all of the outstanding preferred stock was converted to common

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Repurchases

In February 2013, the Company repurchased 177,615 shares of its common stock at $0.10 per share for a total repurchase cost of $17,762. In February and March 2012, the Company repurchased 2,048,227 shares of its common stock at $0.15 per share for a total repurchase cost of $307,234.

Rights Offering

On June 18, 2012, the Company filed a registration statement with the SEC on Form S-1 relating to the proposed distribution of subscription rights (for no consideration) to the existing shareholders of the Company and the related public offer and sale of common stock to such shareholders.

The Company filed amendments to the registration statement on July 27, August 28, September 18, and October 9, 2012. The SEC declared the registration statement, as amended, effective on October 15. The Company distributed the subscription rights on such date and commenced its registered rights offering of common stock. This offering terminated November 14, 2012.

Our gross proceeds from the sale of 45 million shares of common stock at $0.10 per share was $4.5 million.

Preferred Stock Conversion to Common)

On December 10, 2012, the Company entered into a Preferred Stock Conversion Agreement with WCR, LLC, a Delaware limited liability company, and Richard E. Miller, a director of the Company. WCR, LLC and Richard E. Miller were the holders of all of the Company’s 10,000,000 shares of issued and outstanding Series A Convertible Preferred Stock. Pursuant to the Preferred Stock Conversion Agreement, the preferred shareholders converted all of their respective preferred shares into 10,000,000 shares of common stock at the conversion rate set forth in the Certificate Designation for the Series A Convertible Preferred Stock (i.e., a one-for-one share basis). In consideration of the preferred shareholders’ conversion of their preferred shares, the Company paid all of the dividends accrued but unpaid on account of the Series A Convertible Preferred Stock through the date of conversion (i.e., December 10, 2012). The total amount of accrued but unpaid dividends on the Series A Convertible Preferred Stock at December 10, 2012 was $6,055,163. In this regard, the Company delivered to the preferred shareholders cash in the amount of $5,650,000 and demand promissory notes in the aggregate principal amount of $405,163. The demand promissory notes accrued no interest and were paid in April, 2013.

2008 Stock Incentive Plan

On February 2, 2008, the Board of Directors of the Company approved and adopted the Company’s 2008 Stock Incentive Plan, pursuant to which an aggregated of 2,000,000 shares of common stock have been reserved for issuance.  No options under this plan have been granted as of December 31, 2013.

The Company had no stock options or stock warrants outstanding at December 31, 2013.

11.	Preferred Stock Dividend –

Reconciliation of the cumulative preferred stock dividend payable for the year ended December 31, 2012 is as follows:

Balance due, beginning of year	$3,550,000
Current year preferred dividends payable	2,505,163
Preferred dividends paid (including note payable)	(6,055,163)

Balance due, end of year	$-

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Operating Lease Commitments –

The Company leases its facilities under operating leases with terms ranging from month to month to six years, with rights to extend for additional periods. Rent expense on all operations was approximately $2,663,000 and $2,306,000 in 2013 and 2012, respectively.  Future minimum lease payments are approximately as follows:

Year Ending December 31,	Amount
2014	$1,950,000
2015	1,448,000
2016	761,000
2017	413,000
2018 and thereafter	76,000
$4,648,000

13.	Other Expenses –

A breakout of other expense is as follows:

	For the Year Ended December 31,
	2013	2012
Store expenses
Bank fees	$412,507	$323,760
Collection costs	466,597	467,715
Repair and Maintenance	270,045	212,634
Supplies	510,384	390,010
Telephone	173,980	155,297
Utilities and network lines	792,254	690,521
Other	1,382,152	1,018,302
	$4,007,919	$3,258,239

General & administrative expenses
Professional fees	$338,732	$252,067
Management and consulting fees	463,157	539,316
Other	362,191	307,640
	$1,164,080	$1,099,023

14.	Acquisitions/Dispositions –

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

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the purchase method of accounting the assets and liabilities of the aforementioned acquisitions were recorded at their respective fair values as of the purchase date as follows:

Year Ended December 31, 2012
Property and equipment	$87,500
Intangible assets	141,500
Goodwill	380,200
Other non-current assets	4,400
Other	1,600
$615,200

The results of the operations for the acquired locations have been included in the consolidated financial statements since the date of the acquisitions. The following table presents the unaudited pro forma results of operations for the year ended December 31, 2012, as if the acquisitions had been consummated at the beginning of 2012. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the 2012 or the results which may occur in the future.

For the Year Ended December 31, 2012
Pro forma revenue	$27,179,000
Pro forma net income (loss)	$(668,000)
Pro forma net income (loss) per common share – basic	$(0.06)

15.	Segment Information –

The Company has grouped its operations into two segments – Consumer Finance and Cellular Retail.  The Consumer Finance segment provides financial and ancillary services.  The Cellular Retail segment is a dealer for Cricket Wireless selling cellular phones and accessories, ancillary services and serving as a payment center for customers.

Segment information related to the years ended December 31, 2013 and 2012:

	For the Year Ended December 31, 2013			For the Year Ended December 31, 2012
	Consumer Finance	Cellular Retail	Total	Consumer Finance	Cellular Retail	Total

Revenues	$12,661,823	$20,227,373	$32,889,196	$12,118,840	$14,395,234	$26,514,074
Depreciation and amortization	$134,178	$386,552	$520,730	$137,241	$439,316	$576,557
Interest expense	$72,547	$259,700	$332,247	$-	$243,581	$243,581
Income tax expense (benefit)	$865,000	$120,000	$985,000	$1,011,000	$109,000	$1,120,000
Net income (loss)	$897,556	$721,988	$1,619,544	$1,654,552	$126,969	$1,781,521
Total segment assets	$16,131,079	$8,308,006	$24,439,085	$15,575,520	$7,798,028	$23,373,548
Expenditures for segmented assets	$140,996	$456,644	$597,640	$102,329	$879,739	$982,068

16.	Employment Agreement / Management Bonus Pool –

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

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2013 and 2012, the bonus requirements were not satisfied due to the impact of various board approved transactions. The requirements would have otherwise been met. The board did, however, approve a bonus of approximately $327,000 and $333,000 for 2013 and 2012, respectively.

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

Finally, the amended and restated agreement provides that a termination fee will be paid to Blackstreet in the event that the Company terminates the agreement in connection with a sale of all or substantially all of the assets of the Company to, or any merger or other transaction with, an unaffiliated entity, which transaction results in the holders of a majority of the stock of the Company immediately prior to such transaction owning less than 50% of the stock of the Company (or any successor entity) after giving effect to the transaction. The annual management and advisory fees related to the Management and Advisory Agreement with Blackstreet for the years ended December 31, 2013 and 2012 were $343,157 and $326,807, respectively.

18.	Special Committee of the Board of Directors –

The Board of Directors has appointed Mr. Ellery Roberts to various special committees of the board.  The appointments are typically made for a period of six to twelve months, with the latest agreement ending November, 2014.  The Company paid $50,000 and $112,500 for the years ended December 31, 2013 and 2012, respectively.

19.	Consulting Agreement –

On March 7, 2012, a consulting agreement with Mr. Richard Miller, the Chairman of the Board, was approved by the Company’s Board of Directors. The agreement provides for consulting fees in the amount of $100,000 and contains the same terms and conditions as the earlier agreement that expired March 31, 2012. For each year ended December 31, 2013 and 2012, $100,000 was paid under this agreement.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Rent expense to related parties for 2013 and 2012 was approximately $166,560 and $122,000, respectively.

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

Interest expense for 2013 and 2012 on the related party notes payable was approximately $330,000 and $219,000, respectively.

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

22.	Subsequent Events –

AT&T Acquisition of Leap Wireless

On March 13, 2014, AT&T closed on the acquisition of Leap Wireless International, Inc.  Cricket will be integrated with AT&T’s existing operations and Cricket customers will be migrated over to AT&T’s network over an estimated period of 18 months.  Cricket will now have access to AT&T’s nationwide 4G LTE network that covers nearly 280 million people.  This will allow the Cricket to expand its presence to additional U.S. cities.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility

On March 21, 2014, the Company amended the long-term Promissory Note with River City Equity, Inc.  The amendment extends the maturity date for all accrued and unpaid interest and the unpaid principal to June 30, 2015 and removes any prepayment penalty.

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

As of December 31, 2013, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2013.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2013 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.  KLJ and Associates, LLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2013.

31

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

Name	Age	Positions
John Quandahl	47	Chief Executive Officer, Chief Operating Officer and Director
Steve Irlbeck	49	Chief Financial Officer
Rich Horner	50	Vice President, Wyoming Financial Lenders
Richard Miller	66	Director (Chairman)
Angel Donchev	32	Director
Thomas H. Ripley	45	Director
Ellery Roberts	43	Director

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

Richard Miller is an independent business consultant.  Previously, Mr. Miller was Chief Executive Officer of Pirelli Tire North America, a $120 million tire manufacturer, and Chief Executive Officer of Dunn Tire Corporation, a $25 million regional tire retailer.  Prior experience also includes senior operating positions with Dunlop Tire.  Mr. Miller has served as Executive Chairman of True Home Value, Inc., and currently serves as Chairman of Flow Dry Industries and Swisher, Inc. — two private companies to which Blackstreet Capital Management, LLC provides management and advisory services.  Mr. Miller is a highly decorated former Marine Captain and holds a BA from Chapman College in California.  Mr. Miller serves as Chairman of the Board.

Angel Donchev was appointed as a director of the Company on March 31, 2010 in connection with the acquisition of voting control of the Company by WCR, LLC.  Mr. Donchev is employed by Blackstreet Capital Management, LLC, a Delaware limited liability company principally engaged in the management of private investments.  Mr. Donchev joined Blackstreet Capital Management in 2005 and currently serves as a director of American Combustion Industries, Flow Dry Technology, Inc., Alpha Graphics, Inc., Bijoux Nouveau, Inc. and Swift Spinning, Inc.  (all of which are private companies).  Mr. Donchev has been involved in control buyouts of companies with combined revenues in excess of $600 million over the past eight years.  Previously, Mr. Donchev worked as a generalist in the Corporate Finance division of Stephens Inc., a middle market investment bank, where he gained experience in a variety of M&A and public offering transactions.  Prior to that, Mr. Donchev worked for Teton Capital, an Austin, Texas based hedge fund, where he provided research and analysis on potential investments.  Mr. Donchev is a Harvard Business School alumnus and has a BBA in Business Honors and Finance from the McCombs School of Business at the University of Texas at Austin.

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

Ellery Roberts was appointed by the Board of Directors to serve as a director on May 10, 2010.  Mr. Roberts brings over 18 years of private equity investing experience to our company.  Mr. Roberts has been the Chairman and Chief Executive Officer of 1847 Holdings LLC since its inception on January 22, 2013.  Prior to the formation of 1847 Holdings LLC, Mr. Roberts served as the managing member of The 1847 Companies LLC, a buyer and operator of two lower middle market businesses recapitalized in 2012.  Prior to The 1847 Companies, LLC, Mr. Roberts was the co-founder and was co-managing principal from October 2009 to June 2011 of RW Capital Partners LLC, the recipient of a “Green Light” letter from the U.S. Small Business Administration (SBA).  Mr. Roberts was a founding member of Parallel Investment Partners, LP (formerly SKM Growth Investors, LP), or Parallel, a Dallas-based private equity fund focused on re-capitalizations, buyouts and growth capital investments in lower middle market companies throughout the United States. During his tenure at Parallel, Mr. Roberts held the position of Managing Director from January 2004 to September 2009, Vice President from January 2003 to December 2003 and Senior Associate from January 2000 to December 2002.  Mr. Roberts was responsible for approximately $400 million in invested capital across two funds.  Also during his tenure with Parallel, Mr. Roberts sat on the boards of Environmental Lighting Concepts, Hat World Corporation, Senex Financial Corporation, Builders TradeSource Corporation, Action Sports, Weisman Discount Home Centers   , Winnercom, Mealey’s Furniture, Regional Management Corporation, Marmalade Cafes , and Diesel Service and Supply (all of which are private companies).  Prior to Parallel, Mr. Roberts was a Vice President with Lazard Group LLC (NYSE: LAZ), or Lazard , from July 1997 to December 2000.   While at Lazard, he focused on and also gained experience in the home building, health care, retail, industrial and lodging sectors.  Prior to joining Lazard in 1997, Mr. Roberts was a Senior Financial Analyst with Colony Capital, Inc . from July 1995 to June 1996, where he analyzed and executed transactions for Colony Investors II, L.P., a $625 million private equity fund .  Prior to that, he was a Financial Analyst with the Corporate Finance Division of Smith Barney Inc. (now known as Morgan Stanley Smith Barney LLC) from January 1994 to June 1995 where he participated in a wide variety of investment banking activities.  During his career Mr. Roberts has been directly involved with over $3.0 billion in direct private equity investments.  Mr. Roberts received his B.A. degree in English from Stanford University.

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

CODE OF ETHICS

We have adopted a Code of Ethics which governs the conduct of our officers, directors and employees in order to promote honesty, integrity, loyalty and the accuracy of our financial statements.  Our Code of Ethics was amended and restated effective as of May 14, 2013, and a copy of that amended and restated Code of Ethics is filed as an exhibit to this report.  You may obtain a copy of the Code of Ethics without charge by writing us and requesting a copy, attention: John Quandahl, 11550 “I” Street, Omaha, Nebraska 68137. You may also request a copy by calling us at (402) 551-8888.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq.  Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of such forms furnished to the Company by its officers and directors and by WCR, LLC, the Company believes that all such filings were filed on a timely basis for fiscal year 2013.

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

Name and Principal Position		Salary	Bonus	Total
John Quandahl (1)	2013	$246,000	$77,332	$323,332
Pres. and Chief Operating Officer	2012	$246,000	$85,000	$331,000
Steve Irlbeck (2)	2013	$165,000	$75,000	$240,000
Chief Financial Officer	2012	$165,000	$68,000	$233,000
Rich Horner (3)	2013	$175,000	$60,000	$235,000
Treasurer of WFL	2012	$163,000	$65,000	$228,000

(1)	Mr. Quandahl is the President and Chief Operating Officer of Wyoming Financial Lenders, Inc., the wholly owned and principal operating subsidiary of Western Capital that offers payday lending services. Mr. Quandahl also began serving as the Chief Operating Officer of Western Capital effective November 29, 2007, and continues to serve in that capacity. Effective January 1, 2009, Mr. Quandahl was also appointed to serve as the Company’s President and Chief Executive Officer. From January 1, 2009 through May 10, 2011, Mr. Quandahl also served as interim Chief Financial Officer.

(2)	Mr. Irlbeck is the Chief Financial Officer of Western Capital Resources. Mr. Irlbeck began serving as our Chief Financial Officer on May 10, 2011. Prior to May 10, 2011, Mr. Irlbeck was the Company’s Senior Director of Accounting.

(3)	Mr. Horner is the Company’s Controller became the Treasurer of Wyoming Financial Lenders in January 2009. Prior to January 2009, Mr. Horner served as the Company’s Controller.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

We had no outstanding equity awards as of December 31, 2013 for any named executives.

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

The performance-based bonus provisions of the Employment Agreement permit Mr. Quandahl and other members of management to receive annual bonus payments based on adjusted EBITDA targets annually established by the Board of Directors.  The 2013 and 2012 adjusted EBITDA target was $4.3 million and $5.2 million, respectively.  If the Company’s actual adjusted EBITDA performance for a particular annual period ranges from 85-100% of the established adjusted EBITDA target, management will be entitled to receive a cash bonus consisting of 7.5% of the actual adjusted EBITDA.  Mr. Quandahl’s share of the bonus pool for any particular year is expected to be 10-50% and the bonus pool will be payable to other management-level participants in the bonus pool selected from time to time by the Board of Directors.  If the Company’s actual adjusted EBITDA performance for a particular annual period is less than 85% of the established adjusted EBITDA target, no bonus will be payable, and if such performance exceeds 100% of the established adjusted EBITDA target, the bonus pool will include15% of the amount by which such performance exceeds the target.  In addition to the adjusted EBITDA threshold, the agreement also contains capital expenditure and working capital thresholds.

During 2013 and 2012, the Board of Directors authorized certain transactions that resulted in the threshold eligibility requirements not being satisfied.  The board excluded these transactions when testing these two eligibility requirements in 2012 and 2012.  The board approved eligible participants to benefit under the management bonus pool arrangement in both 2013 and 2012.

COMPENSATION OF DIRECTORS

Name and Principal Position		Compensation	Other Annual Compensation	Total
Richard Miller (1)	2013	$-	$100,000	$100,000
Chairman	2012	$-	$100,000	$100,000
Ellery Roberts (2)	2013	$50,000	$-	$50,000
Director	2012	$112,500	$-	$112,500
Angel Donchev	2013	$-	$-	$-
Director	2012	$-	$-	$-
Thomas Ripley	2013	$8,000	$-	$8,000
Director	2012	$8,000	$-	$8,000
Aldus Chapin II (3)	2013	$-	$-	$-
Director	2012	$-	$-	$-

(1)	Mr. Miller provides management consulting services to the Company in addition to his services as Chairman of the Board. In accordance with the consulting agreement, his compensation is $100,000 per year.
(2)	Mr. Roberts served on a special committee of the Board of Directors. In connection with this service, the Board of Directors approved the payment of compensation to Mr. Roberts in the amount of $50,000 and $112,500 for years 2013 and 2012, respectively.

(3)	Mr. Chapin resigned from the Board of Directors effective February 17, 2012.

ITEM 12        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of the close of business on March 20, 2014, we had outstanding 60,220,165 shares of common stock.  Each share of capital stock is currently entitled to one vote on all matters put to a vote of our shareholders.  The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 20, 2014, by:

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

Name and Address	Common Shares Beneficially Owned (1)	Percentage of Common Shares (1)
Richard Miller (2)	1,683,336	2.8%
Ellery Roberts (3)	-	-
Angel Donchev (3)	-	-
Thomas H. Ripley (3)	-	-
Rich Horner (4)	100,000	0.2%
Steve Irlbeck (5)	200,000	0.3%
John Quandahl (6)	200,000	0.3%
All current executive officers and directors as a group (7)	2,183,336	3.6%
WCR, LLC (8) 5425 Wisconsin Avenue Suite #701 Chevy Chase, MD 20815	54,427,922	90.4%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Mr. Miller is a director of the Company.

(3)	Messrs. Roberts, Donchev and Riley are directors of the Company.

(4)	Mr. Horner became the Treasurer of Wyoming Financial Lenders, Inc. in January 2009.

(5)	Mr. Irlbeck became the Company’s Chief Financial Officer on May 10, 2011 and was the Company’s Senior Director of Accounting from January 1, 2009 to May 10, 2011.

(6)	Mr. Quandahl is the Company’s Chief Executive Officer and a director of the Company.

(7)	Consists of Messrs. Miller, Roberts, Donchev, Riley, Irlbeck, Horner and Quandahl.

(8)	Share figures contained in the table are taken from WCR LLC’s most recent filing under §13 of the Securities Exchange Act of 1934, filed on July 14, 2013.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND TRANSACTIONS

On October 18, 2011 and amended on December 7, 2012, we entered in a borrowing arrangement with River City Equity, Inc. Under this arrangement, we may borrow up to $3,000,000 at an interest rate of 12% per annum, with interest payable on a monthly basis.  The note we delivered to River City Equity originally matured on March 31, 2014 and was amended on March 21, 2014 with a new maturity date of June 30, 2015, on which date all unpaid principal and accrued but unpaid interest thereon is due and payable.  The note, under certain circumstances, permits River City Equity to obtain a security interest in substantially all of our assets.  As of December 31, 2013, $2,750,000 had been advanced under this arrangement.

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

The entire Board of Directors administers the policy and approves any related-party transactions.  At each calendar year’s first regularly scheduled meeting, management discloses any known related-party transactions to be entered into by the Company for that calendar year, including the proposed aggregate value of such transactions if applicable.  After full disclosure of all material facts, review and discussion, the board approves or disapproves such transactions.  If a related-party transaction will be ongoing, the board may establish guidelines for management to follow in its ongoing dealings with the related party.  However, management is generally required to update the board as to any material change to the related-party transactions approved at the first calendar year meeting.

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

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees we were billed for audit and non-audit services rendered for fiscal years 2013 and 2012.  Our predecessor auditor, Lurie Besikof Lapidus & Company LLP, audited the Company’s consolidated financial statements for 2012.  On April 25, 2013 we replaced our predecessor auditor with KLJ and Associates, LLP.  We had no disagreements with our predecessor auditor.  KLJ and Associates reviewed the quarterly filings through September 30, 2013 and audited the Company’s consolidated financial statements for fiscal year 2013.

	Successor Independent Registered Public Accounting Firm		Predecessor Public Accounting Firm
	2013	2012	2013	2012
Audit Fees	$21,570	$-	$56,850	$67,485
Audit-Related Fees	-	-	1,600	26,450
Tax Fees	-	-	-	-
All Other Fees	-	-	-	-

Total	$21,570	$-	$58,450	$93,935

Neither our successor auditor KLJ and Associates, LLP nor our predecessor auditor Lurie Besikof Lapidus & Company, LLP performed any other audit-related, tax-related or other services for fees during either of fiscal 2013 or 2012.

Audit Fees.   The fees identified under this caption were for professional services rendered by our successor auditor KLJ and Associates, LLP and our predecessor auditor Lurie Besikof Lapidus & Company, LLP for years ended 2013 and 2012 in connection with the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our quarterly reports on Form 10-Q.  The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

Audit-Related Fees.  The fees under this caption relate to due diligence services related to proposed acquisitons and our Form S-1 Registration Statement Under the Securities Act of 1933.

Approval Policy.  Our Audit Committee approves in advance all services provided by our independent registered public accounting firm.  All engagements of our independent registered public accounting firm in years ended 2013 and 2012 were pre-approved by the Audit Committee and Board of Directors, respectively.

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

41

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

10.9
Employment Agreement with John Quandahl dated as of March 31, 2010 (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q filed on May 13, 2010) (see also exhibit 10.15 below).

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

10.15
Amended and Restated Employment Agreement with John Quandahl dated as of April 1, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on May 14, 2013).

14	Code of Ethics (amended and restated as of March 30, 2012) (incorporated by reference to Exhibit 14 to registrant’s annual report on Form 10-K filed on March 30, 2012).

21	List of Subsidiaries (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Capital Resources, Inc.

/s/ John Quandahl	3/26/14
John Quandahl

Chief Executive Officer

/s/ Steve Irlbeck	3/26/14
Steve Irlbeck

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Quandahl	3/26/14	/s/ Richard Miller	3/26/14
John Quandahl, Director,		Richard Miller, Director
Chief Executive Officer, Chief Operating Officer		(Chairman)
(principal executive officer)

		/s/ Angel Donchev	3/26/14
Angel Donchev, Director

/s/ Steve Irlbeck	3/26/14	/s/ Thomas H. Ripley	3/26/14
Steve Irlbeck, Chief Financial Officer		Thomas Ripley, Director
(principal financial officer and principal accounting officer)

		/s/ Ellery Roberts	3/26/14
Ellery Roberts, Director

