Form 10-Q
period 2014-03-31
WESTERN CAPITAL RESOURCES, INC.
filed 2014-05-09
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 9, 2014, the registrant had outstanding 60,220,165 shares of common stock, no par value per share.

Western Capital Resources, Inc.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONTENTS

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Income	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS

CURRENT ASSETS
Cash	$2,327,367	$1,983,835
Loans receivable (less allowance for losses of $998,000 and $1,215,000)	4,197,212	5,438,202
Inventory	1,528,359	1,557,886
Prepaid expenses and other	1,171,073	889,590
Deferred income taxes	421,000	498,000
TOTAL CURRENT ASSETS	9,645,011	10,367,513

PROPERTY AND EQUIPMENT	955,200	928,074

GOODWILL	12,894,069	12,894,069

INTANGIBLE ASSETS	92,338	117,096

OTHER	128,564	132,333

TOTAL ASSETS	$23,715,182	$24,439,085

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,725,555	$2,910,560
Current portion long-term debt	-	2,750,000
Deferred revenue	233,772	296,503
TOTAL CURRENT LIABILITIES	2,959,327	5,957,063

LONG-TERM LIABILITIES
Note payable – long-term	1,700,000	-
Deferred income taxes	1,241,000	1,156,000
TOTAL LONG-TERM LIABILITIES	2,941,000	1,156,000

TOTAL LIABILITIES	5,900,327	7,113,063

SHAREHOLDERS’ EQUITY
Common stock, no par value, 240,000,000 shares authorized, 60,220,165 shares issued and outstanding.	-	-
Additional paid-in capital	22,353,600	22,353,600
Accumulated deficit	(4,538,745)	(5,027,578)
TOTAL SHAREHOLDERS’ EQUITY	17,814,855	17,326,022

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,715,182	$24,439,085

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
REVENUES
Retail sales, fees and commissions	$6,909,354	$5,376,898
Financing fees and interest	2,711,810	2,712,188
	9,621,164	8,089,086

STORE EXPENSES
Phone and accessories cost of sales	3,429,213	2,561,842
Salaries and benefits	2,072,445	1,756,526
Occupancy	670,725	651,237
Provisions for loan losses	336,864	321,347
Advertising	87,533	88,887
Depreciation	79,437	81,653
Amortization of intangible assets	24,758	39,227
Other	1,168,095	910,751
	7,869,070	6,411,470

INCOME FROM STORES	1,752,094	1,677,616

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	485,327	514,014
Depreciation	7,125	6,192
Interest expense	80,174	83,617
Other	402,635	282,517
	975,261	886,340

INCOME BEFORE INCOME TAXES	776,833	791,276

INCOME TAX EXPENSE	288,000	300,000

NET INCOME	$488,833	$491,276

NET INCOME PER COMMON SHARE –
Basic and diluted	$0.01	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING –
Basic and diluted	60,220,165	60,320,814

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

OPERATING ACTIVITIES
Net Income	$488,833	$491,276
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	86,562	87,845
Amortization	24,758	39,227
Deferred income taxes	162,000	123,000
Changes in operating assets and liabilities
Loans receivable	1,240,990	949,730
Inventory	29,527	(58,163)
Prepaid expenses and other assets	(277,714)	46,890
Accounts payable and accrued liabilities	(185,005)	(1,185,098)
Deferred revenue	(62,731)	(59,331)
Net cash provided by operating activities	1,507,220	435,376

INVESTING ACTIVITIES
Purchases of property and equipment	(113,688)	(55,704)
Purchases of intangible assets	-	(29,500)
Net cash used by investing activities	(113,688)	(85,204)

FINANCING ACTIVITIES
Payments on notes payable – long-term	(1,050,000)	(180,787)
Common stock redemption		(17,762)
Net cash used by financing activities	(1,050,000)	(198,549)

NET INCREASE IN CASH	343,532	151,623

CASH
Beginning of period	1,983,835	2,246,619
End of period	$2,327,367	$2,398,242

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$6,831	$219,000
Interest paid	$105,966	$82,362

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2013. The condensed consolidated balance sheet at December 31, 2013, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

Western Capital Resources, Inc. (WCR), through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL), Express Pawn, Inc. (EP), and PQH Wireless, Inc. (PQH), collectively referred to as the “Company,” provides retail financial services to individuals and operates retail cellular and retail pawn stores primarily in the Midwestern United States.  The Company operated 50 “Payday” stores, one combined payday/pawn store, and one pawn store in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming) as of March 31, 2014. The Company operated 53 cellular retail stores in 14 states (Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon, Texas and Washington) as of March 31, 2014.  The consolidated financial statements include the accounts of WCR, WFL, PQH and EP. All significant intercompany balances and transactions have been eliminated in consolidation.

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

In August 2012, we opened our first pawn store by converting an existing payday location into a combined payday/pawn store. We opened our second pawn store in May 2013. We provide collateralized non-recourse loans, commonly known as “pawn loans,” with maturities of one to four months, depending on applicable state regulations. Allowable service charges vary by state. Our pawn loans earn 17.5% to 20% per month. The loan amount varies depending on the valuation of each item pawned. We generally lend from 30% to 55% of the collateral’s estimated resale value depending on our evaluation of several factors. Customers then have the option to redeem the pawned merchandise during the term or at expiration of the pawn loan or else forfeit the merchandise to us upon expiration. At our pawn stores we sell merchandise acquired through either customer forfeiture of pawn collateral or second-hand merchandise purchased from customers or consigned to us.

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

Net Income Per Common Share

Basic net income per common share is computed by dividing the income available to common shareholders by the weighted-average number of common shares outstanding for the year. There were no dilutive securities at March 31, 2014 and 2013.

Segment Reporting

The Company has grouped its operations into two segments – Consumer Finance division and Cellular Retail division. The Consumer Finance division provides financial and ancillary services and also sells used merchandise at retail pawn stores. The Cellular Retail division is an authorized Cricket premier dealer selling cellular phones and accessories, providing ancillary services and accepting service payments from customers.

Reclassifications

Certain Statement of Income reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the three months ended March 31, 2014.

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

For the three months ended March 31, 2014 and 2013, the Company had significant revenues by state (shown as a percentage of applicable division’s revenue when over 10%) as follows:

Consumer Finance Division			Cellular Retail Division
	2014	2013		2014	2013
Nebraska	29%	29%	Nebraska	30%	22%
North Dakota	17%	18%	Colorado	15%	* %
Wyoming	14%	15%	Missouri	10%	10%
Iowa	14%	11%	Texas	10%	13%

* Less than 10%

3.	Loans Receivable –

At March 31, 2014 and December 31, 2013 our outstanding loans receivable aging was as follows:

March 31, 2014
	Payday	Installment	Pawn & Title	Total
Current	$3,453,553	$270,680	$268,465	$3,992,698
1-30	193,459	42,306	-	235,765
31-60	173,024	27,379	-	200,403
61-90	214,873	13,348	-	228,221
91-120	182,317	6,572	-	188,889
121-150	162,288	2,513	-	164,801
151-180	182,924	1,511	-	184,435
	4,562,438	364,309	268,465	5,195,212
Allowance for losses	(935,000)	(63,000)	-	(998,000)
	$3,627,438	$301,309	$268,465	$4,197,212

December 31, 2013
	Payday	Installment	Pawn & Title	Total
Current	$4,519,839	$408,782	$288,788	$5,217,409
1-30	271,967	56,807	-	328,774
31-60	202,097	31,212	-	233,309
61-90	217,154	17,285	-	234,439
91-120	206,885	8,660	-	215,545
121-150	199,253	2,846	-	202,099
151-180	218,802	2,825	-	221,627
	5,835,997	528,417	288,788	6,653,202
Allowance for losses	(1,120,000)	(95,000)	-	(1,215,000)
	$4,715,997	$433,417	$288,788	$5,438,202

4.	Loans Receivable Allowance –

As a result of the Company’s collection efforts, it historically writes off approximately 41% of the returned payday items.  Based on days past the check return date, write-offs of payday returned items historically have tracked at the following approximate percentages: 1 to 30 days – 41%; 31 to 60 days – 65%; 61 to 90 days – 83%; 91 to 120 days – 88%; and 121 to 180 days – 91%.  A rollforward of the Company’s loans receivable allowance for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
Loans receivable allowance, beginning of period	$1,215,000	$1,191,000
Provision for loan losses charged to expense	337,000	321,000
Charge-offs, net	(554,000)	(511,000)
Loans receivable allowance, end of period	$998,000	$1,001,000

5.	Note Payable – Short Term –

The Company’s short-term debt is as follows:

	March 31, 2014	December 31, 2013
Note payable to shareholders related to preferred stock conversion to common, due and payable, if no earlier payment demand is made, on April 30, 2013. The note accrued no interest.	$-	$405,163

6.	Notes Payable – Long Term –

The Company’s long-term debt is as follows:

	March 31, 2014	December 31, 2013
Note payable (with a credit limit of $3,000,000) to River City Equity, Inc., a related party, with interest payable monthly at 12% due June 30, 2015 and upon certain events can be collateralized by substantially all assets of WCR.	$1,700,000	$2,750,000
Total	1,700,000	2,750,000
Less current maturities	-	(2,750,000)
	$1,700,000	$-

7.	Other Expense –

A breakout of other expense is as follows:

	Three Months Ended March 31,
	2014	2013

Store expenses
Bank fees	$112,493	$106,943
Collection costs	123,521	111,733
Repairs & maintenance	115,579	65,254
Supplies	123,303	74,480
Telephone	51,352	39,581
Utilities and network lines	240,328	200,845
Other	401,519	311,915
	$1,168,095	$910,751

General & administrative expenses
Professional fees	$132,519	$115,103
Management and consulting fees	111,822	107,687
Other	158,294	59,727
	$402,635	$282,517

8.	Segment Information –

The Company has grouped its operations into two segments – Consumer Finance and Cellular Retail.  The Consumer Finance segment provides financial and ancillary services.  The Cellular Retail segment is a dealer for Cricket cellular carrier selling cellular phones and accessories, ancillary services and serving as a payment center for customers.

Segment information related to the three months ended March 31, 2014 and 2013 is set forth below:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Consumer Finance	Cellular Retail	Total	Consumer Finance	Cellular Retail	Total

Revenues from external customers	$3,166,631	$6,454,533	$9,621,164	$3,057,290	$5,031,796	$8,089,086
Net income	$352,797	$136,036	$488,833	$410,341	$80,935	$491,276
Total segment assets	$14,969,327	$8,745,855	$23,715,182	$15,133,343	$7,341,503	$22,474,846

9.	Subsequent Events –

We evaluated all events or transactions that occurred after March 31, 2014 up through the date we issued these financial statements. During this period we did not have any material subsequent events that impacted our financial statements.

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

Specific factors that might cause actual results to differ from our expectations or may affect the value of the common stock include, but are not limited to:

•	changes in local, state or federal laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations;

•	litigation and regulatory actions directed toward our industry or us, particularly in certain key states and/or nationally;

•	our need for additional financing;

•	unpredictability or uncertainty in financing markets which could impair our ability to grow our business through acquisitions;

•	changes in Cricket dealer compensation; and

•	the impact on us, as a Cricket dealer, of the AT&T acquisition of the Cricket Wireless business.

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

General Overview

Revenues and expenses for our Consumer Finance division, Cellular Retail division and Combined Consumer Finance and Cellular Retail divisions for the three months ended March 31, 2014 and 2013 were as follows:

Consumer Finance Division
	March 31, 2014	March 31, 2013	% Change
Revenues
Retail sales, fees and commissions	$454,821	$345,102	31.8%
Financing fees and interest	2,711,810	2,712,188	-%
	3,166,631	3,057,290	3.6%

Expenses
Store salaries and benefits	673,242	657,471	2.4%
Provisions for loan losses	336,864	321,347	4.8%
Occupancy	246,936	248,492	(0.6)%
Other	1,347,792	1,169,639	15.2%
Income tax	209,000	250,000	(16.4)%
	2,813,834	2,646,949	6.3%

Net income	$352,797	$410,341	(14.0)%

Cellular Retail Division
	March 31, 2014	March 31, 2013	% Change
Revenues
Phones and accessories	$6,454,533	$5,031,796	28.3%
	6,454,533	5,031,796	28.3%

Expenses
Phone and accessories cost of sales	3,429,213	2,561,842	33.9%
Store salaries and benefits	1,399,203	1,099,055	27.3%
Occupancy	423,789	402,745	5.2%
Other	987,292	837,219	17.9%
Income tax	79,000	50,000	58.0%
	6,318,497	4,950,861	27.6%

Net income	$136,036	$80,935	68.1%

Combined - Consumer Finance and Cellular Retail Divisions
	March 31, 2014	March 31, 2013	% Change
Revenues
Retail sales, fees and commissions	$6,909,354	$5,376,898	28.5%
Financing fees and interest	2,711,810	2,712,188	-%
	9,621,164	8,089,086	18.9%

Expenses
Phone and accessories cost of sales	3,429,213	2,561,842	33.9%
Store salaries and benefits	2,072,445	1,756,526	18.0%
Provisions for loan losses	336,864	321,347	4.8%
Occupancy	670,725	651,237	3.0%
Other	2,335,084	2,006,858	16.4%
Income tax	288,000	300,000	(4.0)%
	9,132,331	7,597,810	20.2%

Net income	$488,833	$491,276	(0.5)%

Consumer finance operations are conducted under our wholly owned subsidiaries, Wyoming Financial Lenders, Inc. and Express Pawn, Inc., primarily in the Midwestern and Southwestern United States. Services provided include short-term loans (non-recourse “cash advance” or “payday” loans, small unsecured installment loans, collateralized non-recourse pawn loans and title loans), check cashing and other money services. As of March 31, 2014, we operated 50 “payday” stores, one payday/pawn store, and one pawn stores in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming).

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

We also provide unsecured installment loans in exchange for a promissory note with a maturity of generally three to six months. The fee and interest rate on installment loans vary based on applicable regulations.

We also provide collateralized non-recourse loans, commonly known as “pawn loans,” with a maturity of one to four months. Allowable pawn loan service charges will vary by state and range from15% to 20% per month. The loan amount varies depending on the valuation of each item pawned. We generally lend from 30% to 55% of the collateral’s estimated resale. Customers have the option to redeem the pawned merchandise during the term or at expiration of the pawn loan or forfeit the merchandise to us on expiration. At our pawn stores we sell merchandise acquired through customer forfeiture of pawn collateral or second-hand merchandise purchased from customers or consigned to us.

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

Our cellular retail operations are conducted by our wholly owned subsidiary, PQH Wireless, Inc. We are an authorized Cricket premier dealer, and operate Cricket retail stores selling cellular phones and accessories, providing ancillary services and accepting Cricket service payments from customers. Cricket brand service offerings provide customers with unlimited nationwide wireless services for a flat rate without requiring a fixed-term contract or a credit check. As an authorized premier Cricket dealer, we are only permitted to sell Cricket’s line of prepaid no-contract cellular phones and services at our Cricket retail stores. As of March 31, 2014, we operated 53 Cricket wireless retail stores in 14 states (Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon, Texas and Washington).

Our expenses primarily relate to the operations of our various stores.  The most significant expenses include phones and accessories, salaries and benefits for our store employees, occupancy expenses for our leased real estate and provisions for payday loan losses.  Our other significant expenses are general and administrative, which includes compensation of employees, professional fees for compliance, external reporting, audit and legal services, and management/consulting fees.

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

We evaluate our stores based on net store profits, revenue growth, gross profit contributions and, for payday stores, loss ratio (which is losses as a percentage of payday loan fees), with consideration given to the length of time the store has been open and its geographic location.  We evaluate store financial and other measures on a routine basis to evaluate its past contributions and to assess its future contributions to profitability. We actively monitor and evaluate legislative and regulatory initiatives in each of the states and nationally.  To the extent that states enact legislation or regulations that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business could be adversely affected.

To further diversify, our strategic expansion plans involve the expansion and diversification of our existing product and service offerings and to explore acquisitions into new lines of business.   We have focused, and expect to continue to focus, a significant amount of time and resources adding additional Cricket and pawn retail stores.  We are also actively seeking out alternate lines of business. We believe that successful expansion, both geographically and product- and service-wise, will help to mitigate the regulatory and economic risk inherent in our business by making us less reliant on (i) cash advance and installment lending alone and (ii) any particular aspect of our business that is concentrated geographically. The conversion of preferred stock to common and elimination of cumulative preferred stock dividend requirements should aid in our goals of strategic expansion.

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

Loans Receivable Allowance

We maintain a loan loss allowance for anticipated losses for our payday and installment loans. We do not record loan losses or charge-offs of pawn or title loans because the value of the collateral exceeds the loan amount. To estimate the appropriate level of the loan loss allowance, we consider the amount of outstanding loan principal, interest and fees, historical charge offs, current and expected collection patterns and current economic trends. Our current loan loss allowance is based on our historical net write off percentage, net charge offs to loan principal, interest and fee amounts that originated during the last 24 months, applied against the balance of loan principal, interest and fees outstanding. We also periodically performs a look-back analysis on its loan loss allowance to verify the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. We are aware, that as conditions change, we may also need to make additional allowances in future periods.

Included in loans receivable are unpaid principal, interest and fee balances of payday, installment, pawn and title loans that have not reached their maturity date, and “late” payday loans that have reached maturity within the last 180 days and have remaining outstanding balances.  Late payday loans generally are unpaid loans where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons.   Loans are carried at cost plus accrued interest or fees less payments made and the loans receivable allowance.  We do not specifically reserve for any individual loan.   For purposes of estimating the loss allowance we use a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolios.  This methodology takes into account several factors, including the maturity of the store location and charge-off and recovery rates.  We utilize a software program to assist with the tracking of its historical portfolio statistics.   All returned items are charged-off after 180 days, as collections after that date have not been significant.  The loans receivable allowances are reviewed at least at each quarter end and any adjustment to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is recorded.

A rollforward of our loans receivable allowance for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
Loans receivable allowance, beginning of period	$1,215,000	$1,191,000
Provision for loan losses charged to expense	337,000	321,000
Charge-offs, net	(554,000)	(511,000)
Loans receivable allowance, end of period	$998,000	$1,001,000

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

Results of Operations – Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

For the three-month periods ended March 31, 2014 and March 31, 2013, net income was $.49 million. During the three months ended March 31, 2014, income from operations before income taxes was $.78 million compared to $.79 million for the three months ended March 31, 2013. Compared to the prior year comparable three-month period, throughout some point of the current quarter, we operated a similar number of retail storefronts. However, we did add higher volume Cricket retail storefronts while closing lower volume storefronts. The major components of revenues, store expenses, general and administrative expenses, and income tax expense are discussed below.

A summary table of the number of stores operated during the three-month periods ended March 31, 2014 and 2013 follows:

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
	Consumer Finance	Payday / Pawn	Pawn	Cellular Retail	Consumer Finance	Payday / Pawn	Pawn	Cellular Retail
Beginning	50	1	1	57	51	1	-	57
Closed	-	-	-	4	-	-	-	7
Ending	50	1	1	53	51	1	-	50

Revenues

The following table summarizes our revenues for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013	% Change Year Over Year	2014	2013
				(percentage of revenues)

Retail sales, fees and commissions	$6,909,354	$5,376,898	28.5%	71.8%	66.5%
Financing fees and interest	2,711,810	2,712,188	-%	28.2%	33.5%
Total	$9,621,164	$8,089,086	18.9%	100.0%	100.0%

Revenues totaled $9.62 million for the three months ended March 31, 2014, compared to $8.09 million for the three months ended March 31, 2013. The increase in total revenues resulted primarily from higher Cellular Retail Division revenue, which can be attributed to a higher number of units sold and a positive change in the dealer compensation structure from Cricket. For the Consumer Finance division, during the three-month periods ended March 31, 2014 and 2013, we originated approximately $16.1 million and $16.4 million in cash advance loans. Our average cash advance loan (including fees) totaled approximately $406 and $398 during the three-month periods ended March 31, 2014 and 2013, respectively. Our average fee for the three-month periods ended March 31, 2014 and 2013 was $59 and $57, respectively.

Store Expenses

The following table summarizes our store expenses for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013	% Change Year Over Year	2014	2013
				(percentage of revenues)
Store Expenses:
Phone and accessories cost of sales	$3,429,213	$2,561,842	33.9%	35.7%	31.6%
Salaries and benefits	2,072,445	1,756,526	18.0%	21.5%	21.7%
Occupancy	670,725	651,237	3.0%	7.0%	8.1%
Provisions for loan losses	336,864	321,347	4.8%	3.5%	4.0%
Advertising	87,533	88,887	(1.5)%	0.9%	1.1%
Depreciation	79,437	81,653	(2.7)%	0.8%	1.0%
Amortization of intangible assets	24,758	39,227	(36.9)%	0.3%	0.5%
Other	1,168,095	910,751	28.3%	12.1%	11.3%
	$7,869,070	$6,411,470	22.7%	81.8%	79.3%

As the table above demonstrates, total expenses associated with store operations for the three months ended March 31, 2014 were $7.87 million, compared to $6.41 million for the three months ended March 31, 2013, representing a 22.7% increase over the prior period. The major components of these expenses are phone and accessories costs of sales, salaries and benefits for our store employees and occupancy costs relating to our store leaseholds. A discussion and analysis of the various components of our store expenses appears below.

Phone and Accessories Cost of Sales. For the three months ended March 31, 2014, our costs of sales were $3.43 million compared to $2.56 million for the same period in 2013. The increase in our Cellular Retail segment phone and accessory costs resulted from a higher per unit cost per phone year over year due to a change in the Cricket dealer compensation structure. As previously discussed, the change in dealer compensation structure resulted in higher other compensation from Cricket that mitigated the lower gross profit per unit.

Salaries and Benefits. Payroll and related costs at the store level were $2.07 million compared to $1.76 million for the three-month periods ended March 31, 2014 and 2013, respectively. The increase in the current period is attributed to our operation of higher volume Cricket storefronts and the additional cellular and pawn stores.

Occupancy Costs. Occupancy expenses, consisting mainly of store leases, were $.67 million for the three months ended March 31, 2014 versus $.65 million for the three months ended March 31, 2013.

Provisions for Loan Losses. For the three months ended March 31, 2014, our provisions for loan losses were $.34 million compared to $.32 million for the three months ended March 31, 2013. Our provisions for loan losses represented approximately 12.9% and 12.1% of our payday and installment loan revenue for the three months ended March 31 2014 and 2013, respectively. We remain uncertain how significant our total 2014 loan losses may be and how they may differ from 2013.

Advertising. Advertising and marketing expenses were $.09 million for both the three months ended March 31, 2014 and 2013. In general, we expect that our marketing and advertising expenses for 2014 will remain materially consistent with 2013 expenses.

Depreciation. Depreciation, primarily relating to store equipment and leasehold improvements, was $.08 million for the three months ended March 31, 2014 and 2013.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $.02 million for the three months ended March 31, 2014 from $.04 million for the three month period ended March 31, 2013.

Other Store Expenses. Other expenses increased to $1.17 million for the three months ended March 31, 2014 from $.91 million for the three months ended March 31, 2013. This increase is attributable to increases in numerous store operating expenses, such as supplies, repair and maintenance and utilities and an increase in cost of pawn store merchandise sold.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013	% Change Year Over Year	2014	2013
				(percentage of revenues)
General & Administrative Expenses:
Salaries and benefits	$485,327	$514,014	(5.6)%	5.0%	6.4%
Depreciation	7,125	6,192	15.1%	0.1%	0.1%
Interest expense	80,174	83,617	(4.1)%	0.8%	1.0%
Other expense	402,635	282,517	42.5%	4.2%	3.5%
	$975,261	$886,340	10.0%	10.1%	11.0%

Total general and administrative costs for the three months ended March 31, 2014 were $.98 million compared to $.89 million for the period ended March 31, 2013. For the three months ended March 31 2014 and 2013, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses. A discussion and analysis of the various components of our general and administrative costs appears below:

Salaries and Benefits. Salaries and benefits expenses for the three months ended March 31, 2014 were $.49 million, a $.02 million decrease from the $.51 million expense during the period ended March 31, 2013.

Interest. Interest expense for each of the three months ended March 31, 2014 and 2013 was $.08 million.

Other General and Administrative Expenses. Other general and administrative expenses, such as professional fees, management and consulting fees, utilities, office supplies, and other minor costs associated with corporate headquarters activities, increased $.12 million to $.40 million for the three months ended March 31, 2014 compared to $.28 million from the three months ended March 31, 2013. Also included in this category is a one-time expense of $84,000 for valuation services provided.

Income Tax Expense

Income tax expense for the three months ended March 31, 2014 was $.29 million compared to income tax expense of $.30 million for the three months ended March 31, 2013, an effective rate of 37% and 38%, respectively.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three Months Ended March 31,
	2014	2013

Cash flows provided (used) by:
Operating activities	$1,507,220	$435,376
Investing activities	(113,688)	(85,204)
Financing activities	(1,050,000)	(198,549)
Net increase in cash	343,532	151,623
Cash, beginning of period	1,983,835	2,246,619
Cash, end of period	$2,327,367	$2,398,242

At March 31, 2014, we had cash of $2.33 million compared to cash of $2.40 million on March 31, 2013. We believe that our available cash, combined with expected cash flows from operations, will be sufficient to fund our liquidity and capital expenditure requirements through March 31, 2015. Our expected short-term uses of available cash include the funding of operating activities (including anticipated increases in payday loans) and the financing of expansion activities, including new store openings or store acquisitions.

Because of the constant threat of regulatory changes to the payday lending industry, we believe it will be difficult for us to obtain debt financing from traditional financial institutions. As a result, financing we may obtain from alternate sources is likely to involve higher interest rates.

Credit Facilities

On October 18, 2011 and amended on December 7, 2012 and March 21, 2014 we entered in a borrowing arrangement with River City Equity, Inc. Under this arrangement as amended, we may borrow up to $3,000,000 at an interest rate of 12% per annum, with interest payable on a monthly basis. The note contains no prepayment penalties matures June 30, 2015, on which date all unpaid principal and accrued but unpaid interest thereon is due and payable. The note, under certain circumstances, permits River City Equity to obtain a security interest in substantially all of our assets. As of March 31, 2014, net of prior repayments of principal, $1.7 million was due under this arrangement.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2014.

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

As of March 31, 2014, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 9, 2014	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Stephen Irlbeck
Stephen Irlbeck
Chief Financial Officer

