Form 10-Q
period 2014-06-30
WESTERN CAPITAL RESOURCES, INC.
filed 2014-08-12
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 12, 2014, the registrant had outstanding 3,010,887 shares of common stock, as adjusted for our reverse stock split, no par value per share.

Western Capital Resources, Inc.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS

CURRENT ASSETS
Cash	$2,579,375	$1,983,835
Loans receivable (less allowance for losses of $968,000 and $1,215,000)	4,854,329	5,438,202
Inventory	1,700,399	1,557,886
Prepaid expenses and other	513,382	889,590
Deferred income taxes	412,000	498,000
TOTAL CURRENT ASSETS	10,059,485	10,367,513

PROPERTY AND EQUIPMENT	924,769	928,074

GOODWILL	12,894,069	12,894,069

INTANGIBLE ASSETS	312,507	117,096

OTHER	145,289	132,333

TOTAL ASSETS	$24,336,119	$24,439,085

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,864,559	$2,910,560
Current portion long-term debt	2,000,000	2,750,000
Deferred revenue	273,651	296,503
TOTAL CURRENT LIABILITIES	5,138,210	5,957,063

LONG-TERM LIABILITIES
Deferred income taxes	1,301,000	1,156,000
TOTAL LONG-TERM LIABILITIES	1,301,000	1,156,000

TOTAL LIABILITIES	6,439,210	7,113,063

SHAREHOLDERS’ EQUITY
Common stock, no par value, 12,500,000 shares authorized, 3,010,887 shares issued and outstanding	-	-
Additional paid-in capital	22,353,212	22,353,600
Accumulated deficit	(4,456,303)	(5,027,578)
TOTAL SHAREHOLDERS’ EQUITY	17,896,909	17,326,022

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$24,336,119	$24,439,085

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
REVENUES
Retail sales, fees and commissions	$5,033,809	$4,454,451	$11,943,163	$9,831,349
Financing fees and interest	2,597,584	2,643,656	5,309,394	5,355,844
	7,631,393	7,098,107	17,252,557	15,187,193

STORE EXPENSES
Phone and accessories cost of sales	2,166,593	1,865,136	5,595,806	4,426,978
Salaries and benefits	2,080,262	1,753,463	4,152,707	3,509,989
Occupancy	732,398	625,579	1,403,123	1,276,816
Provisions for loan losses	416,704	423,845	753,568	745,192
Advertising	82,134	83,831	169,667	172,718
Depreciation	78,887	84,428	158,324	166,081
Amortization of intangible assets	29,831	37,314	54,589	76,541
Other	1,167,003	851,366	2,335,098	1,762,117
	6,753,812	5,724,962	14,622,882	12,136,432

INCOME FROM STORES	877,581	1,373,145	2,629,675	3,050,761

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	357,845	484,228	843,172	998,242
Depreciation	6,045	6,636	13,170	12,828
Interest expense	51,156	82,274	131,330	165,891
Other	329,093	257,830	731,728	540,347
	744,139	830,968	1,719,400	1,717,308

INCOME BEFORE INCOME TAXES	133,442	542,177	910,275	1,333,453

INCOME TAX EXPENSE	51,000	206,000	339,000	506,000

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$82,442	$336,177	$571,275	$827,453

NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted	$0.03	$0.11	$0.19	$0.27

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and diluted	3,010,996	3,011,008	3,011,002	3,013,511

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013

OPERATING ACTIVITIES
Net Income	$571,275	$827,453
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	171,494	178,909
Amortization	54,589	76,541
Deferred income taxes	231,000	202,000
Changes in operating assets and liabilities
Loans receivable	583,873	275,322
Inventory	(142,513)	(230,502)
Prepaid expenses and other assets	363,252	16,486
Accounts payable and accrued liabilities	(46,001)	(584,412)
Deferred revenue	(22,852)	(31,561)
Net cash provided by operating activities	1,764,117	730,236

INVESTING ACTIVITIES
Purchases of property and equipment	(418,189)	(141,052)
Purchases of intangible assets	-	(29,500)
Net cash used by investing activities	(418,189)	(170,552)

FINANCING ACTIVITIES
Payments on notes payable – short-term	-	(405,163)
Payments on notes payable – long-term	(750,000)	(210,065)
Common stock redemption	(388)	(17,762)
Net cash used by financing activities	(750,388)	(632,990)

NET INCREASE (DECREASE) IN CASH	595,540	(73,306)

CASH
Beginning of period	1,983,835	2,246,619
End of period	$2,579,375	$2,173,313

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$13,888	$245,650
Interest paid	$141,735	$164,830

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2013. The condensed consolidated balance sheet at December 31, 2013, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

Western Capital Resources, Inc. (WCR), through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (WFL), Express Pawn, Inc. (EP), and PQH Wireless, Inc. (PQH), collectively referred to as the “Company,” provides retail financial services to individuals and operates retail cellular and retail pawn stores primarily in the Midwestern United States.  The Company operated 48 “Payday” stores, two combined payday/pawn store, and one pawn store in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming) as of June 30, 2014. The Company operated 58 cellular retail stores in 14 states (Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon, Texas and Washington) as of June 30, 2014.  The consolidated financial statements include the accounts of WCR, WFL, PQH and EP. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Our pawn stores provide collateralized non-recourse loans, commonly known as “pawn loans,” with maturities of one to four months, depending on applicable state regulations. Allowable service charges vary by state. Our pawn loans earn 17.5% to 20% per month. The loan amount varies depending on the valuation of each item pawned. We generally lend from 30% to 55% of the collateral’s estimated resale value depending on our evaluation of several factors. Customers then have the option to redeem the pawned merchandise during the term or at expiration of the pawn loan or else forfeit the merchandise to us upon expiration. At our pawn stores, we sell merchandise acquired through either customer forfeiture of pawn collateral or second-hand merchandise purchased from customers or consigned to us.

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

Combination (Reverse Split) of Common Stock

On May 30, 2014, the Company’s Board of Directors approved a 1-to-20 reverse stock split. The reverse stock split became effective on June 20, 2014. The reverse stock split reduced the number of issued and outstanding shares of common stock to 3,010,887 shares. The reverse stock split similarly reduced by a factor of 20 the authorized number of shares of capital stock that the Company may issue to 12,500,000. The accompanying financial statements and footnotes have been adjusted retroactively to reflect the reverse stock split.

Net Income Per Common Share

Basic net income per common share is computed by dividing the income available to common shareholders by the weighted-average number of common shares outstanding for the year. There were no dilutive securities at June 30, 2014 and 2013.

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

Reclassifications

Certain Statement of Income reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the six months ended June 30, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) (collectively, the Boards) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS. This converged standard is effective for annual and interim periods beginning after December 15, 2016. The Company is currently assessing the potential effects on our financial condition and results of operations.

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

For the six months ended June 30, 2014 and 2013, the Company had significant revenues by state (shown as a percentage of applicable division’s revenue when over 10%) as follows:

Consumer Finance Division			Cellular Retail Division
	2014	2013		2014	2013
Nebraska	29%	29%	Nebraska	29%	26%
North Dakota	18%	19%	Colorado	17%	*	%
Wyoming	14%	15%	Missouri	10%	*	%
Iowa	14%	11%	Texas	* %	13%

* Less than 10%

3.	Loans Receivable –

At June 30, 2014 and December 31, 2013 our outstanding loans receivable aging was as follows:

June 30, 2014
	Payday	Installment	Pawn & Title	Total
Current	$4,008,906	$324,171	$280,352	$4,613,429
1-30	189,868	46,345	-	236,213
31-60	139,161	22,068	-	161,229
61-90	132,429	11,758	-	144,187
91-120	156,518	7,283	-	163,801
121-150	223,745	6,021	-	229,766
151-180	267,842	5,862	-	273,704
	5,118,469	423,508	280,352	5,822,329
Allowance for losses	(905,000)	(63,000)	-	(968,000)
	$4,213,469	$360,508	$280,352	$4,854,329

December 31, 2013
	Payday	Installment	Pawn & Title	Total
Current	$4,519,839	$408,782	$288,788	$5,217,409
1-30	271,967	56,807	-	328,774
31-60	202,097	31,212	-	233,309
61-90	217,154	17,285	-	234,439
91-120	206,885	8,660	-	215,545
121-150	199,253	2,846	-	202,099
151-180	218,802	2,825	-	221,627
	5,835,997	528,417	288,788	6,653,202
Allowance for losses	(1,120,000)	(95,000)	-	(1,215,000)
	$4,715,997	$433,417	$288,788	$5,438,202

4.	Loans Receivable Allowance –

As a result of the Company’s collection efforts, it historically writes off approximately 41% of the returned payday items.  Based on days past the check return date, write-offs of payday returned items historically have tracked at the following approximate percentages: 1 to 30 days – 41%; 31 to 60 days – 65%; 61 to 90 days – 83%; 91 to 120 days – 88%; and 121 to 180 days – 91%.  A rollforward of the Company’s loans receivable allowance for the six months ended June 30, 2014 and 2013 is as follows:

	Six Months Ended June 30,
	2014	2013
Loans receivable allowance, beginning of period	$1,215,000	$1,191,000
Provision for loan losses charged to expense	753,568	745,191
Charge-offs, net	(1,000,568)	(980,191)
Loans receivable allowance, end of period	$968,000	$956,000

5.	Notes Payable – Long Term –

The Company’s long-term debt is as follows:

	June 30, 2014	December 31, 2013
Note payable (with a credit limit of $3,000,000) to River City Equity, Inc., a related party, with interest payable monthly at 12% due June 30, 2015 and upon certain events can be collateralized by substantially all assets of WCR.	$2,000,000	$2,750,000
Total	2,000,000	2,750,000
Less current maturities	(2,000,000)	(2,750,000)
	$-	$-

6.	Other Expense –

A breakout of other expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Store expenses
Bank fees	$107,185	$99,373	$219,678	$206,316
Collection costs	98,462	126,182	221,983	237,915
Repairs & maintenance	83,880	48,160	199,459	113,414
Supplies	188,111	88,281	311,414	162,761
Telephone	51,881	39,534	103,233	79,115
Utilities and network lines	223,680	177,205	464,008	378,050
Other	413,804	272,631	815,323	584,546
	$1,167,003	$851,366	$2,335,098	$1,762,117

General & administrative expenses
Professional fees	$80,473	$76,258	$212,992	$191,361
Management and consulting fees	126,163	111,822	237,985	219,509
Other	122,457	69,750	280,751	129,477
	$329,093	$257,830	$731,728	$540,347

7.	Segment Information –

The Company has grouped its operations into two segments – Consumer Finance and Cellular Retail.  The Consumer Finance segment provides financial and ancillary services.  The Cellular Retail segment is a dealer for Cricket cellular carrier selling cellular phones and accessories, ancillary services and serving as a payment center for customers.

Segment information related to the three and six months ended June 30, 2014 and 2013 is set forth below:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Consumer Finance	Cellular Retail	Total	Consumer Finance	Cellular Retail	Total

Revenues from external customers	$2,972,941	$4,658,452	$7,631,393	$2,924,470	$4,173,637	$7,098,107
Net income (loss)	$286,584	$(204,142)	$82,442	$277,740	$58,437	$336,177

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Consumer Finance	Cellular Retail	Total	Consumer Finance	Cellular Retail	Total

Revenues from external customers	$6,139,572	$11,112,985	$17,252,557	$5,981,758	$9,205,435	$15,187,193
Net income (loss)	$639,381	$(68,106)	$571,275	$688,080	$139,373	$827,453
Total segment assets	$15,767,875	$8,568,244	$24,336,119	$15,634,372	$7,433,666	$23,068,038

8.	Subsequent Events –

We evaluated all events or transactions that occurred after June 30, 2014 up through the date we issued these financial statements. During this period we did not have any material subsequent events that impacted our financial statements.

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

General Overview

Revenues and expenses for our Consumer Finance division, Cellular Retail division and Combined Consumer Finance and Cellular Retail divisions for the three and six months ended June 30, 2014 and 2013 were as follows:

Consumer Finance Division
	Three Months Ended June 30,
	2014	2013	% Change
Revenues
Retail sales, fees and commissions	$375,357	$280,814	33.7%
Financing fees and interest	2,597,584	2,643,656	(1.7)%
	2,972,941	2,924,470	1.7%

Expenses
Store salaries and benefits	691,766	658,341	5.1%
Provisions for loan losses	416,704	423,845	(1.7)%
Occupancy	247,918	244,936	1.2%
Other	1,154,969	1,149,608	0.5%
Income tax	175,000	170,000	2.9%
	2,686,357	2,646,730	1.5%

Net income	$286,584	$277,740	3.2%

Cellular Retail Division
	Three Months Ended June 30,
	2014	2013	% Change
Revenues
Phones and accessories	$4,658,452	$4,173,637	11.6%
			%

Expenses
Phone and accessories cost of sales	2,166,593	1,865,136	16.2%
Store salaries and benefits	1,388,496	1,095,122	26.8%
Occupancy	484,480	380,643	27.3%
Other	947,025	738,299	28.3%
Income tax	(124,000)	36,000	(444.4)%
	4,862,594	4,115,200	18.2%

Net (loss) income	$(204,142)	$58,437	(449.3)%

Combined - Consumer Finance and Cellular Retail Divisions
	Three Months Ended June 30,
	2014	2013	% Change
Revenues
Retail sales, fees and commissions	$5,033,809	$4,454,451	13.0%
Financing fees and interest	2,597,584	2,643,656	(1.7)%
	7,631,393	7,098,107	7.5%

Expenses
Phone and accessories cost of sales	2,166,593	1,865,136	16.2%
Store salaries and benefits	2,080,262	1,753,463	18.6%
Provisions for loan losses	416,704	423,845	(1.7)%
Occupancy	732,398	625,579	17.1%
Other	2,101,994	1,887,907	11.3%
Income tax	51,000	206,000	(75.2)%
	7,548,951	6,761,930	11.6%

Net income	$82,442	$336,177	(75.5)%

Consumer Finance Division
	Six Months Ended June 30,
	2014	2013	% Change
Revenues
Retail sales, fees and commissions	$830,178	$625,914	32.6%
Financing fees and interest	5,309,384	5,355,844	(0.9)%
	6,139,572	5,981,758	2.6%

Expenses
Store salaries and benefits	1,365,008	1,315,814	3.7%
Provisions for loan losses	753,568	745,192	1.1%
Occupancy	494,854	493,428	0.3%
Other	2,502,762	2,319,244	7.9%
Income tax	384,000	420,000	(8.6)%
	5,500,192	5,293,678	3.9%

Net income	$639,381	$688,080	(7.1)%

Cellular Retail Division
	Six Months Ended June 30,
	2014	2013	% Change
Revenues
Phones and accessories	$11,112,985	$9,205,435	20.7%

Expenses
Phone and accessories cost of sales	5,595,806	4,426,978	26.4%
Store salaries and benefits	2,787,699	2,194,175	27.0%
Occupancy	908,269	783,388	15.9%
Other	1,934,317	1,575,521	22.8%
Income tax	(45,000)	86,000	(152.3)%
	11,181,091	9,066,062	23.3%

Net income	$(68,106)	$139,373	(148.9)%

Combined - Consumer Finance and Cellular Retail Divisions
	Six Months Ended June 30,
	2014	2013	% Change
Revenues
Retail sales, fees and commissions	$11,943,163	$9,831,349	21.5%
Financing fees and interest	5,309,394	5,355,844	(0.9)%
	17,252,557	15,187,193	13.6%
Expenses
Phone and accessories cost of sales	5,595,806	4,426,978	26.4%
Store salaries and benefits	4,152,707	3,509,989	18.3%
Provisions for loan losses	753,568	745,192	1.1%
Occupancy	1,403,123	1,276,816	9.9%
Other	4,437,078	3,894,765	13.9%
Income tax	339,000	506,000	(33.0)%
	16,681,282	14,359,740	16.2%

Net income	$571,275	$827,453	(31.0)%

Consumer finance operations are conducted under our wholly owned subsidiaries, Wyoming Financial Lenders, Inc. and Express Pawn, Inc., primarily in the Midwestern and Southwestern United States. Services provided include short-term loans (non-recourse “cash advance” or “payday” loans, small unsecured installment loans, collateralized non-recourse pawn loans and title loans), check cashing and other money services. As of June 30, 2014, we operated 48 “payday” stores, two payday/pawn stores, and one pawn store in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming).

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

We also provide collateralized non-recourse loans, commonly known as “pawn loans,” with a maturity of one to four months. Allowable pawn loan service charges will vary by state and range from 17.5% to 20% per month. The loan amount varies depending on the valuation of each item pawned. We generally lend from 30% to 55% of the collateral’s estimated resale. Customers have the option to redeem the pawned merchandise during the term or at expiration of the pawn loan or forfeit the merchandise to us on expiration. At our pawn stores we sell merchandise acquired through customer forfeiture of pawn collateral or second-hand merchandise purchased from customers or consigned to us.

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

Our cellular retail operations are conducted by our wholly owned subsidiary, PQH Wireless, Inc. We are an authorized Cricket premier dealer, and operate Cricket retail stores selling cellular phones and accessories, providing ancillary services and accepting Cricket service payments from customers. Cricket brand service offerings provide customers with unlimited nationwide wireless services for a flat rate without requiring a fixed-term contract or a credit check. As an authorized premier Cricket dealer, we are only permitted to sell Cricket’s services at our Cricket retail stores. As of June 30, 2014, we operated 58 Cricket wireless retail stores in 14 states (Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon, Texas and Washington).

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

To further diversify, our strategic expansion plans involve the expansion and diversification of our existing product and service offerings and our expansion into new lines of business through acquisitions.   We also anticipate Cricket and pawn retail store expansion.   We believe that successful expansion, both geographically and product- and service-wise, may help to mitigate the regulatory and economic risk inherent in our business by making us less reliant on (i) cash advance and installment lending alone and (ii) any particular aspect of our business that is concentrated geographically or by product offering.

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

A rollforward of our loans receivable allowance for the six months ended June 30, 2014 and 2013 is as follows:

	Six Months Ended June 30,
	2014	2013
Loans receivable allowance, beginning of period	$1,215,000	$1,191,000
Provision for loan losses charged to expense	753,568	745,191
Charge-offs, net	(1,000,568)	(980,191)
Loans receivable allowance, end of period	$968,000	$956,000

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

Results of Operations – Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

For the three months ended June 30, 2014, net income was $.08 million compared to $.34 million for the three months ended June 30, 2013. During the three months ended June 30, 2014, income from operations before income taxes was $.13 million compared to $.54 million for the three months ended June 30, 2013. Compared to the prior year comparable three-month period, throughout some point of the current quarter, we operated a similar number of retail storefronts in the Consumer Finance division and approximately 10% more storefronts during the current quarter in the Cellular Retail division. In addition, we added higher volume Cricket retail storefronts while closing lower volume storefronts. Three month net income from the Consumer Finance division grew year over year while net income from the Cellular Retail division resulted in a loss for the current quarter. The business disruption and added costs related to the AT&T acquisition of Cricket Wireless significantly contributed to the Cellular Retail division loss. The major components of revenues, store expenses, general and administrative expenses, and income tax expense are discussed below.

A summary table of the number of stores operated during the three-month periods ended June 30, 2014 and 2013 follows:

	Three Months Ended June 30, 2014				Three Months Ended June 30, 2013
	Consumer Finance	Payday / Pawn	Pawn	Cellular Retail	Consumer Finance	Payday / Pawn	Pawn	Cellular Retail
Beginning	50	1	1	53	51	1	-	50
Acquired/Launched/Converted	(1)	1	-	6	-	-	1	3
Closed	(1)	-	-	(1)	-	-	-	(1)
Ending	48	2	1	58	51	1	1	52

Revenues

The following table summarizes our revenues for the three months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013	% Change Year Over Year	2014	2013
				(percentage of revenues)

Retail sales, fees and commissions	$5,033,809	$4,454,451	13.0%	66.0%	62.8%
Financing fees and interest	2,597,584	2,643,656	(1.7)%	34.0%	37.2%
Total	$7,631,393	$7,098,107	7.5%	100.0%	100.0%

Revenues totaled $7.63 million for the three months ended June 30, 2014, compared to $7.10 million for the three months ended June 30, 2013. The increase in total revenues resulted primarily from higher Cellular Retail Division revenue, which can be attributed to a higher number of units sold despite a negative change in the dealer compensation structure. For the Consumer Finance division, during the three-month periods ended June 30, 2014 and 2013, we originated approximately $16.38 million and $16.59 million in cash advance loans. Our average cash advance loan (including fees) totaled approximately $399 and $392 during the three-month periods ended June 30, 2014 and 2013, respectively. Our average fee for each of the three-month periods ended June 30, 2014 and 2013 was $57.

Store Expenses

The following table summarizes our store expenses for the three months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013	% Change Year Over Year	2014	2013
				(percentage of revenues)
Store Expenses:
Phone and accessories cost of sales	$2,166,593	$1,865,136	16.2%	28.4%	26.3%
Salaries and benefits	2,080,262	1,753,463	18.6%	27.3%	24.7%
Occupancy	732,398	625,579	17.1%	9.6%	8.8%
Provisions for loan losses	416,704	423,845	(1.7)%	5.5%	6.0%
Advertising	82,134	83,831	(2.0)%	1.1%	1.2%
Depreciation	78,887	84,428	(6.6)%	1.0%	1.2%
Amortization of intangible assets	29,831	37,314	(20.1)%	0.4%	0.5%
Other	1,167,003	851,366	37.1%	15.3%	12.0%
	$6,753,812	$5,724,962	18.0%	88.5%	80.7%

As the table above demonstrates, total expenses associated with store operations for the three months ended June 30, 2014 were $6.75 million, compared to $5.72 million for the three months ended June 30, 2013, representing an 18.0% increase over the prior period. The major components of these expenses are phone and accessories costs of sales, salaries and benefits for our store employees and occupancy costs relating to our store leaseholds. A discussion and analysis of the various components of our store expenses appears below.

Phone and Accessories Cost of Sales. For the three months ended June 30, 2014, our costs of sales were $2.17 million compared to $1.87 million for the same period in 2013. The increase in our Cellular Retail segment phone and accessory costs resulted primarily from a 35% increase, albeit at a lower per-unit cost, in phone unit sales year over year.

Salaries and Benefits. Payroll and related costs at the store level were $2.08 million compared to $1.75 million for the three-month periods ended June 30, 2014 and 2013, respectively. The increase in the current period is primarily attributed to our operation of additional and higher volume Cricket storefronts.

Occupancy Costs. Occupancy expenses, consisting mainly of store leases, were $.73 million for the three months ended June 30, 2014 versus $.63 million for the three months ended June 30, 2013.

Provisions for Loan Losses. For the three months ended June 30, 2014 and 2013, our provisions for loan losses were $.42 million. Our provisions for loan losses represented approximately 16.6% and 16.2% of our payday and installment loan revenue for the three months ended June 30, 2014 and 2013, respectively. We remain uncertain how significant our total 2014 loan losses may be and how they may differ from 2013.

Advertising. Advertising and marketing expenses were $.08 million for both the three months ended June 30, 2014 and 2013. In general, we expect that our marketing and advertising expenses for 2014 will remain materially consistent with 2013 expenses.

Depreciation. Depreciation, primarily relating to store equipment and leasehold improvements, was $.08 million for the three months ended June 30, 2014 and 2013.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $.03 million for the three months ended June 30, 2014 from $.04 million for the three month period ended June 30, 2013.

Other Store Expenses. Other expenses increased to $1.17 million for the three months ended June 30, 2014 from $.85 million for the three months ended June 30, 2013. This increase is attributable to increases in numerous store operating expenses, such as supplies, repair and maintenance, utilities and cost of pawn store merchandise sold.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013	% Change Year Over Year	2014	2013
				(percentage of revenues)
General & Administrative Expenses:
Salaries and benefits	$357,845	$484,228	(26.1)%	4.7%	6.8%
Depreciation	6,045	6,636	(8.9)%	0.1%	0.1%
Interest expense	51,156	82,274	(37.8)%	0.7%	1.2%
Other expense	329,093	257,830	27.6%	4.3%	3.6%
	$744,139	$830,968	(10.4)%	9.8%	11.7%

Total general and administrative costs for the three months ended June 30, 2014 were $.74 million compared to $.83 million for the period ended June 30, 2013. For the three months ended June 30 2014 and 2013, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses. A discussion and analysis of the various components of our general and administrative costs appears below:

Salaries and Benefits. Salaries and benefits expenses for the three months ended June 30, 2014 were $.36 million, a $.12 million decrease from the $.48 million expense during the period ended June 30, 2013.

Interest. Interest expense for each of the three months ended June 30, 2014 was $.05 million compared to $.08 million for the three months ended June 30, 2013.

Other General and Administrative Expenses. Other general and administrative expenses, such as professional fees, management and consulting fees, utilities, office supplies, and other minor costs associated with corporate headquarters activities, increased $.07 million to $.33 million for the three months ended June 30, 2014 compared to $.26 million from the three months ended June 30, 2013.

Income Tax Expense

Income tax expense for the three months ended June 30, 2014 was $.05 million compared to income tax expense of $.21 million for the three months ended June 30, 2013, an effective rate of 38% for each period.

Results of Operations – Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

For the six months ended June 30, 2014, net income was $.57 million compared to $.83 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, income from operations before income taxes was $.91 million compared to $1.33 million for the six months ended June 30, 2013. Compared to the prior year comparable six-month period, throughout some point of the current quarter, we operated a similar number of retail storefronts. However, we did add higher volume Cricket retail storefronts while closing lower volume storefronts. The major components of revenues, store expenses, general and administrative expenses, and income tax expense are discussed below.

A summary table of the number of stores operated during the six-month periods ended June 30, 2014 and 2013 follows:

	Six Months Ended June 30, 2014				Six Months Ended June 30, 2013
	Consumer Finance	Payday / Pawn	Pawn	Cellular Retail	Consumer Finance	Payday / Pawn	Pawn	Cellular Retail
Beginning	50	1	1	57	51	1	-	57
Acquired / Launched	(1)	1	-	6	-	-	1	3
Closed	(1)	-	-	(5)	-	-	-	(8)
Ending	48	2	1	58	51	1	1	52

Revenues

The following table summarizes our revenues for the six months ended June 30, 2014 and 2013, respectively:

	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change Year Over Year	2014	2013
				(percentage of revenues)

Retail sales, fees and commissions	$11,943,163	$9,831,349	21.5%	69.2%	64.7%
Financing fees and interest	5,309,394	5,355,844	(0.9)%	30.8%	35.3%
Total	$17,252,557	$15,187,193	13.6%	100.0%	100.0%

Revenues totaled $17.25 million for the six months ended June 30, 2014, compared to $15.20 million for the six months ended June 30, 2013. The increase in total revenues resulted primarily from higher Cellular Retail Division revenue, which can be attributed to a higher number of units sold and a positive change in the dealer compensation structure from Cricket that affected only our first quarter of 2014. For the Consumer Finance division, during the three-month periods ended June 30, 2014 and 2013, we originated approximately $32.46 million and $32.95 million in cash advance loans. Our average cash advance loan (including fees) totaled approximately $402 and $395 during the three-month periods ended June 30, 2014 and 2013, respectively. Our average fee for the three-month periods ended June 30, 2014 and 2013 was $58 and $57, respectively.

Store Expenses

The following table summarizes our store expenses for the six months ended June 30, 2014 and 2013, respectively:

	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change Year Over Year	2014	2013
				(percentage of revenues)
Store Expenses:
Phone and accessories cost of sales	$5,595,806	$4,426,978	26.4%	32.4%	29.1%
Salaries and benefits	4,152,707	3,509,989	18.3%	24.1%	23.1%
Occupancy	1,403,123	1,276,816	9.9%	8.1%	8.4%
Provisions for loan losses	753,568	745,192	1.1%	4.4%	4.9%
Advertising	169,667	172,718	(1.8)%	1.0%	1.1%
Depreciation	158,324	166,081	(4.7)%	0.9%	1.1%
Amortization of intangible assets	54,589	76,541	(28.7)%	0.3%	0.5%
Other	2,335,098	1,762,117	32.5%	13.5%	11.6%
	$14,622,882	$12,136,432	20.5%	84.8%	79.9%

As the table above demonstrates, total expenses associated with store operations for the six months ended June 30, 2014 were $14.62 million, compared to $12.14 million for the six months ended June 30, 2013, representing a 20.5% increase over the prior period. The major components of these expenses are phone and accessories costs of sales, salaries and benefits for our store employees and occupancy costs relating to our store leaseholds. A discussion and analysis of the various components of our store expenses appears below.

Phone and Accessories Cost of Sales. For the six months ended June 30, 2014, our costs of sales were $5.60 million compared to $4.43 million for the same period in 2013. The increase in our Cellular Retail segment phone and accessory costs resulted primarily from an increase, albeit at a lower per-unit cost, in phone unit sales year over year.

Salaries and Benefits. Payroll and related costs at the store level were $4.15 million compared to $3.51 million for the three-month periods ended June 30, 2014 and 2013, respectively. The increase in the current period is attributed to our operation of higher volume Cricket storefronts and the additional pawn stores.

Occupancy Costs. Occupancy expenses, consisting mainly of store leases, were $1.40 million for the six months ended June 30, 2014 versus $1.28 million for the six months ended June 30, 2013.

Provisions for Loan Losses. For the six months ended June 30, 2014 and 2013, our provisions for loan losses were $.75 million. Our provisions for loan losses represented approximately 14.6% and 14.2% of our payday and installment loan revenue for the six months ended June 30 2014 and 2013, respectively. We remain uncertain how significant our total 2014 loan losses may be and how they may differ from 2013.

Advertising. Advertising and marketing expenses were $0.17 million for the six months ended June 30, 2014 and 2013. In general, we expect that our marketing and advertising expenses for 2014 will remain materially consistent with 2013 expenses.

Depreciation. Depreciation, primarily relating to store equipment and leasehold improvements, was $.16 million for the six months ended June 30, 2014 and $.17 million for the six months ended June 30, 2013.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $.05 million for the six months ended June 30, 2014 from $.08 million for the six month period ended June 30, 2013.

Other Store Expenses. Other expenses increased to $2.34 million for the six months ended June 30, 2014 from $1.76 million for the six months ended June 30, 2013. This increase is attributable to increases in numerous store operating expenses, such as supplies, repair and maintenance and utilities and an increase in cost of pawn store merchandise sold.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2014 and 2013, respectively:

	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change Year Over Year	2014	2013
				(percentage of revenues)
General & Administrative Expenses:
Salaries and benefits	$843,172	$998,242	(15.5)%	4.9%	6.5%
Depreciation	13,170	12,828	2.7%	0.1%	0.1%
Interest expense	131,330	165,891	(20.8)%	0.8%	1.1%
Other expense	731,728	540,347	35.4%	4.2%	3.6%
	$1,719,400	$1,717,308	0.1%	10.0%	11.3%

Total general and administrative costs for the six months ended June 30, 2014 and 2013were $1.72. For the six months ended June 30 2014 and 2013, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses. A discussion and analysis of the various components of our general and administrative costs appears below:

Salaries and Benefits. Salaries and benefits expenses for the six months ended June 30, 2014 were $.84 million, a $.16 million decrease from the $1.00 million expense during the period ended June 30, 2013.

Interest. Interest expense for each of the six months ended June 30, 2014 and 2013 was $.13 and $.17 million, respectively.

Other General and Administrative Expenses. Other general and administrative expenses, such as professional fees, management and consulting fees, utilities, office supplies, and other minor costs associated with corporate headquarters activities, increased $.19 million to $.73 million for the six months ended June 30, 2014 compared to $.54 million from the six months ended June 30, 2013. Also included in this category is a one-time expense of $84,000 for valuation services provided.

Income Tax Expense

Income tax expense for the six months ended June 30, 2014 was $.34 million compared to income tax expense of $.51 million for the six months ended June 30, 2013, an effective rate of 37% and 38%, respectively.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six Months Ended June 30,
	2014	2013

Cash flows provided (used) by:
Operating activities	$1,764,117	$730,236
Investing activities	(418,189)	(170,552)
Financing activities	(750,388)	(632,990)
Net increase (decrease) in cash	595,540	(73,306)
Cash, beginning of period	1,983,835	2,246,619
Cash, end of period	$2,579,375	$2,173,313

At June 30, 2014, we had cash of $2.58 million compared to cash of $2.17 million on June 30, 2013. We believe that our available cash, combined with expected cash flows from operations, will be sufficient to fund our liquidity and capital expenditure requirements through June 30, 2015. Our expected short-term uses of available cash include the funding of operating activities (including anticipated increases in payday loans), the financing of expansion activities, including new store openings or store acquisitions, and the reduction of debt.

Because of the constant threat of regulatory changes to the payday lending industry, we believe it will be difficult for us to obtain debt financing from traditional financial institutions. As a result, financing we may obtain from alternate sources is likely to involve higher interest rates.

Credit Facilities

On October 18, 2011 (and later amended on December 7, 2012 and March 21, 2014), we entered in a borrowing arrangement with River City Equity, Inc. Under this arrangement as amended, we may borrow up to $3,000,000 at an interest rate of 12% per annum, with interest payable on a monthly basis. The note contains no prepayment penalties matures June 30, 2015, on which date all unpaid principal and accrued but unpaid interest thereon is due and payable. The note, under certain circumstances, permits River City Equity to obtain a security interest in substantially all of our assets. As of June 30, 2014, $2 million was due under this arrangement.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2014.

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

As of June 30, 2014, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit	Description

3.1	Articles of Amendment to Articles of Incorporation (as amended), filed with the Minnesota Secretary of State on June 20, 2014 (filed herewith).

3.2	Amendment to Amended and Restated Bylaws, as adopted on May 30, 2014 (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Schema Document (filed herewith).

101.CAL	XBRL Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Definition Linkbase Document (filed herewith).

101.LAB	XBRL Label Linkbase Document (filed herewith).

101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2014	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Stephen Irlbeck
Stephen Irlbeck
Chief Financial Officer

