Form 10-Q
period 2014-09-30
WESTERN CAPITAL RESOURCES, INC.
filed 2014-11-13
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 11, 2014, the registrant had outstanding 5,997,588 shares of common stock, as adjusted for our reverse stock split, no par value per share.

Western Capital Resources, Inc.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013
ASSETS

CURRENT ASSETS
Cash	$3,071,565	$1,983,835
Loans receivable (less allowance for losses of $1,105,000 and $1,215,000)	5,094,099	5,438,202
Inventory	2,003,077	1,557,886
Prepaid expenses and other	528,435	889,590
Deferred income taxes	470,000	498,000
TOTAL CURRENT ASSETS	11,167,176	10,367,513

PROPERTY AND EQUIPMENT	880,536	928,074

GOODWILL	12,894,069	12,894,069

INTANGIBLE ASSETS	284,134	117,096

OTHER	147,605	132,333

TOTAL ASSETS	$25,373,520	$24,439,085

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,985,640	$2,910,560
Income taxes payable	252,553	-
Current portion long-term debt	2,000,000	2,750,000
Deferred revenue	270,102	296,503
TOTAL CURRENT LIABILITIES	5,508,295	5,957,063

LONG-TERM LIABILITIES
Deferred income taxes	1,403,000	1,156,000
TOTAL LONG-TERM LIABILITIES	1,403,000	1,156,000

TOTAL LIABILITIES	6,911,295	7,113,063

SHAREHOLDERS’ EQUITY
Common stock, no par value, 12,500,000 shares authorized, 3,010,765 shares issued and outstanding	-	-
Additional paid-in capital	22,353,212	22,353,600
Accumulated deficit	(3,890,987)	(5,027,578)
TOTAL SHAREHOLDERS’ EQUITY	18,462,225	17,326,022

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$25,373,520	$24,439,085

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
REVENUES
Retail sales, fees and commissions	$6,638,922	$5,638,044	$18,582,085	$15,469,392
Financing fees and interest	2,919,822	2,958,226	8,229,216	8,314,070
	9,558,744	8,596,270	26,811,301	23,783,462

STORE EXPENSES
Phone and accessories cost of sales	2,839,494	2,553,880	8,435,300	6,980,858
Salaries and benefits	2,038,741	1,958,872	6,191,448	5,468,861
Occupancy	737,517	677,089	2,140,640	1,953,905
Provisions for loan losses	514,762	575,355	1,268,330	1,320,546
Advertising	91,164	88,995	260,831	261,713
Depreciation	80,550	89,514	238,874	255,595
Amortization of intangible assets	28,373	36,194	82,962	112,735
Other	1,204,136	1,141,614	3,539,234	2,903,731
	7,534,737	7,121,513	22,157,619	19,257,944

INCOME FROM STORES	2,024,007	1,474,757	4,653,682	4,525,518

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and benefits	667,645	498,488	1,510,817	1,496,730
Depreciation	6,600	7,200	19,770	20,028
Interest expense	60,493	83,178	191,823	249,069
Other	376,953	258,312	1,108,681	798,659
	1,111,691	847,178	2,831,091	2,564,486

INCOME BEFORE INCOME TAXES	912,316	627,579	1,822,591	1,961,032

INCOME TAX EXPENSE	347,000	235,000	686,000	741,000

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$565,316	$392,579	$1,136,591	$1,220,032

NET INCOME PER COMMON SHARE
Basic	$0.19	$0.13	$0.38	$0.40

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic	3,010,765	3,011,008	3,010,922	3,012,667

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013

OPERATING ACTIVITIES
Net Income	$1,136,591	$1,220,032
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	258,644	275,623
Amortization	82,962	112,735
Deferred income taxes	275,000	211,000
Changes in operating assets and liabilities
Loans receivable	344,103	30,885
Inventory	(445,191)	(473,501)
Prepaid expenses and other assets	345,883	39,556
Accounts payable and accrued liabilities	327,633	(358,775)
Deferred revenue	(26,401)	(14,392)
Net cash provided by operating activities	2,299,224	1,043,163

INVESTING ACTIVITIES
Purchases of property and equipment	(211,106)	(276,104)
Purchases of intangible assets	(250,000)	(143,000)
Net cash used by investing activities	(461,106)	(419,104)

FINANCING ACTIVITIES
Payments on notes payable – short-term	-	(405,163)
Payments on notes payable – long-term	(750,000)	(210,065)
Common stock redemption	(388)	(17,762)
Net cash used by financing activities	(750,388)	(632,990)

NET INCREASE (DECREASE) IN CASH	1,087,730	(8,931)

CASH
Beginning of period	1,983,835	2,246,619
End of period	$3,071,565	$2,237,688

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$164,838	$481,253
Interest paid	$200,124	$248,962

Noncash investing and financing activities:
Accrued purchase of property and equipment	$-	$159,148

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2013. The condensed consolidated balance sheet at December 31, 2013, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

Western Capital Resources, Inc. (“WCR”), through its wholly owned operating subsidiaries, Wyoming Financial Lenders, Inc. (“WFL”), Express Pawn, Inc. (“EP”), and PQH Wireless, Inc. (“PQH”), collectively referred to as the “Company,” provides retail financial services to individuals and operates retail cellular and retail pawn stores primarily in the Midwestern and Southwestern United States.  The Company operated 48 “Payday” stores, two combined payday/pawn store, and one pawn store in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming) as of September 30, 2014. The Company operated 58 cellular retail stores in 14 states (Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon, Texas and Washington) as of September 30, 2014.  The consolidated financial statements include the accounts of WCR, WFL, PQH and EP. All significant intercompany balances and transactions have been eliminated in consolidation.

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

We also operate a “Cellular Retail” division that is an authorized Cricket dealer, selling cellular phones and accessories, providing ancillary services and accepting service payments from customers.

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

Combination (Reverse Split) of Common Stock

On May 30, 2014, the Company’s Board of Directors approved a 1-to-20 reverse stock split. The reverse stock split became effective on June 20, 2014. The reverse stock split reduced the number of issued and outstanding shares of common stock to 3,010,765 shares. The reverse stock split similarly reduced by a factor of 20 the authorized number of shares of capital stock that the Company may issue to 12,500,000. The accompanying financial statements and footnotes have been adjusted retroactively to reflect the reverse stock split.

Net Income Per Common Share

Basic net income per common share is computed by dividing the income available to common shareholders by the weighted-average number of common shares outstanding for the period. There were no dilutive securities at September 30, 2014 and 2013.

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

Reclassifications

Certain Statement of Income reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the nine months ended September 30, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS. This converged standard is effective for annual and interim periods beginning after December 15, 2016. The Company is currently assessing the potential effects on our financial condition and results of operations.

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

Any adverse change in present laws or regulations that govern or otherwise affect lending could result in our curtailment or cessation of operations in certain jurisdictions or locations. Furthermore, any failure to comply with any applicable laws or regulations could result in fines, litigation, closure of one or more store locations or negative publicity. Any such change or failure would have a corresponding impact on our results of operations and financial condition, primarily through a decrease in revenues resulting from the cessation or curtailment of operations, decrease in our operating income through increased legal expenditures or fines, and could also negatively affect our general business prospects as well if we are unable to effectively replace such revenues in a timely and efficient manner or if negative publicity effects our ability to obtain additional financing as needed.

In addition, the passage of federal or state laws and regulations could, at any point, essentially prohibit the Company from conducting its lending business in its current form. Any such legal or regulatory change would certainly have a material and adverse effect on the Company, its operating results, financial condition and prospects, and perhaps even its viability.

For the nine months ended September 30, 2014 and 2013, the Company had significant revenues by state (shown as a percentage of the applicable division’s revenue when over 10%) as follows:

Consumer Finance Division			Cellular Retail Division
	2014	2013		2014	2013
Nebraska	30%	28%	Nebraska	28%	27%
North Dakota	18%	19%	Colorado	19%	* %
Wyoming	14%	15%	Texas	* %	12%
Iowa	14%	12%

* Less than 10%

3.	Loans Receivable –

At September 30, 2014 and December 31, 2013 our outstanding loans receivable aging was as follows:

September 30, 2014
	Payday	Installment	Pawn & Title	Total
Current	$4,154,816	$328,789	$318,774	$4,802,379
1-30	301,329	51,136	-	352,465
31-60	238,424	27,765	-	266,189
61-90	232,434	13,679	-	246,113
91-120	192,644	6,654	-	199,298
121-150	183,369	2,914	-	186,283
151-180	139,352	7,020	-	146,372
	5,442,368	437,957	318,774	6,199,099
Allowance for losses	(1,048,000)	(57,000)	-	(1,105,000)
	$4,394,368	$380,957	$318,774	$5,094,099

December 31, 2013
	Payday	Installment	Pawn & Title	Total
Current	$4,519,839	$408,782	$288,788	$5,217,409
1-30	271,967	56,807	-	328,774
31-60	202,097	31,212	-	233,309
61-90	217,154	17,285	-	234,439
91-120	206,885	8,660	-	215,545
121-150	199,253	2,846	-	202,099
151-180	218,802	2,825	-	221,627
	5,835,997	528,417	288,788	6,653,202
Allowance for losses	(1,120,000)	(95,000)	-	(1,215,000)
	$4,715,997	$433,417	$288,788	$5,438,202

4.	Loans Receivable Allowance –

As a result of the Company’s collection efforts, it historically writes off approximately 42% of the returned payday items.  Based on days past the check return date, write-offs of payday returned items historically have tracked at the following approximate percentages: 1 to 30 days – 42%; 31 to 60 days – 65%; 61 to 90 days – 83%; 91 to 120 days – 88%; and 121 to 180 days – 91%.  A rollforward of the Company’s loans receivable allowance for the nine months ended September 30, 2014 and 2013 is as follows:

	Nine Months Ended September 30,
	2014	2013
Loans receivable allowance, beginning of period	$1,215,000	$1,191,000
Provision for loan losses charged to expense	1,268,330	1,320,546
Charge-offs, net	(1,378,330)	(1,384,546)
Loans receivable allowance, end of period	$1,105,000	$1,127,000

5.	Notes Payable – Long Term –

The Company’s long-term debt is as follows:

	September 30, 2014	December 31, 2013
Note payable (with a credit limit of $3,000,000) to River City Equity, Inc., a related party, with interest payable monthly at 12%, due June 30, 2015, and upon certain events can be collateralized by substantially all assets of WCR.	$2,000,000	$2,750,000
Total	2,000,000	2,750,000
Less current maturities	(2,000,000)	(2,750,000)
	$-	$-

6.	Other Expense –

A breakout of other expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Store expenses
Bank fees	$114,389	$109,892	$334,067	$316,208
Collection costs	102,653	118,510	324,636	356,425
Repairs & maintenance	59,344	81,056	258,803	194,470
Supplies	144,572	208,665	455,986	371,426
Telephone	48,387	46,353	151,620	125,468
Utilities and network lines	230,969	207,372	694,977	585,422
Other	503,822	369,766	1,319,145	954,312
	$1,204,136	$1,141,614	$3,539,234	$2,903,731

General & administrative expenses
Professional fees	$46,799	$71,494	$259,791	$262,855
Management and consulting fees	126,163	111,826	364,148	331,335
Other	203,991	74,992	484,742	204,469
	$376,953	$258,312	$1,108,681	$798,659

7.	Segment Information –

The Company has grouped its operations into two segments – Consumer Finance and Cellular Retail.  The Consumer Finance segment provides financial and ancillary services.  The Cellular Retail segment is an authorized Cricket Wireless dealer selling cellular phones and accessories, ancillary services and serving as a payment center for customers.

Segment information related to the three and nine months ended September 30, 2014 and 2013 is set forth below:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Consumer Finance	Cellular Retail	Total	Consumer Finance	Cellular Retail	Total

Revenues from external customers	$3,366,283	$6,192,461	$9,558,744	$3,287,935	$5,308,335	$8,596,270
Net income	$298,819	$266,497	$565,316	$350,768	$41,811	$392,579

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Consumer Finance	Cellular Retail	Total	Consumer Finance	Cellular Retail	Total

Revenues from external customers	$9,505,855	$17,305,446	$26,811,301	$9,269,693	$14,513,769	$23,783,462
Net income	$938,200	$198,391	$1,136,591	$1,038,856	$181,176	$1,220,032
Total segment assets	$16,748,834	$8,624,686	$25,373,520	$15,694,275	$8,243,296	$23,937,571

8.	Subsequent Events –

AlphaGraphics Merger Transaction

After close of business September 30, 2014, the Company acquired the business of AlphaGraphics, Inc., a Delaware corporation, by completing a merger transaction. The Agreement and Plan of Merger governing the transaction (the “Merger Agreement”) was entered into on August 29, 2014, by and among the Company, WCRS Acquisition Co., LLC, a Delaware limited liability company and wholly owned acquisition subsidiary of the Company, and BC Alpha Holdings II, LLC, a Delaware limited liability company and the parent entity of AlphaGraphics.

As contemplated under the Merger Agreement, all of the outstanding membership interests in BC Alpha Holdings II were exchanged for the issuance by the Company of 2,986,823 shares of common stock of the Company representing approximately 49.8% of the total issued and outstanding common stock of the Company after the merger.

Change in Board of Directors

On October 1, 2014, and in connection with the AlphaGraphics merger transaction described above, Angel Donchev and Thomas Ripley resigned from their positions as directors of the Company. On that same day, the Board of Directors appointed Gay A. Burke and Lawrence S. Berger to the board vacancies created by the resignations of Messrs. Donchev and Ripley. The appointments of Gay A. Burke and Lawrence S. Berger occurred at the direction of BC Alpha Holdings II, consistent with certain director-appointment rights granted to that company in the Merger Agreement. Lawrence Berger was appointed to serve as a member of the Audit Committee, replacing Angel Donchev.

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

Recent Developments

AlphaGraphics Merger Transaction

After close of business on September 30, 2014, we acquired the business of AlphaGraphics, Inc., a Delaware corporation, by completing a merger transaction. The Agreement and Plan of Merger governing the transaction (the “Merger Agreement”) was entered into on August 29, 2014, by and among us, WCRS Acquisition Co., LLC, our wholly owned acquisition subsidiary, and BC Alpha Holdings II, LLC, a Delaware limited liability company and the parent entity of AlphaGraphics (collectively “AlphaGraphics”).

As contemplated under the Merger Agreement, all of the outstanding membership interests in BC Alpha Holdings II were exchanged for our issuance of 2,986,823 shares of common stock representing approximately 49.8% of our total issued and outstanding common stock after the merger.

General Overview

Revenues and expenses for our Consumer Finance division, Cellular Retail division and Combined Consumer Finance and Cellular Retail divisions for the three and nine months ended September 30, 2014 and 2013 were as follows:

Consumer Finance Division
	Three Months Ended September 30,
	2014	2013	% Change
Revenues
Retail sales, fees and commissions	$446,461	$329,709	35.4%
Financing fees and interest	2,919,822	2,958,226	(1.3)%
	3,366,283	3,287,935	2.4%

Expenses
Store salaries and benefits	686,800	673,420	2.0%
Provisions for loan losses	514,762	575,355	(10.5)%
Occupancy	251,490	263,056	(4.4)%
Other	1,431,412	1,215,336	17.8%
Income tax	183,000	210,000	(12.9)%
	3,067,464	2,937,167	4.4%

Net income	$298,819	$350,768	(14.8)%

Cellular Retail Division
	Three Months Ended September 30,
	2014	2013	% Change
Revenues
Phones and accessories	$6,192,461	$5,308,335	16.7%

Expenses
Phone and accessories cost of sales	2,839,494	2,553,880	11.2%
Store salaries and benefits	1,351,941	1,285,452	5.2%
Occupancy	486,027	414,033	17.4%
Other	1,084,502	988,159	9.7%
Income tax	164,000	25,000	556.0%
	5,925,964	5,266,524	12.5%

Net (loss) income	$266,497	$41,811	537.4%

Combined - Consumer Finance and Cellular Retail Divisions
	Three Months Ended September 30,
	2014	2013	% Change
Revenues
Retail sales, fees and commissions	$6,638,922	$5,638,044	17.8%
Financing fees and interest	2,919,822	2,958,226	(1.3)%
	9,558,744	8,596,270	11.2%

Expenses
Phone and accessories cost of sales	2,839,494	2,553,880	11.2%
Store salaries and benefits	2,038,741	1,958,872	4.1%
Provisions for loan losses	514,762	575,355	(10.5)%
Occupancy	737,517	677,089	8.9%
Other	2,515,914	2,203,495	14.2%
Income tax	347,000	235,000	47.7%
	8,993,428	8,203,691	9.6%

Net income	$565,316	$392,579	44.0%

Consumer Finance Division
	Nine Months Ended September 30,
	2014	2013	% Change
Revenues
Retail sales, fees and commissions	$1,276,639	$955,623	33.6%
Financing fees and interest	8,229,216	8,314,070	(1.0)%
	9,505,855	9,269,693	2.5%

Expenses
Store salaries and benefits	2,051,808	1,989,233	3.1%
Provisions for loan losses	1,268,330	1,320,546	(4.0)%
Occupancy	746,344	756,484	(1.3)%
Other	3,934,173	3,534,574	11.3%
Income tax	567,000	630,000	(10.0)%
	8,567,655	8,230,837	4.1%

Net income	$938,200	$1,038,856	(9.7)%

Cellular Retail Division
	Nine Months Ended September 30,
	2014	2013	% Change
Revenues
Phones and accessories	$17,305,446	$14,513,769	19.2%

Expenses
Phone and accessories cost of sales	8,435,300	6,980,858	20.8%
Store salaries and benefits	4,139,640	3,479,628	19.0%
Occupancy	1,394,296	1,197,421	16.4%
Other	3,018,819	2,563,686	17.8%
Income tax	119,000	111,000	7.2%
	17,107,055	14,332,593	19.4%

Net income	$198,391	$181,176	9.5%

Combined - Consumer Finance and Cellular Retail Divisions
	Nine Months Ended September 30,
	2014	2013	% Change
Revenues
Retail sales, fees and commissions	$18,582,085	$15,469,392	20.1%
Financing fees and interest	8,229,216	8,314,070	(1.0)%
	26,811,301	23,783,462	12.7%

Expenses
Phone and accessories cost of sales	8,435,300	6,980,858	20.8%
Store salaries and benefits	6,191,448	5,468,861	13.2%
Provisions for loan losses	1,268,330	1,320,546	(4.0)%
Occupancy	2,140,640	1,953,905	9.6%
Other	6,952,992	6,098,260	14.0%
Income tax	686,000	741,000	(7.4)%
	25,674,710	22,563,430	13.8%

Net income	$1,136,591	$1,220,032	(6.8)%

Consumer finance operations are conducted under our wholly owned subsidiaries, Wyoming Financial Lenders, Inc. and Express Pawn, Inc., primarily in the Midwestern and Southwestern United States. Services provided include short-term loans (non-recourse “cash advance” or “payday” loans, small unsecured installment loans, collateralized non-recourse pawn loans and title loans), check cashing and other money services. As of September 30, 2014, we operated 48 “payday” stores, two payday/pawn stores, and one pawn store in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming).

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

Our cellular retail operations are conducted by our wholly owned subsidiary, PQH Wireless, Inc. We are an authorized Cricket Wireless (“Cricket”) dealer, and operate Cricket retail stores selling cellular phones and accessories, providing ancillary services and accepting Cricket service payments from customers. Cricket brand service offerings provide customers with unlimited nationwide wireless services for a flat rate without requiring a fixed-term contract or a credit check. As an authorized Cricket dealer, we are only permitted to sell Cricket’s services at our Cricket retail stores. As of September 30, 2014, we operated 58 Cricket wireless retail stores in 14 states (Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon, Texas and Washington).

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

Loans Receivable Allowance

We maintain a loan loss allowance for anticipated losses for our payday and installment loans. We do not record loan losses or charge-offs of pawn or title loans because the value of the collateral exceeds the loan amount. To estimate the appropriate level of the loan loss allowance, we consider the amount of outstanding loan principal, interest and fees, historical charge offs, current and expected collection patterns and current economic trends. Our current loan loss allowance is based on our historical net write off percentage, net charge offs to loan principal, interest and fee amounts that originated during the last 24 months, applied against the balance of loan principal, interest and fees outstanding. We also periodically perform a look-back analysis on its loan loss allowance to verify the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. We are aware that, as conditions change, we may also need to make additional allowances in future periods.

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

A rollforward of our loans receivable allowance for the nine months ended September 30, 2014 and 2013 is as follows:

	Nine Months Ended September 30,
	2014	2013
Loans receivable allowance, beginning of period	$1,215,000	$1,191,000
Provision for loan losses charged to expense	1,268,330	1,320,546
Charge-offs, net	(1,378,330)	(1,384,546)
Loans receivable allowance, end of period	$1,105,000	$1,127,000

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

Results of Operations – Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

For the three months ended September 30, 2014, net income was $.57 million compared to $.39 million for the three months ended September 30, 2013. During the three months ended September 30, 2014, income from operations before income taxes was $.91 million compared to $.63 million for the three months ended September 30, 2013. Compared to the prior year comparable three-month period, throughout some point of the current quarter, we operated a similar number of retail storefronts in both divisions. However, we did operate a number of higher volume Cricket retail storefronts added throughout the last year that effectively replaced lower volume storefronts that had been closed over the same period. The three month net income from the Consumer Finance Division fell behind prior year’s while net income from the Cellular Retail division showed positive growth. In the second quarter of 2014 the business disruption and added costs related to the AT&T acquisition of Cricket Wireless significantly contributed to the Cellular Retail division loss. In the third quarter of 2014, the Cricket Wireless promotions, advertising and strength of the AT&T network significantly contributed to an increase in unit sales and strong operating performance of the Cellular Retail division. The major components of revenues, store expenses, general and administrative expenses, and income tax expense are discussed below.

A summary table of the number of stores operated during the three-month periods ended September 30, 2014 and 2013 follows:

	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013
	Consumer Finance	Payday / Pawn	Pawn	Cellular Retail	Consumer Finance	Payday / Pawn	Pawn	Cellular Retail
Beginning	48	2	1	58	51	1	-	52
Acquired/Launched/Converted	-	-	-	-	-	-	1	9
Closed	-	-	-	-	-	-	-	(1)
Ending	48	2	1	58	51	1	1	60

Revenues

The following table summarizes our revenues for the three months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013	% Change Year Over Year	2014	2013
				(percentage of revenues)
Retail sales, fees and commissions	$6,638,922	5,638,044	17.8%	69.5%	65.6%
Financing fees and interest	2,919,822	2,958,226	(1.3)%	30.5%	34.4%
Total	$9,558,744	8,596,270	11.2%	100.0%	100.0%

Revenues totaled $9.56 million for the three months ended September 30, 2014, compared to $8.60 million for the three months ended September 30, 2013. The increase in total revenues resulted primarily from higher Cellular Retail Division revenue, which can be attributed to a higher number of units sold. For the Consumer Finance division, during the three-month periods ended September 30, 2014 and 2013, we originated approximately $17.90 million and $18.12 million in cash advance loans. Our average cash advance loan (including fees) totaled approximately $402 and $393 during the three-month periods ended September 30, 2014 and 2013, respectively. Our average fee for each of the three-month periods ended September 30, 2014 and 2013 was $58 and $57, respectively.

Store Expenses

The following table summarizes our store expenses for the three months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013	% Change Year Over Year	2014	2013
				(percentage of revenues)
Store Expenses:
Phone and accessories cost of sales	$2,839,494	2,553,880	11.2%	29.7%	29.7%
Salaries and benefits	2,038,741	1,958,872	4.1%	21.3%	22.8%
Occupancy	737,517	677,089	8.9%	7.7%	7.9%
Provisions for loan losses	514,762	575,355	(10.5)%	5.4%	6.7%
Advertising	91,164	88,995	2.4%	1.0%	1.0%
Depreciation	80,550	89,514	(10.0)%	0.8%	1.0%
Amortization of intangible assets	28,373	36,194	(21.6)%	0.3%	0.4%
Other	1,204,136	1,141,614	5.5%	12.6%	13.3%
	$7,534,737	7,121,513	5.8%	78.8%	82.8%

As the table above demonstrates, total expenses associated with store operations for the three months ended September 30, 2014 were $7.53 million, compared to $7.12 million for the three months ended September 30, 2013, representing a 5.8% increase over the prior period. The major components of these expenses are phone and accessories costs of sales, salaries and benefits for our store employees and occupancy costs relating to our store leaseholds. A discussion and analysis of the various components of our store expenses appears below.

Phone and Accessories Cost of Sales. For the three months ended September 30, 2014, our costs of sales were $2.84 million compared to $2.55 million for the same period in 2013. The increase in our Cellular Retail segment phone and accessory costs resulted primarily from an increase, albeit at a lower per-unit cost, in phone unit sales year over year.

Salaries and Benefits. Payroll and related costs at the store level were $2.04 million compared to $1.96 million for the three-month periods ended September 30, 2014 and 2013, respectively. The increase in the current period is primarily attributed to slightly higher payroll in our newer Cricket storefronts compared to the lower volume storefronts that have since been closed and the additional pawn store location.

Occupancy Costs. Occupancy expenses, consisting mainly of store leases, were $.74 million for the three months ended September 30, 2014 versus $.68 million for the three months ended September 30, 2013.

Provisions for Loan Losses. For the three months ended September 30, 2014 and 2013, our provisions for loan losses were $.51 million and $.58 million, respectively. Our provisions for loan losses represented approximately 18.1% and 19.9% of our payday and installment loan revenue for the three months ended September 30, 2014 and 2013, respectively. We remain uncertain how significant our total 2014 loan losses may be and how they may differ from 2013.

Advertising. Advertising and marketing expenses were $.09 million for the three months ended September 30, 2014 and 2013.

Depreciation. Depreciation, primarily relating to store equipment and leasehold improvements, was $.08 million for the three months ended September 30, 2014 compared to $.09 million for the three months ended September 30, 2013.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $.03 million for the three months ended September 30, 2014 from $.04 million for the three month period ended September 30, 2013.

Other Store Expenses. Other expenses increased to $1.20 million for the three months ended September 30, 2014 from $1.14 million for the three months ended September 30, 2013. This increase is attributable to increases in numerous store operating expenses, such as supplies, repair and maintenance, utilities and cost of pawn store merchandise sold.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013	% Change Year Over Year	2014	2013
				(percentage of revenues)
General & Administrative Expenses:
Salaries and benefits	$667,645	498,488	33.9%	7.0%	5.8%
Depreciation	6,600	7,200	(8.3)%	0.1%	0.1%
Interest expense	60,493	83,178	(27.3)%	0.6%	1.0%
Other expense	376,953	258,312	45.9%	3.9%	3.0%
	$1,111,691	847,178	31.2%	11.6%	9.9%

Total general and administrative costs for the three months ended September 30, 2014 were $1.11 million compared to $.84 million for the period ended September 30, 2013. For the three months ended September 30 2014 and 2013, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses. A discussion and analysis of the various components of our general and administrative costs appears below:

Salaries and Benefits. Salaries and benefits expenses for the three months ended September 30, 2014 were $.67 million, a $.17 million increase from the $.50 million expense during the period ended September 30, 2013. The increase is primarily due to the timing of the accrual for annual management bonuses current versus prior year.

Interest. Interest expense for each of the three months ended September 30, 2014 was $.06 million compared to $.08 million for the three months ended September 30, 2013.

Other General and Administrative Expenses. Other general and administrative expenses, such as professional fees, management and consulting fees, utilities, office supplies, and other minor costs associated with corporate headquarters activities, increased $.12 million to $.38 million for the three months ended September 30, 2014 compared to $.26 million from the three months ended September 30, 2013. The increase is due to transactional costs incurred in the current quarter.

Income Tax Expense

Income tax expense for the three months ended September 30, 2014 was $.35 million compared to income tax expense of $.24 million for the three months ended September 30, 2013, an effective rate of 38% and 37%, respectively.

Results of Operations – Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

For the nine months ended September 30, 2014, net income was $1.14 million compared to $1.22 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, income from operations before income taxes was $1.82 million compared to $1.96 million for the nine months ended September 30, 2013. Compared to the prior year comparable nine-month period, throughout some point of the current quarter, we operated a similar number of retail storefronts. However, we did add higher-volume Cricket retail storefronts while closing lower-volume storefronts. The major components of revenues, store expenses, general and administrative expenses, and income tax expense are discussed below.

A summary table of the number of stores operated during the nine-month periods ended September 30, 2014 and 2013 follows:

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
	Consumer Finance	Payday / Pawn	Pawn	Cellular Retail	Consumer Finance	Payday / Pawn	Pawn	Cellular Retail
Beginning	50	1	1	57	51	1	-	57
Acquired/Launched	(1)	1	-	6	-	-	1	12
Closed	(1)	-	-	(5)	-	-	-	(9)
Ending	48	2	1	58	51	1	1	60

Revenues

The following table summarizes our revenues for the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change Year Over Year	2014	2013
				(percentage of revenues)

Retail sales, fees and commissions	$18,582,085	15,469,392	20.1%	69.3%	65.0%
Financing fees and interest	8,229,216	8,314,070	(1.0)%	30.7%	35.0%
Total	$26,811,301	23,783,462	12.7%	100.0%	100.0%

Revenues totaled $26.8 million for the nine months ended September 30, 2014, compared to $23.8 million for the nine months ended September 30, 2013. The increase in total revenues resulted primarily from higher Cellular Retail Division revenue, which can be attributed to a higher number of units sold. For the Consumer Finance division, during the nine-month periods ended September 30, 2014 and 2013, we originated approximately $50.36 million and $51.07 million in cash advance loans. Our average cash advance loan (including fees) totaled approximately $402 and $394 during the nine-month periods ended September 30, 2014 and 2013, respectively. Our average fee for the nine-month periods ended September 30, 2014 and 2013 was $58 and $57, respectively.

Store Expenses

The following table summarizes our store expenses for the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change Year Over Year	2014	2013
				(percentage of revenues)
Store Expenses:
Phone and accessories cost of sales	$8,435,300	6,980,858	20.8%	31.4%	29.3%
Salaries and benefits	6,191,448	5,468,861	13.2%	23.1%	23.0%
Occupancy	2,140,640	1,953,905	9.6%	8.0%	8.2%
Provisions for loan losses	1,268,330	1,320,546	(4.0)%	4.7%	5.6%
Advertising	260,831	261,713	(0.3)%	1.0%	1.1%
Depreciation	238,874	255,595	(6.5)%	0.9%	1.1%
Amortization of intangible assets	82,962	112,735	(26.4)%	0.3%	0.5%
Other	3,539,234	2,903,731	21.9%	13.2%	12.2%
	$22,157,619	19,257,944	15.1%	82.6%	81.0%

As the table above demonstrates, total expenses associated with store operations for the nine months ended September 30, 2014 were $22.16 million, compared to $19.26 million for the nine months ended September 30, 2013, representing a 15.1% increase over the prior period. The major components of these expenses are phone and accessories costs of sales, salaries and benefits for our store employees and occupancy costs relating to our store leaseholds. A discussion and analysis of the various components of our store expenses appears below.

Phone and Accessories Cost of Sales. For the nine months ended September 30, 2014, our costs of sales were $8.44 million compared to $6.98 million for the same period in 2013. The increase in our Cellular Retail segment phone and accessory costs resulted from an increase in phone unit sales year over year.

Salaries and Benefits. Payroll and related costs at the store level were $6.19 million compared to $5.47 million for the nine-month periods ended September 30, 2014 and 2013, respectively. The increase in the current period is attributed to our operation of higher volume Cricket storefronts and growth within our pawn store locations.

Occupancy Costs. Occupancy expenses, consisting mainly of store leases, were $2.14 million for the nine months ended September 30, 2014 versus $1.95 million for the nine months ended September 30, 2013.

Provisions for Loan Losses. For the nine months ended September 30, 2014 and 2013, our provisions for loan losses were $1.27 million and $1.32 million, respectively. Our provisions for loan losses represented approximately 15.9% and 16.3% of our payday and installment loan revenue for the nine months ended September 30 2014 and 2013, respectively. We remain uncertain how significant our total 2014 loan losses may be and how they may differ from 2013.

Advertising. Advertising and marketing expenses were $.26 million for both the nine months ended September 30, 2014 and 2013.

Depreciation. Depreciation, primarily relating to store equipment and leasehold improvements, was $.24 million for the nine months ended September 30, 2014 and $.26 million for the nine months ended September 30, 2013.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $.08 million for the nine months ended September 30, 2014 from $.11 million for the nine month period ended September 30, 2013.

Other Store Expenses. Other expenses increased to $3.54 million for the nine months ended September 30, 2014 from $2.90 million for the nine months ended September 30, 2013. This increase is attributable to increases in numerous store operating expenses, such as supplies, repair and maintenance and utilities and an increase in cost of pawn store merchandise sold.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change Year Over Year	2014	2013
				(percentage of revenues)
General & Administrative Expenses:
Salaries and benefits	$1,510,817	1,496,730	0.9%	5.7%	6.3%
Depreciation	19,770	20,028	(1.3)%	0.1%	0.1%
Interest expense	191,823	249,069	(23.0)%	0.7%	1.0%
Other expense	1,108,681	798,659	38.8%	4.1%	3.4%
	$2,831,091	2,564,486	10.4%	10.6%	10.8%

Total general and administrative costs for the nine months ended September 30, 2014 were $2.83 million compared to $2.56 million for the nine months ended September 30, 2013. For the nine months ended September 30 2014 and 2013, the major components of these costs were salaries and benefits for our corporate headquarters operations and executive management, interest expense, and other general and administrative expenses. A discussion and analysis of the various components of our general and administrative costs appears below:

Salaries and Benefits. Salaries and benefits expenses for the nine months ended September 30, 2014 were $1.51 million, compared to $1.50 million during the period ended September 30, 2013.

Interest. Interest expense for each of the nine months ended September 30, 2014 and 2013 was $.19 million and $.25 million, respectively.

Other General and Administrative Expenses. Other general and administrative expenses, such as professional fees, management and consulting fees, utilities, office supplies, and other minor costs associated with corporate headquarters activities, increased $.31 million to $1.11 million for the nine months ended September 30, 2014 compared to $.80 million from the nine months ended September 30, 2013. The increase is attributable primarily to non-recurring transactional expenses.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2014 was $.69 million compared to income tax expense of $.74 million for the nine months ended September 30, 2013, an effective rate of 38% for each period.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine Months Ended September 30,
	2014	2013

Cash flows provided (used) by:
Operating activities	$2,299,224	$1,043,163
Investing activities	(461,106)	(419,104)
Financing activities	(750,388)	(632,990)
Net increase (decrease) in cash	1,087,730	(8,931)
Cash, beginning of period	1,983,835	2,246,619
Cash, end of period	$3,071,565	$2,237,688

At September 30, 2014, we had cash of $3.07 million compared to cash of $2.24 million on September 30, 2013. We believe that our available cash, combined with expected cash flows from operations, will be sufficient to fund our liquidity and capital expenditure requirements through September 30, 2015. Our expected short-term uses of available cash include the funding of operating activities (including anticipated increases in payday loans), the financing of expansion activities, including new store openings or store acquisitions, and the reduction of debt.

Because of the constant threat of regulatory changes to the payday lending industry, we believe it will be difficult for us to obtain debt financing from traditional financial institutions. As a result, financing we may obtain from alternate sources is likely to involve higher interest rates.

Credit Facility

On October 18, 2011 (and later amended on December 7, 2012 and March 21, 2014), we entered in a borrowing arrangement with River City Equity, Inc. Under this arrangement as amended, we may borrow up to $3,000,000 at an interest rate of 12% per annum, with interest payable on a monthly basis. The note contains no prepayment penalties matures June 30, 2015, on which date all unpaid principal and accrued but unpaid interest thereon is due and payable. The note, under certain circumstances, permits River City Equity to obtain a security interest in substantially all of our assets. As of September 30, 2014, $2 million was due under this arrangement.

Credit Facilities - AlphaGraphics

AlphaGraphics is a party to term and revolving notes payable with a financial institution. Under the term debt agreements, $4 million was outstanding at September 30, 2014. The notes accrue interest at prime rate plus 2.5% (5.75% as of September 30, 2014), require quarterly payments of $375,000 principal plus accrued interest and mature in June 2017. Under the revolving debt agreement as amended, AlphaGraphics may borrow up to $1,000,000, payable with interest at the higher of (a) prime rate plus 2.5% or (b) the LIBOR rate plus 5.5%. AlphaGraphics has not drawn on the revolving LOC as of September 30, 2014. The revolving note matures in August 2017. The notes payable are secured by all the assets of AlphaGraphics, Inc.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2014.

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

We utilize the Committee of Sponsoring Organization’s Internal Control – Integrated Framework, 2013 version, for the design, implementation and assessment of the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

As of September 30, 2014, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

We began documenting and evaluating the effectiveness of controls and procedures related to the AlphaGraphics subsidiary upon completion of the merger agreement. We will assess and incorporate the design and operating effectiveness of the disclosure controls and internal controls over financial reporting and changes in internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ending December 31, 2014.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

On November 13, 2014, the Company and Blackstreet Capital Management, LLC entered into an amendment to the Amended and Restated Management and Advisory Agreement dated June 21, 2012. The amendment will be effective as of October 1, 2014, and was entered into to document the limited waiver by Blackstreet Capital Management of advisory fees relating to the Company’s acquisition of the business of AlphaGraphics, Inc. and to provide certain clarifications to the manner in which the “EBITDA-Based Fee” is calculated under the Amended and Restated Management and Advisory Agreement.

Item 6. Exhibits

Exhibit	Description

2.1	Agreement and Plan of Merger and Reorganization dated August 29, 2014 (incorporated by reference to exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on September 5, 2014).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Schema Document (filed herewith).

101.CAL	XBRL Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Definition Linkbase Document (filed herewith).

101.LAB	XBRL Label Linkbase Document (filed herewith).

101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2014	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Stephen Irlbeck
Stephen Irlbeck
Chief Financial Officer

