Form 10-K
period 2014-12-31
WESTERN CAPITAL RESOURCES, INC.
filed 2015-03-31
CIK 1363958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of June 30, 2014 was approximately $541,000 based on the closing sales price of $3.00 per share as reported on the OTCBB. As of March 31, 2015, there were 5,997,588 shares of our common stock, no par value per share, outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

Western Capital Resources, Inc.

Form 10-K

PART I

ITEM 1    BUSINESS

OVERVIEW

Western Capital Resources, Inc. (“WCR” or “Western Capital”) is a holding company that operates, through its subsidiaries, in the following industries and operating segments:

Our “Franchise” segment involves the franchising of AlphaGraphics® customized print and marketing solutions offered through our majority owned subsidiary AlphaGraphics, Inc. (99.2% owned) (“AlphaGraphics” or “AGI”). Our “Cellular Retail” segment involves the retail sale of cellular phones and accessories to consumers through our wholly owned subsidiary PQH Wireless, Inc. (“PQH”). Our “Consumer Finance” segment consists of retail financial services conducted through our wholly owned subsidiaries Wyoming Financial Lenders, Inc. (“WFL”) and Express Pawn, Inc. (“EP”). Throughout this report, we collectively refer to WCR and its consolidated subsidiaries as “we”, the “Company”, and “us.” References to specific companies within our enterprise, such as “AGI”, “PQH”, or “WFL” are references only to those companies.

Key actual and pro forma financial data for the years ended December 31, 2014 and 2013 were as follows:

RECENT EVENTS

AlphaGraphics® Merger Transaction

After the close of business on September 30, 2014, we acquired a 99.2% interest in the business of AlphaGraphics, Inc., a Delaware corporation through a merger transaction governed by an Agreement and Plan of Merger dated August 29, 2014 (the “Merger Agreement”). As contemplated under the Merger Agreement, we issued an aggregate of 2,986,823 shares of our common stock, representing approximately 49.8% of our total issued and outstanding common stock immediately after the merger, to BC Alpha Holdings I, LLC, a Delaware limited liability company that had earlier owned the AlphaGraphics business.

Acquisitions Department

In February 2015, Angel Donchev joined us as our Chief Investment Officer and head of our new acquisitions department. We believe that Mr. Donchev brings us significant experience in evaluating, negotiating and managing acquisition transactions. In addition, as a former member of our Board of Directors from March 2010 to September 2014, Mr. Donchev is intimately familiar with both our business and our strategy to grow profitability through the acquisition of established companies and diversify the industries and geographies in which our subsidiaries operate.

Our focus will be on growing through the acquisition of established lower middle-market businesses. We are industry agnostic and target leaders in niche industries or geographies, as well as opportunistic purchases of businesses that we believe we can improve operationally. We have a particular interest in situations involving companies facing succession dilemmas, corporate divestitures and businesses in out-of-favor industries.

Cricket Wireless Retail Store Acquisitions

On November 18, 2014, we entered into an asset purchase agreement to acquire seven Cricket ™ retail stores for a cost of approximately $500,000. The acquisition of the Cricket locations and payment of the purchase price, net of a $50,000 deposit paid in 2014, was completed in January 2015.

FRANCHISE SEGMENT

General Description

We offer business format franchise opportunities for AlphaGraphics® Business Centers within the United States and internationally. The AlphaGraphics franchise model permits our franchisees to market and provide customized marketing solutions utilizing AlphaGraphics’ trademarks, operating methods and custom-developed or licensed third-party provided information technology solutions. Through our preferred vendors, they provide site selection assistance including design and construction oversight, assist with locating financing, and provide training to our franchisees prior to the launch of their new, acquired or converted franchise Business Center location(s). Additionally, throughout the term of the franchise agreement, we provide ongoing training to franchisees, national and regional advertising, and operational procedures to Business Center owners. Franchisees locate and operate their franchise locations in designated territories within a predetermined geographical region. Franchisees are also responsible to develop and maintain their customer base and operate their Business Center(s) in accordance with the franchise agreement and such standards as are promulgated from time to time. We profit in this segment primarily through the collection of royalty fees, as further discussed below.

The table below summarizes the number of AlphaGraphics franchise Business Centers during the years ended December 31, 2014 and 2013:

	Beginning	New	Closed	Ending
2014
US Centers	243	7	8	242
International Centers	34	2	4	32
Total	277	9	12	274

2013
US Centers	248	3	8	243
International Centers	37	-	3	34
Total	285	3	11	277

In addition to opening new franchise locations, we also assist with the transfer process between current and future franchise owners when one of our franchisees seeks to sell their franchise center. We facilitated 13 and 12 franchise center transfers to new owners during the years ended December 31, 2014 and 2013, respectively.

Our U.S. and international franchisees reported sales volumes for the years ended December 31, 2014 and 2013 as follows:

	2014	2013
Total gross U.S. network-wide center sales	$255,216,000	$243,534,000
Total gross international network-wide center sales	41,144,000	44,833,000
Total gross network-wide center sales	$296,360,000	$288,367,000

Average center sales per U.S. center open 12 months or more	$1,100,000	$1,070,000

Products and Services

AlphaGraphics is a business-to-business print and marketing franchisor offering:

•	Marketing solutions	•	Brand imaging	•	Graphic design
•	Print – digital, offset, and wide format	•	Direct mail marketing	•	Social media management
•	Website development	•	E-mail marketing campaigns	•	QR codes / SEO

The Franchise Process

Potential franchisees have the option to: (1) develop a new Business Center, (2) purchase an existing Business Center, (3) acquire an existing graphics and/or marketing related business and convert it to a Business Center, or (4) convert their own graphics and/or marketing related business to a Business Center. Our discovery process for new Business Center owners involves:

•	Understanding potential franchisee’s background and goals
•	Open discussion of AlphaGraphics vision, objectives and unique B2B value proposition and the profile, style, character and habits of successful AlphaGraphics franchise owners
•	Completing our no-obligation, confidential online Request for Consideration
•	Assisting with the funding process
•	Development of a business plan
•	Reviewing our Franchise Disclosure Document
•	Participating in a Discovery Day at our Salt Lake City, Utah location
•	Providing in-depth discussions with current franchise owners
•	Execution of franchise agreement and payment of required fees
•	Interaction with many of our corporate employees

Our new franchise owners must meet the following financial requirements:

•	Investment range: $258,300 - $395,900
•	Minimum required net worth: $350,000 - $400,000
•	Liquid capital: $150,000

The Fees We Charge

We assess initial franchise fees, royalty fees, fees to support our dedicated AlphaGraphics Integrated Marketing Fund (“AIM”), Managed Service Fees (“MSF”) and various other fees. We currently offer a Universal Service Credits (“USC” or “rebate”) program which allows franchisees to earn a percentage of timely paid royalties as credits which can be used to offset various service and other fees.

Royalty fees are billed monthly with fees determined by multiplying a royalty rate against franchisee gross sales. For most franchisees, the rates used range from 8% down to 3%, with the rate decreasing as franchisee fiscal year-to-date gross sales reach established thresholds. The fiscal year for royalty fee calculations is July 1st to June 30th. We may allow franchisees an election to apply their prior year’s effective rate to their royalty payments with a true up at the end of the fiscal year to adjust to the actual rate schedule.

The table below outlines the initial non-refundable franchise fees fixed as of December 31, 2014. Our latest Franchise Disclosure Document, (“FDD”) made available to potential franchisees, contains more detailed information regarding these fees.

	New Business Center Pathway	Transfer Pathway	Acquisition and Conversion Pathway	Conversion Pathway
Initial franchise fee [1]	$40,000	$-	$40,000	$10,000
Transfer fee [2]	-	40,000	-	-
Training fee [3]	8,000	8,000	8,000	-
Start-up sales and marketing package	15,000	-	15,000	-
Client transition and marketing package or grand opening package [3]	-	15,000	-	-
Client transition and marketing package [4]	-	-	-	2,500
Designated MIS system	4,500	-	4,500	-
Total	$67,500	$63,000	$67,500	$12,500

All fees are non-refundable.

(1)	We are a member of the International Franchise Association (“IFA”) and participate in the IFA’s VetFran program and MinorityFran Initiative. If you qualify under either program, we offer a $5,000 discount on the Initial Franchise Fee if you are acquiring a Business Center through the New Business Center or Acquisition and Conversion Pathway.
(2)	Our current standard Transfer Fee is $40,000. Your Transfer Fee may be lower if a lower transfer fee is stated in the selling franchisee’s Franchise Agreement.
(3)	Depends on terms within the selling franchisee’s Franchise Agreement.
(4)	Includes support, training and consultation to help reposition the operation as an AlphaGraphics Business Center.

Competition

Franchise Industry

The franchise business model has grown in popularity over the past several decades. Franchising provides a small business owner with the opportunity to independently own and operate a business selling brand-name products or providing established services yet enjoy widespread support from the franchisor. According to USA Today, the ten most popular franchising opportunities are in the following industries:

•	Fast food	•	Business Services	•	Retail	•	Automotive	•	Restaurants
•	Retail – Food	•	Building and Construction	•	Service	•	Maintenance	•	Lodging

Because of the variety of industries participating in the franchising space with high visibility brand recognition, we face considerable competition in attracting new franchise owners.

Printing Industry

The quick printing industry is composed of establishments primarily engaged in traditional printing activities, such as short-run offset printing or pre-press services, in combination with document photocopying service. These establishments, known as “quick printers,” generally provide short-run printing and copying with fast turnaround times.

The digital printing industry is composed of establishments primarily engaged in printing graphic materials using digital printing equipment. Establishments known as digital printers typically provide sophisticated pre-press services, including the use of scanners to input graphic images and computers to manipulate and format the images, prior to printing.

We face competition in the printing industry, an industry largely driven by consumer demand and costs to produce, and specifically in the quick and digital printing segments where we operate.

Investment in a franchise location is significant, both financially and in time commitment. We believe our franchise model, with its operational advantages and guidance, provides our franchisees with substantial advantage over competitors with stand-alone operations.

Industry Information

According to EPICOMM (an association for leaders in print, mail, fulfillment and marketing services), sales within the industry have shown modest gains and corresponding offsetting losses, with the greatest declines realized in 2008 and 2009, and an overall shift to consolidation of commercial printing establishments. Although digitization and the Internet have broken down barriers to entry, the printing industry has found itself in highly competitive markets with little tolerance for inefficiency and spoilage. New owners seek exceptional results, creative strategy and value pricing.

CELLULAR RETAIL SEGMENT

General Description

We operate cellular retail stores as an authorized Cricket dealer, selling cellular phones and accessories, providing ancillary services and accepting service payments from customers. Authorized Cricket dealers are permitted to sell the carrier’s line and generally locate their store operations in areas with a strong potential customer base where the carrier does not maintain a corporate storefront. These locations are generally within the urban core or surrounding areas of a community. As an authorized Cricket dealer, we are only permitted to sell the Cricket line of prepaid cellular phones at our Cricket retail stores.

As of December 31, 2014, we operated Cricket cellular retail stores in 14 states—Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon, Texas, and Washington.

We generate revenue in this business through retail sales of Cricket cellular phones, receipt of backend fees from Cricket, sales of phone accessories (e.g., face plates and phone chargers), fees charged when a customer changes services (service activations and reactivations, adding lines, phone number changes, etc.), or whenever a customer whom we activated on the Cricket GSM network pays his or her prepaid cellular bill.

A summary table of the number of cellular retail stores we operated during the periods ended December 31, 2014 and 2013 follows:

	2014	2013
Beginning	57	57
Acquired/ Launched	9	13
Closed	(5)	(13)
Ending	61	57

Market Information and Marketing

Cricket Wireless service offers customers simple, predictable and affordable nationwide flat rate wireless plans. Because of AT&T’s acquisition of Leap Wireless International, Inc. in March 2014, our Cricket customers have access to AT&T’s nationwide 4G LTE network that covers nearly 280 million people, and allows us, as a Cricket dealer, to expand our presence to additional U.S. cities.

Prepaid cellular products and services are primarily targeted to market segments that are underserved by traditional communications companies. In contrast, the majority of cellular customers in the U.S. subscribe to post-pay services that may require credit approval, a contractual commitment from the subscriber for a period of at least one year, and may include overage charges for call volumes, text messages or data usage in excess of a specified maximum. We believe that a significant portion of the remaining growth potential in the U.S. cellular market consists of customers who are price-sensitive, and who either have lower credit scores or prefer not to enter into fixed-term contracts. We believe that our cellular retail product and service offerings appeal strongly to this target-market segment.

Market Strategy

We believe that our business model is scalable and can be expanded successfully into new markets as we continue to perfect our operational protocols and administrative office functions relating to our cellular retail business. We expect to continue making strategic and opportunistic acquisitions of existing Cricket dealerships and to launch additional stores in new AT&T markets that are currently underserved by competing service providers.

Products and Services

Our authorized Cricket retail stores offer the following products and services:

•	Cricket Wireless service plans, each designed to attract customers by offering simple, predictable and affordable wireless voice, text and data services that are a competitive alternative to traditional wireless and wireline services (e.g., flat-rate and unlimited voice/text plans, without fixed-term contracts, early termination fees or credit checks).

•	Cricket Wireless plan upgrades (e.g., international calling minutes to Canada, unlimited calls to Mexico, and roaming service packages) and special phone applications (e.g., customized ring tones, wallpapers, photos, greeting cards, games, and news and entertainment message deliveries) on a prepaid basis.

•	Cricket handsets.

When purchasing a phone, our customers also have options among the latest in Apple, Android-based and Nokia OS-based smartphones. Because there is no contract for the monthly prepaid service, customer phone purchases are paid in full at the time of purchase.

Seasonality

Our Cellular Retail segment operations are influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. In particular, we generally expect sales activity to be highest in the first and fourth quarters. Nevertheless, our revenues can be strongly affected by the launch of new markets, promotional activity and competitive actions, any of which have the ability to offset or exacerbate the seasonality we normally experience.

Competition

There is substantial and ever increasing competition in the wireless phone industry where customers can choose between many other postpaid and prepaid resellers, including AT&T, Verizon, Sprint, T-Mobile/Metro PCS and a larger number of regional providers. We compete for customers based principally on Cricket’s service/device offerings, price, call quality and coverage area.

Competition for the “prepaid” or no-contract customers, the sub-industry in which we operate, continues to grow. Other significant prepaid carriers include MetroPCS, Virgin Mobile and Boost Mobile. There is also competition with other prepaid phone service providers such as Straight Talk by Wal-Mart or Wal-Mart’s Family Mobile powered by T-Mobile, an increase of national retailers offering similar or identical products and services that we provide, such as Cricket phones sold at Game Stop and Wal-Mart, and an increase in mobile virtual network operator (“MVNO”) offerings.

Our Cricket store business also competes with other actual or potential authorized sellers and distributors of Cricket products and services. The authorization to sell Cricket products and services is granted by Cricket Wireless, LLC and wholly owned entity of Leap Wireless International, Inc. On March 13, 2014, Leap Wireless International was acquired by AT&T. Presently, we believe that our ability to compete with other sellers of Cricket products and services will depend on the success with which we operate our current store locations. If we successfully manage those stores and are able to develop and maintain a strong working relationship with Cricket, we expect that we may be able to effectively compete for additional store authorizations when and as they come available.

CONSUMER FINANCE SEGMENT

General Description

The majority of short-term consumer loans we provide are commonly referred to as “payday loans” or “cash advance” loans. Such loans are referred to as “payday loans” because they are typically made to borrowers who have no available cash and promise to repay the loan out of their next paycheck. We also provide short-term installment, pawn and title loans as part of this operating segment.

We provide short-term consumer loans in amounts that typically range from $100 to $500 with the average loan amount being approximately $400. Approximately 64% of our payday loan transactions are made for a period of up to four weeks and approximately 36% of our payday loan transactions involve loans whose initial maturity extends beyond four weeks. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s post-dated personal check for the aggregate amount of the cash advance, plus a fee. The fee varies from state to state based on applicable regulations, and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed. To repay the cash advance loan, a customer may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection.

We offer short-term “installment” loans in Colorado and Wisconsin. Approximately 9% and 10% of our revenue from the Consumer Finance segment was derived from installment lending in 2014 and 2013, respectively. We provide our installment loan customers with cash in exchange for a promissory note with a maturity of generally six months. The fee and interest rate on installment loans vary based on applicable regulations. Like cash advance or payday loans, installment loans are unsecured.

We introduced pawn services into our Consumer Finance segment in August 2012. Since that time, we have either opened or converted three additional store locations. Our pawn stores provide collateralized non-recourse loans, commonly known as “pawn loans” with maturities of one to four months. Allowable service charges vary by state and loan size. The loan amount varies depending on our valuation of each item pawned. We generally lend from 30% to 55% of our estimate of the collateral’s resale value. Customers have the option to redeem the pawned merchandise during the term or at maturity, or else forfeit the merchandise to us on maturity. At our pawn stores we sell merchandise that was acquired through either customer forfeiture of pawn collateral, second-hand merchandise purchased from customers or consigned to us, or new merchandise purchased from vendors.

All of our Consumer Finance lending activities and other services are subject to state regulations (which vary from state to state), federal regulations and local regulation, where applicable.

As part of each payday and installment loan transaction, we enter into a standardized written promissory note with the borrowing customer and obtain proof of income and identity, a personal post-dated check for the principal loan amount plus a specified fee if a payday loan, and other documentation. Our standardized contracts vary based on state laws, but all of our contracts plainly state in simple terms the annual percentage rate (assuming the fees we charge are computed as interest) in compliance with Regulation Z, the borrower’s right to rescind the transaction, a dispute-resolution clause, a notice of financial privacy rights, an affirmative representation about whether the borrower is a member of the U.S. military, and the consequences of defaulting on the loan. We retain copies of our written contracts and provide a signed copy to our customers.

In general, our lending process and standards are extraordinarily different from those used by banks. To our knowledge, banks typically order and carefully review credit reports on all loans, engage in extensive underwriting analysis, and will typically make independent verification of earnings history through phone calls, reviews of tax returns and other processes. As a result, we generally experience a higher default rate on our personal loans than banks do on their personal loans (see caption below, “Risks Associated with Our Loans—Default and Collection”). At December 31, 2014, we had an aggregate (of all loan types) of approximately:

•	$5.08 million in current outstanding loan principal, fees and interest due to us
•	$1.47 million of late loans (customers’ repayment checks presented as NSF within the last 180 days or installment loan balances not past the final installment due date with one or more payments delinquent)

A summary table of the number of Consumer Finance locations operated during the periods ended December 31, 2014 and 2013 follows:

	2014	2013
Beginning	52	52
Acquired/ Launched	-	1
Closed	(1)	(1)
Ending	51	52

The Fees We Charge

The fee we charge for a payday loan varies from state to state, based on applicable regulations, and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed. We do not charge interest in connection with our payday loans but do charge interest and fees where allowable on our short-term installment loans made in Colorado and Wisconsin. If, however, we calculate the loan fees we charge as an annual percentage rate of interest (APR), such rate would range from 177% for a 31-day loan transacted in Kansas (on the low end) to approximately 536% for a 14-day loan in Wyoming (on the high end), with the actual average loan amount and average actual loan fees we charge involving an imputed annual percentage rate of approximately 439% and 198% for a 14-day and 31-day loan, respectively. The term of a loan significantly affects the imputed APR of the fees we charge for our loans. For instance, when a $15 fee is charged for a two-week loan of $100, the resulting APR is 391%. When the same fee on $100 is charged for a four-week loan, the resulting APR is 195%. When our general range of payday loan fees is applied to our average 2014 loan amount of $402, the fee ranges from $60.30 to $88.44 and the APR ranges from 391% to 574% for a two-week loan and from 196% to 287% for a four-week loan. Currently, we do not charge the maximum fee permitted in all of the states where we operate. We do, however, charge a uniform fee for all transactions processed in any particular state that involve the same range of payday loan amounts and the same term.

Of the nine states in which we presently operate, three states (South Dakota, Utah and Wisconsin) do not limit the payday loan fees we may charge or the term (i.e., the length) of the loans we may offer our customers. In addition, Utah does not limit the amount we may loan to customers in a payday lending transaction.

In Wisconsin and Colorado, we generally offer short-term installment loans in amounts from $300 to $2,000 payable in six equal monthly payments. Colorado loan terms include a 45% annual interest rate, an origination fee of 20% on loan amounts up to $300 and 7.5% on loan amounts thereafter, and a monthly maintenance fee. Wisconsin installment loans are payable over four to six months at an annual percentage rate of approximately 480%.

In Nebraska and Iowa we also offer pawn loans. Allowable service charges vary by state and loan size. Our pawn loans earn 17.5% to 20% per month and our average pawn loan amount typically ranges between $10 and $250, although may range as high as $2,000. The loan amount varies depending on our estimated value of each item pawned.

Many states have laws limiting the amount of fees that may be charged in connection with any lending transaction (including payday and pawn lending transactions) when calculated as an APR, and some states expressly prohibit payday lending. These limitations, combined with other limitations and restrictions, effectively prohibit us from utilizing our present business model for cash advance or “payday” lending in those jurisdictions. In addition, the federal “2007 Military Authorization Act” prohibits lenders from offering or making payday loans (or similar lending transactions) to members of the U.S. military when the interest or fees exceed a 36% APR. Like the state limitations discussed above, this limitation effectively prohibits us from providing our cash advance or “payday” lending to members of the U.S. military. As a result of these restrictions, we do not conduct business with U.S. military personnel.

The above-described payday fees are the only fees we assess and collect from our customers for payday loans. Nevertheless, we also charge a flat fee that ranges from $15 to $30 (depending on the state) for returned checks in the event that a post-dated check we attempt to cash as repayment for our loan is returned. In 2014 and 2013, we had approximately 7,400 and 7,800 checks returned that were assessed a fee.

Extensions or “Rollovers” of Payday Loans

When a customer “rolls over” or extends the term of an outstanding loan, when permitted by state law, we treat that rollover or extension as a brand new loan and we again charge the above-described loan fee for that transaction. This rollover has no effect on the imputed APR of the loan in those cases where the extended term is equal to the initial term of the loan. For example, a $100 four-week loan that costs $20 to obtain is the APR equivalent of 261%. If a customer extends the term of that loan for an additional four-week period, the customer will have paid $40 total in fees to obtain the $100 eight-week loan—which is again the APR equivalent of 261%. In cases where a customer (1) extends or rolls over a loan for a length of time that is less than the original loan or (2) repays the extended loan prior to the expiration of the fully extended term, the imputed APR will increase. For example, if a customer who obtained an initial $100 four-week loan for $20 in loan fees (the APR equivalent of 261%) later extends the term of that loan for only two additional weeks and pays the additional $20 loan fee, that customer will have borrowed $100 for a six-week period at a total cost of $40—which is the APR equivalent of 347%. We do not charge any interest on the unpaid fee from the initial term of the loan because, as a condition to agreeing to a loan extension, we will only accept cash payment of the fee for extending the loan.

Most states prohibit payday lenders from extending or refinancing a payday loan. Nevertheless, three states in which we presently provide payday loans (North Dakota, South Dakota and Utah), permit a loan to be extended or “rolled over” for a specified period. Specifically, North Dakota permits only one loan extension; South Dakota permits up to four loan extensions; and Utah has no limit on the number of loan extensions but does limit the time period of extensions to 10 weeks from the origination date of the original loan.

Multiple Loans to Single Customers

We occasionally make multiple loans to a single customer if permitted by applicable law and regulations. Based on our outstanding payday loans as of December 31, 2014, approximately 6.94% of our customers had more than one loan outstanding. In these cases, the average number of separate loans outstanding was 2.04 and the average aggregate principal amount loaned was approximately $530.

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

When a customer defaults on a loan, we engage in collection practices that include contacting the customer for repayment and the customer’s bank to determine whether funds are available to satisfy their personal post-dated check. If funds are available, we present the check to the bank for repayment and an official check from the bank is obtained to pay off the item. The costs involved in these initial collection efforts are minimal, involve some employee time and possibly a flat $15-30 bank fee to cover the cost of the cashier’s check. If funds are not available, we generally attempt to collect returned checks for up to 90 days (or up to 180 days in cases where a bank account is still active and the customer has not initiated a stop payment on the postdated check provided), principally through continued attempts to contact the customer. If our attempts remain unsuccessful after 90 (or 180) days, we assign the item to a collection agency. Assignment to a collection agency may cost us 30-40% of the amount eventually collected (if any) from the customer. Ordinarily, we do not recoup any costs of collection from our customers.

Historically, we collect approximately 58% of the amount of all returned checks, which results in approximately 2.74% of our total payday loan principal and fee volume being uncollectible. In 2014, we generated approximately 169,000 payday loan transactions.

Industry Information

According to the Community Financial Services Association of America (CFSA), more than 19 million American households count a payday loan among their choice of short-term credit products. They also estimate 20,600 operating cash advance loan stores in the United States, which in the aggregate provide approximately $38.5 billion annually in short-term credit to households experiencing cash-flow shortfalls. In addition to being a valuable source of credit for many consumers, the payday loan industry makes significant contributions to the U.S. and state economies employing more than 50,000 Americans who earn $2 billion in wages and generating more than $2.6 billion in federal, state, and local taxes. Industry trends indicate that there will likely be a net decrease in total payday lending stores over the next few years due to store closings resulting from a combination of regulatory or legal changes, a slowdown in new store growth, and general economic conditions.

Predatory Lending and Regulatory Concerns

In general, the payday lending industry suffers from the perception and widespread belief that payday lenders are in the nature of predatory lenders, offering loans to low income and poorly educated consumers at costs that are too high to be good for consumers. This perception and belief results in frequent efforts in the U.S. Congress and various state legislatures, often proponed by consumer advocacy groups and lobbyists for traditional financial institutions such as banks, to further regulate and restrict or prohibit payday lending outright.

We do not believe the payday lending is predatory, nor do we believe that our loans are too costly for consumers if they are judiciously obtained. In fact, we believe that bank overdraft fees by themselves are typically far more costly for consumers, and bouncing a check can often involve other negative consequences such as independent fees levied by the parties to whom a bad check is written, negative publicity, etc. In this regard, the FDIC released a November 2008 report called “Study of Bank Overdraft Programs.” The report indicates that the average amount obtained when bank customers overdraw their accounts is $60, and the average overdraft fee charged by the bank is $27. This equates to an APR of 1,173% and 587% for a two-week and four-week $60 bank “loan,” respectively. In sum, we believe that many of the bad perceptions about our industry are fueled primarily by:

•	the effects of our loans on consumers who do not judiciously obtain payday loans
•	a lack of genuine understanding about the choices faced by low and middle-income people facing a critical cash shortage
•	anti-payday lending lobbying campaigns often funded by traditional financial institutions, such as banks and credit unions, that would economically benefit from the elimination of payday lending.

Seasonality

Our Consumer Finance segment results are subject to seasonality, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

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

We also believe that customer service is critical to developing loyalty. In our industry, we believe that quality customer service means:

•	assisting with the loan application process and helping our customers understand the loan terms
•	treating customers respectfully
•	processing transactions with accuracy, efficiency and speed

Our competitors for pawn store merchandise sales include numerous retail and wholesale stores, including jewelry stores, discount retail stores, consumer electronics stores, other pawn stores, other resale stores, electronic commerce retailers and auction sites.

The pawn industry in the United States is large and highly fragmented. The industry consists of approximately 13,000 pawn stores owned primarily by independent operators who own one to three locations. We consider the industry relatively mature. The three largest pawn store operators account for approximately 10% of the total estimated pawn stores in the United States.

Effect of General Economic Conditions on our Consumer Finance Segment

While our business experienced fluctuating changes in our provision for loan losses in recent years, our provision for loan losses as a percentage of payday, installment and pawn loan revenue was 16.7% for 2014 and 2013. In sum, we are uncertain how the current economic conditions will affect demand for our services or our loan losses for 2015.

Credit and financing available to us and our industry has been negatively impacted by recent federal and state legislation and regulation, including the overall negative perception associated with payday lending. For example, we are aware of federal and state regulatory pressures being exerted on our banking relationships due to the negative perception about payday lending. For more information, see “Negative Perceptions About Payday Lending” above and “Regulation” below.

REGULATION

We are subject to regulation by federal, state and local governments that affect the products and services we provide. Generally, these regulations are designed to protect consumers who deal with us and are not designed to protect our shareholders.

Regulation of Franchise Activities

Our franchise offerings are governed by federal and state laws that require us to provide prospective franchisees with information describing the franchisor-franchisee relationship, and certain financial and operating information about our franchise offering. Annually and when material events occur, we are required to prepare, register and/or file, and amend our Franchise Disclosure Document in all states, whether we have franchise locations or not, in accordance with the respective state’s laws and regulations related to franchise sales.

Regulation of Consumer Financing Activities

In those states where we currently operate consumer finance activities, we are licensed as a payday lender or pawn broker where required and are subject to various state regulations regarding the terms and conditions of our payday, installment and pawn loans and our lending policies, procedures and operations. In some states, payday lending is referred to as “deferred presentment,” “cash advance loans”—“deferred deposit loans” or “consumer installment loans.” State regulations normally limit the amount that we may lend to any single consumer and may limit the number of loans that we may make to any consumer at one time or in the course of a single year. State regulations also limit the amount of fees that we may assess in connection with any loan transaction and may limit a customer’s ability to extend or “rollover” a loan with us. Often, state regulations also specify minimum and maximum maturity dates for payday loans and, in some cases, specify mandatory cooling-off periods between transactions.

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

During the last few years, legislation has been introduced and passed in the U.S. Congress and in certain state legislatures proposing or effecting various restrictions or an outright prohibition on payday lending. Currently, state laws in Arizona, Montana, Oregon and Georgia have effectively eliminated the ability to conduct payday lending activities in those states. In 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act which consolidated most federal regulation of financial services offered to consumers, and replaced the Office of Thrift Supervision’s seat on the FDIC Board. Almost all credit providers, including mortgage lenders, providers of payday loans, other nonbank financial companies, and banks and credit unions with assets over $10 billion, are now subject to new regulations to be passed by the Consumer Financial Protection Bureau. While the Bureau does not appear to have authority to make rules limiting interest rates or fees charged, the scope and extent of the Bureau’s authority will nonetheless be broad, and it is expected that the Bureau will address issues such as rollovers or extensions of payday loans and compliance with federal rules and regulations. Future restrictions on the payday lending industry could have serious consequences for us.

In addition, our Consumer Finance activities are subject to the following additional federal consumer laws and regulations:

•	Unfair, Deceptive or Abusive Acts or Practices (UDAAP)
•	Collections Fair Debt Collections Practice Act (FDCPA)
•	Consumer Compliant Management
•	Electronic Fund Transfer Act (EFTA) (Reg. E)
•	Fair Credit Reporting Act (FCRA)
•	Service Members Civil Relief Act

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

The Money Laundering Suppression Act of 1994 requires us, as a money service business, to register with the United States Department of the Treasury. Money services businesses include check cashers and sellers of money orders. Money services businesses must renew their registrations every two years, maintain a list of their agents, update the agent list annually, and make the agent list available for examination.

Finally, we have established various procedures designed to comply, and we continue to monitor and evaluate our business methods and procedures to ensure compliance with the USA PATRIOT Act.

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

Franchisees utilize our internally developed intranet site that provides access to tools, resources and information including Business Center contact information, royalty calculations, AIM schedules, the MSF system and the franchisee USC rebate program.

Security

We believe the principal security risks to our Consumer Finance and Cellular Retail segments are robbery and employee theft. We have established extensive security and management information systems to address both areas of potential loss. To protect against robbery, most payday lending store employees work behind bullet-resistant glass, and the back office, safe and computer areas are locked and closed to customers. Our security measures in our retail locations include mechanical safes, electronic alarm systems monitored by third parties or remote controlled systems, control over entry to customer service representative and inventory areas, detection of entry through perimeter openings, walls and ceilings, locked cases, the tracking of all employee movement in and out of secured areas, and, at times, the use of professional security services. Consumer Finance segment employees also use cellular phones to ensure safety and security whenever they are outside secured areas.

We implemented critical safeguarding controls, including daily cash and deposit monitoring, unannounced audits of cash and inventory items, and requiring immediate responses from our staff when irregularities in cash balances are discovered. We self-insure for employee theft and dishonesty at the store level.

EMPLOYEES

At December 31, 2014, we had approximately 390 employees, consisting of 20 employees based out of our corporate office in Omaha, Nebraska, 49 employees based out of our franchise segment headquarters in Salt Lake City, Utah and 322 additional retail personnel, of whom 118 are employed in our Consumer Finance operations and 204 are employed in our Cellular Retail operations. We believe our relationship with our employees is good, and we have not suffered any work stoppages or labor disputes. We do not have any employees that operate under collective-bargaining agreements.

CORPORATE INFORMATION

Our principal offices are located at 11550 “I” Street, Suite 150, Omaha, Nebraska 68137, and our telephone number at that office is (402) 551-8888.

Our fiscal year ends December 31. Neither us nor any of our predecessors have been in bankruptcy, receivership or any similar proceeding.

ITEM 1A    RISK FACTORS

You should consider the following risk factors, in addition to the other information presented or incorporated by reference into this Annual Report on Form 10-K, in evaluating our business and your investment in us.

Investment Risks

Acquisitions and strategic investments may fail to meet our expectations, and any such failure could have a negative impact on our results of operation or financial condition, and could ultimately result in dilution to our shareholders.

Our long-term growth strategy includes acquisitions. We may not achieve this objective. An acquisition strategy includes numerous risks, including, among others, the risk that our financial projections relating to our acquisitions may turn out to be incorrect and our investment may fail to positively impact our results and growth as anticipated (and may in fact negatively impact our results), the risk of unexpected or unidentified issues not discovered in the diligence process which could harm our financial condition, and the need for substantial additional capital which may result in dilution to our shareholders.

Acquisitions and strategic investments made wholly or partly on the basis of our issuance of securities to the target companies, or acquisitions made with cash that is obtained from outside financiers, will result in dilution to our shareholders.

The structuring of future acquisitions, whether through share exchanges, merger acquisitions or otherwise, may result in dilution to existing shareholders. In addition, cash-based transactions may not be financed from corporate cash flows and reserves, and may themselves be financed through borrowing arrangements or the sale of equity or equity-linked securities, the latter of which would be dilutive to our shareholders.

Acquisitions and strategic investments may be disruptive to our business.

The time and expense associated with finding suitable acquisitions or with integrating acquired entities and operations with our Company can be disruptive to our ongoing business and divert our management’s attention. In addition, the financing of acquisitions may impact our ability to obtain or renew financing for existing operations, or subject us to covenants restricting certain activities. Any of these outcomes could have a short- or long-term adverse effect on our results of operation and our ability to further execute our acquisition strategy.

Unpredictability in financing markets could impair our ability to grow our business through acquisitions.

We anticipate that opportunities to acquire businesses will materially depend on the availability of financing alternatives with acceptable terms. As a result, poor credit and other market conditions or uncertainty in the financing markets, or the adverse regulatory pressures of being involved in the payday lending business in particular, could materially limit our ability to grow through acquisitions since such conditions and uncertainty make obtaining financing more difficult and more expensive.

Our controlling shareholder possesses controlling voting power with respect to our common stock, which will limit other shareholders’ influence on corporate matters.

Our controlling shareholders, WCR, LLC and BC Alpha Holdings I, LLC, which are under common control (see Item 12), had beneficial ownership of approximately 95% of our common stock as of December 31, 2014. As a result, the controlling shareholders have the ability to outright control our affairs through the election and removal of our entire Board of Directors and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. In addition, BC Alpha Holdings I possesses a contractual right to appoint two directors to serve on our Board of Directors pursuant to an agreement involved in our acquisition of the AlphaGraphics business. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

Our articles of incorporation grant our Board of Directors the power to issue additional shares of common and preferred stock and to designate other classes of preferred stock, all without shareholder approval.

Our authorized capital consists of 12.5 million shares of capital stock. Pursuant to authority granted by our articles of incorporation, our Board of Directors, without any action by our shareholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Minnesota law. The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our common shares. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock. Furthermore, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute our book value per share.

Our common stock trades only in an illiquid trading market.

Trading of our common stock is conducted on the OTCQB, a tier of the OTC Markets (symbol: WCRS). This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us and our common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

There is not now and there may not ever be an active market for shares of our common stock.

In general, there has been minimal trading volume in our common stock. During 2014, the average daily trading volume (as reported by Google Finance) was approximately 300 shares. The small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, small trading volumes are generally understood to depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

A default under our borrowing arrangements could require us to seek financing on a short-term basis that may be disadvantageous to us.

Our borrowing arrangements provide for a series of financial covenants and reporting requirements. If we are unable to comply with the terms or the financial covenants of those borrowing arrangements, we may need to seek additional financing. We may not be able to obtain financing on a short-term basis. Furthermore, even if we are able to obtain needed short-term financing, we may be unable to do so on terms that are favorable or acceptable to us.

Failure to achieve and maintain effective internal controls could limit our ability to detect and prevent fraud and thereby adversely affect our business and stock price.

Effective internal controls are necessary for us to provide reliable financial reports. Nevertheless, all internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. As we continue executing on our acquisition strategy, our fraud risks will change and likely increase as the acquired entity may be unfamiliar or uncooperative with proper internal controls and procedures. Our inability to maintain an effective control environment may cause investors to lose confidence in our reported financial information, which could in turn have a material adverse effect on our stock price.

Our reliance on information management and transaction systems to operate our business exposes us to potential security breaches of our sensitive information from cyber incidents and hacking.

Effective information security internal controls are necessary for us to protect our sensitive information from illegal activities and unauthorized disclosure. Despite our efforts to maintain the highest level of security around our information systems, the sophistication of hackers continues to increase. Our inability to maintain effective controls or utilization of information technology providers that also maintain effective controls may increase our vulnerability to cyber-attacks. Breaches of our information management systems could adversely affect our business reputation. We could also be subject to lawsuits or fines relating to the unauthorized disclosure of information. Any of these outcomes could negatively affect our results of operations and the price of our common stock.

Any disruption in the availability of our information systems could adversely affect our operations.

We rely upon our information systems to manage and operate our business. Our security measures could fail to prevent a disruption in the availability of our information systems, our back-up systems could fail to operate properly, or we may experience denial of service attacks or corruption of our data. Any disruption in the availability of our information systems could adversely affect our results of operations by impairing our ability to efficiently effect transactions.

A significant portion of our assets consists of goodwill and other intangible assets.

As of December 31, 2014, 55% of our assets consisted of goodwill and other intangible assets. Under generally accepted accounting principles, the carrying value of goodwill is subject to periodic review and testing to determine if it is impaired. The value of our assets will depend on market conditions, regulatory environment, the availability of buyers and similar factors. While the value of these assets is based on management projections and assumptions and is determined by using the discounted cash flow method for purposes of our impairment testing, those values may differ from what could ultimately be realized by us in a sales transaction or otherwise and that difference, while not affecting cash flow, could have a material adverse impact on our operating results and financial position.

Industry Risks

The payday loan industry is highly regulated under federal, state and local laws. Changes in federal, state or laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations, could negatively affect our business.

Our Consumer Finance segment activities are highly regulated under numerous federal, state and local laws, regulations and rules, which are subject to change. New laws, regulations or rules could be enacted or issued, interpretations of existing laws, regulations or rules may change and enforcement action by regulatory agencies may intensify.

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

From a federal standpoint, anti-payday loan legislation has occasionally been introduced in the U.S. Congress. Over the past several years, consumer advocacy groups and certain media reports have advocated governmental and regulatory action to prohibit or severely restrict sub-prime lending activities such as those we conduct. The federal Consumer Financial Protection Bureau has indicated that it will use its authority to further regulate the payday industry. Most payday lenders expect that the Bureau will eventually attempt to promulgate procedural or disclosure-based regulations affecting payday loans throughout the United States.

In the states, there are nearly always bills pending to alter the current laws governing payday lending. Any of these bills, or future proposed legislation or regulations prohibiting payday loans or making them less profitable, could be passed in any state at any time, or existing laws permitting payday lending could expire. From time to time legislation banning payday loans has been introduced in Nebraska but has not been passed into law. Since we derive a significant percentage of our payday revenues in Nebraska, the passage of any such legislation in Nebraska would have a highly material and negative effect on our business.

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

In sum, the passage of federal or state laws and regulations that govern or otherwise affect lending, or changes in interpretations of them, could, at any point, result in our curtailment or cessation of operations in certain or all jurisdictions or locations essentially prohibiting us from conducting its lending business in its current form. Any such legal or regulatory change would certainly have a material and adverse effect on us, our operating results, financial condition and prospects, and perhaps even our viability. Furthermore, any failure to comply with any applicable federal, state or local laws or regulations could result in fines, litigation, closure of one or more store locations and negative publicity.

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

Litigation and regulatory actions directed toward our industry or our company could adversely affect our operating results, particularly in certain key states.

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

In addition, regulatory actions or enforcement efforts taken with respect to money services businesses could negatively affect our ability to operate our consumer finance segment in our current form. For example, federal bank regulators are imposing significant costs and regulatory pressure on banks that do business with money services businesses, even though our business is conducted in a manner compliant with applicable law. As a result, fewer and fewer banks are willing to accept or even retain customers in the money services business industry. We may be forced to change long-standing banking relationships and change the way we operate our consumer finance operations, incurring additional capital expenditures and paying higher banking fees.

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

Competition in the consumer finance industry is intense and could cause us to lose market share and revenues.

We believe that the primary competitive factors in the payday loan industry are store location and customer service. We face intense competition in the payday and pawn lending industry, and we believe that those markets are becoming more competitive as these industries mature and begin to consolidate. The payday loan industry has low barriers to entry, and new competitors, such as Wal-Mart, may easily enter the market. The pawn lending industry has medium level barriers to entry, however, there are several large pawn lending companies with which we directly compete. We also currently compete with services, such as overdraft protection offered by traditional financial institutions, and with other payday loan and check cashing stores and other financial service entities and retail businesses that offer payday loans or other similar financial services, as well as a rapidly growing internet-based payday loan market. Some of our competitors have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. As a result, we could lose market share and our revenues could decline, thereby affecting our earnings and potential for growth.

We face significant cellular retail competition that may reduce our market share and lower our profits.

We face significant competition in our Cellular Retail segment. We compete with the four national wireless service providers (AT&T, Sprint, T-Mobile and Verizon Wireless) as well as other smaller carriers such as US Cellular and with many MVNOs such as Metro PCS and Walmart’s Straight Talk and Family Mobile plans. We also compete with government-financed “lifeline assurance” programs that offer free or reduced-cost cellular services to individuals and families receiving many types of public assistance. Our ability to compete effectively will depend on, among other things, the pricing of cellular services and equipment, the quality of our customer service, the reach and quality of our sales and distribution channels and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industry, including new technologies and business models, changes in consumer preferences, demographic trends and economic conditions.

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

Provision for loan losses, net of recoveries, is one of our largest operating expenses, constituting approximately 16% of our loan revenues for the year ended December 31, 2014, with payday loan losses comprising most of the losses. Any changes in economic factors that adversely affect our customers, such as an economic downturn or high unemployment, could result in higher loan loss experiences than anticipated, which could in turn adversely affect our loan charge-offs and operating results.

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

We may be exposed to litigation and federal employment actions involving our franchisees.

Recently, the National Labor Relations Board’s (“NLRB”) general counsel announced that the NLRB intends to pursue a joint employer theory in a lawsuit against McDonalds, in essence seeking to hold franchisors responsible for the employment practices of their franchisees. Courts facing this question in the past have generally scrutinized whether the franchisor exercises control over the franchisees’ employment-related decisions (i.e., the hiring, firing or discipline of franchisee employees, payment of their wages, or setting their work schedules). Due to the unique franchise model, franchisors rarely possess these types of controls—making clear that their franchisees are independent contractors—and not their agents. Procedurally, these cases are now in litigation before an administrative law judge, who will rule and whose ruling is appealable to the NLRB itself. From there, any decision would be appealed to the federal court of appeals and from there, of course, to the U.S. Supreme Court. Accordingly, we expect that a final judicial may take some time to obtain. In the interim, or in the event that the outcome of the case is predominantly negative for franchisors in general, this may subject us to federal investigations and litigation based on accusations against one or more of our franchisees. The costs related to such litigation and actions could negatively impact our cash flows and ability to fund our current operations, and could negatively affect our common stock price.

Company Risks

The concentration of our Consumer Finance revenues in certain states could adversely affect us.

We currently provide payday lending services in nine states. For the year ended December 31, 2014, revenues from our locations in Nebraska represented approximately 30% of our total payday revenues. For the foreseeable future, we expect that a material portion of our revenues will continue to be generated in Nebraska. For the year ended December 31, 2014, revenues from our Nebraska, North Dakota, Wyoming and Iowa stores represented approximately 30%, 18%, 14% and 14% of our total Consumer Finance revenues, respectively. As a result, changes to prevailing economic, demographic, competitive, regulatory or any other conditions, including the legislative, regulatory or litigation risks mentioned above, in the markets in which we operate, and in Nebraska and Missouri in particular, could lead to a reduction in demand for our services and result in a decline in our revenues or an increase in our provision for doubtful accounts, or even an outright legal prohibition on the conduct of our business. Any of these outcomes could in turn result in a material and swift deterioration of our financial condition principally by impairing our revenues and affecting our ability to obtain financing and operating liquidity, our operating results and our business prospects (again, principally by reducing our revenues and impairing our ability to grow our business).

If estimates of our loan losses are not adequate to absorb actual losses, our financial condition and results of operations may be adversely affected.

We maintain an allowance for loan losses at levels to cover the estimated incurred losses in the collection of our payday and installment loan portfolios outstanding at the end of each applicable period. At the end of each period, management considers recent collection history to develop expected loss rates, which are used to establish the allowance for loan losses. Our allowance for loan losses was $1.22 million on December 31, 2014. Our allowance for loan losses is an estimate, and if actual loan losses are materially greater than our allowance for losses, our financial condition and results of operations could be adversely affected.

We face substantial risk through reliance on a single wireless retail carrier.

We operate our Cellular Retail segment exclusively as an authorized dealer for Cricket, which means that this segment of our operations is entirely dependent upon continued operations as a Cricket dealer under our dealer agreement with Cricket Wireless, and the health of our relationship with Cricket Wireless. If Cricket Wireless were to change certain aspects of its dealer arrangements, including items such as pricing, product supply, credit terms and dealer compensation structure (all of which are primarily determined by Cricket Wireless) in a manner that is adverse to us, our margins and results of operations would likely suffer. In addition, if Cricket Wireless were to begin growing its relationship with other operators, or were to embark upon an effort to significantly grow corporate-owned locations, our prospects for growth in this segment would suffer.

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

We may not succeed in promoting and strengthening our franchise brand, which could prevent us from retaining existing and securing new franchise owners and increasing revenues.

A primary component of our business strategy is to promote and strengthen our franchise brand. If we are unable to promote our brand or provide franchise owners with a high-quality experience, tools and resources they require, we may fail to attract new franchisees, maintain existing franchise relationships, or sustain or increase our revenues.

Our growth and success also depends upon the ability of our franchisees to operate their franchise successfully to our standards and promote our brand. Although we have established criteria to evaluate prospective franchisees, and our franchise agreements include certain operating standards, each franchisee operates his/her franchise location independently. Various laws limit our ability to influence the day-to-day operation of our franchise locations. We cannot assure you that our franchisees will be able to successfully operate their location in a manner consistent with our concepts and standards, which could reduce their sales and correspondingly, our franchise royalties, and could adversely affect our operating income and our ability to leverage our brand.

ITEM 1B    UNRESOLVED STAFF COMMENTS

None.

ITEM 2    PROPERTIES

Our headquarters is in Omaha, Nebraska. There, we have a 12,420-square-foot space, with additional space available, which is sufficient for our projected near-term future growth. The monthly lease amount is currently $10,879 and the lease expires on January 31, 2020. The corporate phone number is (402) 551-8888.

ITEM 3    LEGAL PROCEEDINGS

We are involved in a variety of legal claims and proceedings incidental to our business, including customer bankruptcy and employment-related matters from time to time, and other legal matters that arise in the normal course of business. We believe these claims and proceedings are not out of the ordinary course for a business of the type and size in which we are engaged. While we are unable to predict the ultimate outcome of these claims and proceedings, management believes there is not a reasonable possibility that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial condition or consolidated results of operations.

At the time of our acquisition of AGI, that subsidiary was party to litigation with an individual (plaintiff) who was the former CEO, member of its Board of Directors and franchisee owning two AGI franchises. In November 2014, AGI and plaintiff entered into a settlement agreement pursuant to which the parties fully released each other and AGI was paid a sum of $636,000 in settlement of certain other obligations that had been owed to it by the plaintiff.

ITEM 4   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

Our common stock is listed for trading under the symbol “WCRS” on the “OTCQB,” which is the OTC Markets’ middle-tier over-the-counter quotation platform. The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2014 and 2013. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

On May 30, 2014, our Board of Directors approved a 1-for-20 reverse stock split that was effected on June 20, 2014. The reverse stock split reduced the number of issued and outstanding shares of common stock to approximately 3,010,765 shares, after the cancellation of resulting partial shares. The reverse stock split similarly reduced by a factor of 20 the authorized number of shares of capital stock that the Company may issue to 12,500,000.

Market Price (high/low)
For the Fiscal Year	2014	2013
First Quarter	$3.60 – 1.40	$2.00 – 1.20
Second Quarter	$4.40 – 3.00	$2.00 – 0.40
Third Quarter	$4.50 – 1.75	$7.60 – 0.40
Fourth Quarter	$4.20 – 3.00	$2.80 – 0.80

HOLDERS

As of the date of this report, we had 5,997,588 shares of common stock outstanding held by approximately 142 holders of record.

DIVIDENDS

Holders of our common stock are entitled to share pro rata in dividends and distributions with respect to the common stock when, as and if declared by our Board of Directors out of funds legally available therefor. We have not paid any dividends on our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The table below sets forth certain information, as of the close of business on December 31, 2014, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	None	n/a	None
Equity compensation plans not approved by securityholders	None	n/a	100,000	(1)

(1)	In February 2008, our Board of Directors adopted the 2008 Stock Incentive Plan which permits the issuance of various incentives, including options or similar rights to purchase or acquire up to 100,000 shares of common stock. No incentives were ever issued under such plan. In February 2015, the 2008 Stock Incentive Plan was terminated and replaced with our 2015 Stock Incentive Plan. Refer to Note 20 of Notes to Consolidated Financial Statements included in this report for additional information. We are not required by applicable state law or the listing standards of any self-regulatory organization or quotation service (e.g., the OTC Markets, NASD, AMEX or NYSE) to obtain the approval of our security holders prior to issuing any compensatory options, warrants or other rights to purchase our securities.

DESCRIPTION OF EQUITY SECURITIES

Our authorized capital stock consists of 12.5 million shares of capital stock, no par value per share (unless otherwise determined by the Board of Directors). All shares of common stock have equal voting rights and are entitled to one vote per share on all matters to be voted upon by our shareholders. Shares of our common stock have no preemptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Cumulative voting in the election of directors is not permitted. In the event of our liquidation, each holder of our common stock is entitled to receive a proportionate share of our assets available for distribution to stockholders after the payment of liabilities. All shares of our common stock issued and outstanding are fully paid and non-assessable.

ITEM 6	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report. This discussion contains forward-looking statements that involve significant uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” elsewhere in this report. For further information, see “Forward-Looking Statements” below.

OVERVIEW

On October 1, 2014, we acquired AlphaGraphics through a merger transaction in which we issued 2,986,823 shares, representing 49.8% of our post-acquisition outstanding shares. This was a very significant acquisition for us in many ways. By adding an industry-leading franchisor to our holdings, we have added a business segment that provides further income diversification and an opportunity for continued growth. In addition, we expect it to provide a source of cash flow that we can utilize for future growth.

In 2014, we experienced significant changes in our existing Cellular Retail segment during. In April 2014, AT&T acquired Leap Wireless, parent company to Cricket, the exclusive brand we sell in our Cellular Retail stores. AT&T is significantly larger than Leap Wireless and we believe that it brings with it, among many other positives, a better network, stronger financial backing and new commitments, strategies and offerings. While our margins have decreased as a result of new dealer compensation plans, increased volume is expected to offset the margin decline. We have experienced increases in sales volumes which we attribute to AT&T’s acquisition and the superior nationwide network now serving Cricket consumers.

Our Consumer Finance segment experienced a small decline in segment net income in 2014. This segment has been relatively flat the past few years and we do not anticipate meaningful growth in the near term. During 2014, the segment again provided a steady source of cash flows. Nevertheless, we are aware of increasing regulatory, compliance and operating costs in this segment. This industry is continually under regulatory pressure and we expect the same in 2015. One threat difficult for us to presently quantify comes from the federal Consumer Financial Protection Bureau, which has indicated that it will propose new rules for the payday-lending industry in the near future.

RESULTS OF OPERATIONS:

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

Net income attributable to our common shareholders was $2.41 million, or $0.64 per share, in 2014 compared to $1.62 million, or $0.54 per share, in 2013. The Franchise segment, acquired on October 1, 2014, contributed $0.69 million of the increase, while the Cellular Retail segment increased $0.39 million from 2013, and the Consumer Finance segment declined $0.29 million from 2013. We expect the mix of segmented contributions to net income to change again in 2015 with recognition of full year operating results from our Franchise segment as well as potential benefits from future acquisitions.

Revenues increased to $40.76 million in 2014 from $32.89 million in 2013, an increase of $7.87 million. Revenues of $24.71 million in our Cellular Retail segment increased $4.48 million compared to $20.23 million during 2013. Consumer Finance revenues totaled $12.88 million in 2014 compared to $12.66 million in 2013. Franchise revenues from October 1, 2014 (date of acquisition) through December 31, 2014 accounted for $3.18 million of the increase.

Years Ended December 31, 2014 and 2013 – Actual (in thousands)

	Franchise	Cellular Retail	Consumer Finance	Total
December 31, 2014
Revenues	$3,177	$24,706	$12,877	$40,760
Net income attributable to WCR common shareholders	$685	$584	$1,137	$2,406
EPS attributable to WCR common shareholders – basic and diluted	$0.18	$0.16	$0.30	$0.64

December 31, 2013
Revenues	$-	$20,227	$12,662	$32,889
Net income	$-	$193	$1,427	$1,620
EPS – basic and diluted	$-	$0.07	$0.47	$0.54

Pro forma financial information as though our acquisition of AlphaGraphics had occurred on January 1, 2013 follows. Refer to Notes 13 and 14 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional acquisition and pro forma information and additional reportable segment information, respectively.

Years Ended December 31, 2014 and 2013 – Pro Forma (in thousands)

	Franchise	Cellular Retail	Consumer Finance	Total
December 31, 2014
Pro forma revenues	$12,215	$24,706	$12,877	$49,798
Pro forma net income attributable to WCR common shareholders	$1,541	$719	$1,220	$3,480
Pro forma earnings per share attributable to WCR common shareholders – basic and diluted	$0.26	$0.12	$0.20	$0.58

December 31, 2013
Pro forma revenues	$11,975	$20,227	$12,662	$44,864
Pro forma net income attributable to WCR common shareholders	$1,416	$238	$1,541	$3,195
Pro forma earnings per share attributable to WCR common shareholders – basic and diluted	$0.23	$0.04	$0.26	$0.53

Franchise

The following table summarizes our actual Franchise segment operating results:

	Year Ended December 31, (in thousands)		2014 % of	2013 % of
	2014	2013	Revenues	Revenues
Revenues:
Royalty and franchise development	$2,814	$-	88.6%	-%
Other revenue	363	-	11.4%	-%
	3,177	-	100.0%	-%
Cost of revenues	169	-	5.3%	-%
Gross profit	3,008	-	94.7%	-%

Salaries, wages and benefits expense	1,063	-	33.5%	-%
Depreciation and amortization expense	112	-	3.5%	-%
Interest expense	63	-	2.0%	-%
Other (income) expense	639	-	20.1%	-%
Income tax expense	441	-	13.9%	-%
	2,318	-	73.0%	-%
Net income	$690	$-	21.7%	-%

The following table summarizes selected pro forma Franchise segment operating results (as if we had acquired AlphaGraphics on January 1, 2013):

	Year Ended December 31, (in thousands)		2014 % of	2013 % of
	2014	2013	Revenues	Revenues
Revenues:
Royalty and franchise development	$10,549	$10,144	86.4%	84.7%
Other revenue	1,666	1,831	13.6%	15.3%
	12,215	11,975	100.0%	100.0%

Salaries, wages and benefits expense	4,396	4,227	36.0%	35.3%
Depreciation and amortization expense	446	437	3.7%	3.6%
Interest expense	291	163	2.4%	1.4%
Other (income) expense	4,346	4,732	35.5%	39.5%
Income tax expense	1,182	988	9.7%	8.3%
	10,661	10,547	87.3%	88.1%
Net income	$1,554	$1,428	12.7%	11.9%

The Franchise segment contributed $0.69 million of net income for the period beginning October 1, 2014 (date of acquisition) through December 31, 2014. Royalty and franchise development fees for the period were $2.81 million or 26.7% of pro forma annual royalty and franchise development fees for 2014. Refer to Item 1 for information relating to the timing of royalty fees throughout a fiscal year.

The pro forma information includes expenses of $0.40 million in 2014 and $0.68 million related to litigation and settlement costs that management believes to be nonrecurring; however, we can make no assurance that similar expenses may not occur in the future. The pro forma information excludes approximately $0.30 million in transaction costs incurred in 2014 and reflects approximately $0.20 million and $0.25 million of related-party management fee expense reductions in 2014 and 2013, respectively. The related-party management fee expense adjustment reflects the reduced cost that would have been incurred under our agreement with Blackstreet Capital Management that was amended at the time of the acquisition.

Pro forma interest expense was $0.29 million and $0.16 million for years ended December 31, 2014 and 2013, respectively. Because of an increase in our long-term debt in August of 2013, lower interest expense was incurred for a partial year in 2013 compared to the full year in 2014.

Cellular Retail

The following table summarizes our Cellular Retail segment operating results:

	Year Ended December 31, (in thousands)		2014 % of	2013 % of
	2014	2013	Revenues	Revenues
Revenues:
Retail sales, fees and commissions	$21,395	$16,780	86.6%	83.0%
Other revenue	3,311	3,447	13.4%	17.0%
	24,706	20,227	100.0%	100.0%
Cost of revenues	12,079	9,888	48.9%	48.9%
Gross profit	12,627	10,339	51.1%	51.1%

Salaries, wages and benefits expense	6,368	5,452	25.8%	27.0%
Occupancy expense	2,833	2,412	11.5%	11.9%
Depreciation and amortization expense	327	387	1.3%	1.9%
Interest expense	191	260	0.8%	1.3%
Other (income) expense	1,939	1,515	7.7%	7.4%
Income tax expense	385	120	1.6%	0.6%
	12,043	10,146	48.7%	50.1%
Net income	$584	$193	2.4%	1.0%

In 2014, we added a net of four Cricket retail stores, having closed five under-producing locations and adding nine locations, bringing the total stores operated at December 31, 2014 to 61.

Year-over-year revenues in the Cellular Retail segment increased $4.5 million, or 22%, to $24.71 million. This increase is due to a combination of factors, such as AT&T’s acquisition of Leap Wireless and customer migrations to the new Cricket network, Cricket’s increased advertising, and our decision to acquire additional store locations and relocate under-performing locations to better serve our customer base. In 2014, we sold approximately 117,000 handsets at an average gross profit per unit of $67.27 compared to approximately 81,000 handsets in 2013 at an average gross profit per unit of $72.34. We operate in a highly competitive marketplace and our future growth and success is largely dependent on our relationship with Cricket and the dealer compensation package we have with them. We expect to continue our strategic acquisitions of other dealers and to open additional Cricket stores in new and existing markets.

Our two most significant operating expense categories for this segment are salaries, wages and benefits and occupancy expenses. Salaries, wages and benefits expense increased 16.8% from 2013, primarily as a result of adding the new stores with partial offset by the reduction in costs associated with the smaller closed stores. Stated as a percentage of Cellular Retail revenues, salaries, wages and benefits expense was 25.8% and 27.0% for year 2014 and 2013, respectively. Occupancy expenses, which include base rents, additional rents (common area maintenance, insurance and real estate taxes assessed operating per lease agreements), telephone, utility and repair and maintenance expenses, were $2.83 million and $2.41 million for the year 2014 and 2013, respectively. This equates to 11.5% and 11.9% of Cellular Retail revenues for the year 2014 and 2013, respectively.

Segment contribution to net income was $0.58 million and $0.19 million for the year 2014 and 2013, respectively.

Consumer Finance

The following table summarizes our Consumer Finance segment operating results:

	Year Ended December 31, (in thousands)		2014 % of	2013 % of
	2014	2013	Revenues	Revenues
Revenues:
Retail sales, fees and commissions	$1,140	$728	8.8%	5.7%
Financing fees and interest	11,124	11,279	86.4%	89.1%
Other revenue	613	655	4.8%	5.2%
	12,877	12,662	100.0%	100.0%
Cost of revenues	2,453	2,239	19.0%	17.7%
Gross profit	10,424	10,423	81.0%	82.3%

Salaries, wages and benefits expense	4,163	4,080	32.3%	32.2%
Occupancy expense	1,726	1,674	13.4%	13.2%
Depreciation and amortization expense	118	134	0.9%	1.1%
Interest expense	62	72	0.5%	0.6%
Other (income) expense	2,498	2,171	19.5%	17.1%
Income tax expense	720	865	5.6%	6.8%
	9,287	8,996	72.2%	71.0%
Net income	$1,137	$1,427	8.8%	11.3%

Our Consumer Finance segment revenues increased 1.7% increase year over year. Financing fees and interest declined 1.4% while pawn retail sales increased $0.41 million or 56%. The pawn sales growth is primarily due to the opening of our third pawn store in 2014 as well as growth in our other pawn stores that were launched in 2012 and 2013. The reduction in financing fees and interest income in 2014 was primarily due to the closing of one installment loan center.

The provision for loan losses in 2014 compared to 2013 remained consistent at 16.7% as a percentage of payday, title and installment fees and interest revenue. Operating expense slightly increased, however, primarily as a result of corporate allocations. Net income contribution from the Consumer Finance segment decreased to $1.14 million in 2014 from $1.43 million in 2013.

Income Tax Expense

Income tax expense on continuing operations increased to $1.55 million in 2014 compared to $.99 million in 2013 for an effective rate of 39.1% and 37.8%, respectively. The 2014 effective rate increased due to certain nondeductible transaction costs incurred in 2014.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows:

	Year Ended December 31,
	2014	2013

Cash flows provided (used) by :
Operating activities	$4,415,293	$967,846
Investing activities	(485,707)	(597,640)
Financing activities	(1,640,071)	(632,990)
Net increase (decrease) in cash	2,289,515	(262,784)
Cash, beginning of year	1,983,835	2,246,619
Cash, end of year	$4,273,350	$1,983,835

At December 31, 2014, we had cash of $4.27 million compared to cash of $1.98 million on December 31, 2013. For 2015, we believe that our available cash, combined with expected cash flows from operations, will be sufficient to fund our liquidity and capital expenditure requirements through March of 2016. Our expected short-term uses of available cash include the funding of operating activities (including anticipated increases in payday loans), the financing of expansion activities, including new store openings or store acquisitions (refer to Notes 15 and 20 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information regarding the January 2, 2015 acquisition of Cricket retail stores for approximately $500,000), and the reduction of debt.

Because of the constant threat of adverse regulatory changes to the payday lending industry, we believe it will be difficult for us to obtain debt financing from traditional financial institutions. As a result, financing we may obtain from alternate sources is likely to involve higher interest rates.

Credit Facilities

On December 7, 2012 (and later amended on March 21, 2014 and September 30, 2014), we entered in a borrowing arrangement with River City Equity, Inc. Under this arrangement as amended, we may borrow up to $3,000,000 at an interest rate of 12% per annum, with interest payable on a monthly basis. The note contains no prepayment penalties and matures June 30, 2015, on which date all unpaid principal and accrued but unpaid interest thereon is due and payable. The note, under certain circumstances, permits River City Equity to obtain a security interest in substantially all of our assets, excluding any equity interest in AlphaGraphics. As of December 31, 2014, $2,000,000 was due under this arrangement. Interest expense for 2014 and 2013 on the River City Equity note was approximately $252,000 and $330,000, respectively.

AlphaGraphics is a party to term and revolving notes payable dated August 30, 2013 with a financial institution. As of December 31, 2014, $3.13 million was outstanding on the term debt. The term note accrues interest at the prime rate plus 2.5% (5.75% as of December 31, 2014), requires quarterly payments of $375,000 in principal plus accrued interest and matures in June 2017. Under the revolving debt agreement, as amended, AlphaGraphics may borrow up to $1,000,000, payable with interest at the higher of (a) prime rate plus 2.5% or (b) the LIBOR rate plus 5.5% and matures in August 2017. There was no outstanding balance on the revolving debt agreement as of December 31, 2014. The notes contain covenants requiring us to maintain and report certain ratios and are secured by all the assets of AlphaGraphics. As of December 31, 2014, AlphaGraphics was in compliance with the debt covenants.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis. The preparation of these consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis. We base these estimates on the information currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary materially from these estimates under different assumptions or conditions.

Our significant accounting policies are discussed in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the notes to our consolidated financial statements included in this report. We believe that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Receivables and Loss Allowance

Franchise

Accounts receivable are recorded for earned but uncollected royalties and other related franchise fees. Allowances are provided on an account-by-account basis for estimated uncollectible accounts as deemed necessary by management. We consider current economic trends and changes in payment terms when evaluating the adequacy of the allowance.

Consumer Finance

Included in loans receivable are unpaid principal, interest and fee balances of payday, installment, pawn and title loans that have not reached their maturity date, and “late” payday loans that have reached maturity within the last 180 days and have remaining outstanding balances.  Late payday loans generally are unpaid loans where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons. All returned items are charged-off after 180 days, as collections after that date have not been significant. Loans are carried at cost plus accrued interest or fees less payments made and a loans receivable allowance.

We do not specifically reserve for any individual payday, installment or title loan.  Instead, we aggregate loan types for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio. This methodology takes into account several factors, including (1) the amount of loan principal, interest and fee outstanding, (2) historical charge offs from loans that originated during the last 24 months, (3) current and expected collection patterns and (4) current economic trends. We utilize a software program to assist with the tracking of its historical portfolio statistics. A loan loss allowance is maintained for anticipated losses for payday and installment loans based primarily on our historical percentages by loan type of net charge offs, applied against the applicable balance of loan principal, interest and fees outstanding. We also periodically perform a look-back analysis on our loan loss allowance to verify the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. We are aware that as conditions change, we may also need to make additional allowances in future periods. Loan losses or charge-offs of pawn or title loans are not recorded because the value of the collateral exceeds the loan amount.

At December 31, 2014 and December 31, 2013 our outstanding loans receivable aging was as follows:

December 31, 2014
	Payday	Installment	Pawn & Title	Total
Current	$4,387,393	$321,634	$372,805	$5,081,832
1-30	305,382	47,321	-	352,703
31-60	223,465	24,791	-	248,256
61-90	236,072	11,799	-	247,871
91-120	206,705	5,438	-	212,143
121-150	200,101	1,984	-	202,085
151-180	204,804	572	-	205,376
	5,763,922	413,539	372,805	6,550,266
Less Allowance	(1,147,000)	(72,000)	-	(1,219,000)
	$4,616,922	$341,539	$372,805	$5,331,266

December 31, 2013
	Payday	Installment	Pawn & Title	Total
Current	$4,519,839	$408,782	$288,788	$5,217,409
1-30	271,967	56,807	-	328,774
31-60	202,097	31,212	-	233,309
61-90	217,154	17,285	-	234,439
91-120	206,885	8,660	-	215,545
121-150	199,253	2,846	-	202,099
151-180	218,802	2,825	-	221,627
	5,835,997	528,417	288,788	6,653,202
Less Allowance	(1,120,000)	(95,000)	-	(1,215,000)
	$4,715,997	$433,417	$288,788	5,438,202

As a result of our collection efforts, we historically write off approximately 42% of the returned payday items, the most significant element making up accounts and loans receivable.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximate percentages:  1 to 30 days – 42%; 31 to 60 days – 65%; 61 to 90 days – 83%; 91 to 120 days – 88%; and 121 to 180 days – 91%. A rollforward of our loans receivable allowance for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,
	2014	2013
Loans receivable allowance, beginning of period	$1,215,000	$1,191,000
Provision for loan losses charged to expense	1,817,822	1,859,461
Charge-offs, net	(1,813,822)	(1,835,461)
Accounts and loans receivable allowance, end of period	$1,219,000	$1,215,000

Valuation of Long-lived and Intangible Assets

We assess the possibility of impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant underperformance relative to expected historical or projected future cash flows, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry events or trends. In addition, we conduct an annual goodwill impairment test as of October 1 each year. We assess our goodwill for impairment at the reporting unit level by applying a fair value test. This fair value test involves a two-step process. The first step is to compare the carrying value of our net assets to our fair value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of the impairment, if any.

Due to the minimal amount of public float for our common stock, the market capitalization approach of valuing the reporting unit as a whole is not practical. The discounted future cash flows method is utilized in estimating value. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. No impairment charges were recorded in 2014 or 2013.

In determining the estimated future discounted cash flows, we consider current and projected future levels of income, as well as strategic plans, business trends, prospects, and market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated financial position and future earnings. We believe that the estimates of future cash flows and fair value determined as of October 1, 2014 are reasonable. Changes in estimates of those cash flows and fair value, however, could affect the evaluation. Based upon this evaluation, we concluded that the unit fair values exceeded the carrying value of net assets and there was no impairment.

As of December 31, 2014, we evaluated whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test. As part of this evaluation, we considered additional qualitative factors, including whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of our reporting unit. This analysis resulted in a determination that no triggering events or changes in circumstances had occurred.

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

Specific factors that might cause actual results to differ from our expectations or may affect the value of the common stock, include, but are not limited to:

•	Changes in local, state or federal laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations
•	Litigation and regulatory actions directed toward our industry or us, particularly in certain key states
•	Our need for additional financing
•	Change in our authorization to be a dealer for Cricket Wireless
•	Change in authorized Cricket dealer compensation
•	Unpredictability or uncertainty in financing markets which could impair our ability to grow our business through acquisitions.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX OF FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Western Capital Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Western Capital Resources, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of AlphaGraphics, Inc. a majority owned subsidiary which statements reflect total assets and revenues constituting 27 percent and 8 percent, respectively, of the consolidated total. Those statements were audited by other auditors whose report has been furnished to us, and our opinion in so far as it relates to the amounts included for AlphaGraphics, Inc., is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the report of the other independent auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Capital Resources, Inc. and subsidiaries as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

St. Louis Park, MN

March 31, 2015

1660 South Highway 100

Suite 500

St. Louis Park, MN 55416

630.277.2330

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash	$4,273,350	$1,983,835
Loans receivable (less allowance for losses of $1,219,000 and $1,215,000, respectively)	5,331,266	5,438,202
Accounts receivable (less allowance for losses of $59,405 and $0, respectively)	1,135,127	-
Inventory	2,340,824	1,557,886
Prepaid expenses and other	1,435,918	889,590
Deferred income taxes	644,000	498,000
TOTAL CURRENT ASSETS	15,160,485	10,367,513

PROPERTY AND EQUIPMENT, net	1,197,710	928,074

GOODWILL	12,956,868	12,894,069

INTANGIBLE ASSETS, net	7,248,793	117,096

OTHER	198,408	132,333

TOTAL ASSETS	$36,762,264	$24,439,085

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,025,920	$2,910,560
Income taxes payable	755,615	-
Current portion long-term debt	3,500,000	2,750,000
Current portion capital lease obligations	42,240	-
Deferred revenue and other	638,068	296,503
TOTAL CURRENT LIABILITIES	10,961,843	5,957,063

LONG-TERM LIABILITIES
Notes payable, net of current portion	1,625,000	-
Capital lease obligations, net of current portion	31,481	-
Deferred income taxes	3,939,000	1,156,000
Other	114,514	-
TOTAL LONG-TERM LIABILITIES	5,709,995	1,156,000

TOTAL LIABILITIES	16,671,838	7,113,063

COMMITMENTS AND CONTINGENCIES (Note 15)

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, no par value, 12,500,000 shares authorized, 5,997,588 and 3,011,009 issued and outstanding.	-	-
Additional paid-in capital	22,703,745	22,353,600
Accumulated deficit	(2,621,692)	(5,027,578)
TOTAL WESTERN SHAREHOLDERS’ EQUITY	20,082,053	17,326,022

NONCONTROLLING INTERESTS	8,373	-

TOTAL EQUITY	20,090,426	17,326,022

TOTAL LIABILITIES AND EQUITY	$36,762,264	$24,439,085

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2014	2013
REVENUES
Retail sales and associated fees	$22,535,116	$17,508,586
Financing fees and interest	11,123,882	11,278,639
Royalty and franchise fees, net	2,814,273	-
Other revenue	4,286,282	4,101,971
	40,759,553	32,889,196

COST OF REVENUES
Cost of goods sold	12,714,413	10,267,778
Provisions for loans receivable losses	1,817,822	1,859,461
Other	168,952	-
	14,701,187	12,127,239

GROSS PROFIT	26,058,366	20,761,957

OPERATING EXPENSES
Salaries, wages and benefits	11,593,794	9,531,969
Occupancy	4,610,807	4,086,109
Advertising and development	478,261	345,937
Depreciation	368,827	377,435
Amortization	187,669	143,295
Other	4,547,955	3,340,421
	21,787,313	17,825,166

OPERATING INCOME	4,271,053	2,936,791

OTHER INCOME (EXPENSES):
Interest income	1,807	-
Interest expense	(315,568)	(332,247)
	(313,761)	(332,247)

INCOME BEFORE INCOME TAXES	3,957,292	2,604,544

INCOME TAX EXPENSE	1,545,860	985,000

NET INCOME	2,411,432	1,619,544

Less net income attributable to noncontrolling interests	(5,546)	-

NET INCOME ATTRIBUTABLE TO WESTERN SHAREHOLDERS	$2,405,886	$1,619,544

EARNINGS PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
Basic and diluted	$0.64	$0.54

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	3,763,726	3,012,249

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Western Capital Resources, Inc. Shareholders
		Common Stock		Additional Paid-In	Accumulated	Non-controlling
	Total	Shares	Amount	Capital	Deficit	Interests
BALANCE - December 31, 2012	$15,724,240	3,019,890	$-	$22,371,362	$(6,647,122)	$-

Net income	1,619,544	-	-	-	1,619,544	-
Common Stock Redeemed and Retired	(17,762)	(8,881)	-	(17,762)	-	-
BALANCE – December 31, 2013	17,326,022	3,011,009	-	22,353,600	(5,027,578)	-

Fractional shares repurchased	(388)	(244)	-	(388)	-	-
Shares of common stock issued October 1, 2014 for AlphaGraphics entities acquisition	357,392	2,986,823	-	350,533	-	6,859
Net income	2,411,432	-	-	-	2,405,886	5,546
Distributions made by subsidiary to noncontrolling interests	(4,032)	-	-	-	-	(4,032)
BALANCE – December 31, 2014	$20,090,426	5,997,588	$-	$22,703,745	$(2,621,692)	$8,373

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
OPERATING ACTIVITIES
Net Income	$2,411,432	$1,619,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	368,827	377,435
Amortization	187,669	143,295
Deferred income taxes	349,000	271,000
Loss on disposal of property and equipment	14,088	-
Changes in operating assets and liabilities:
Loans receivable	106,936	(353,692)
Accounts receivable	91,633	-
Inventory	(761,957)	(473,376)
Prepaid expenses and other assets	(424,072)	(408,693)
Note receivable from related party (Note 15)	636,196	-
Accounts payable and accrued liabilities	1,478,484	(210,876)
Deferred revenue and other current liabilities	(12,497)
Accrued liabilities and other	(30,446)	3,209
Net cash provided by operating activities	4,415,293	967,846

INVESTING ACTIVITIES
Purchases of property and equipment	(237,161)	(454,640)
Purchase of intangible assets	(250,000)	-
Cash received through acquisition	168,254	-
Acquisition of stores, net of cash acquired	(166,800)	(143,000)
Net cash used by investing activities	(485,707)	(597,640)

FINANCING ACTIVITIES
Payments on notes payable – short-term	-	(405,163)
Payments on notes payable – long-term	(1,625,000)	(210,065)
Common stock redemption	(388)	(17,762)
Payments on capital leases	(10,651)	-
Subsidiary dividends to noncontrolling interests	(4,032)	-
Net cash used by financing activities	(1,640,071)	(632,990)

NET INCREASE (DECREASE) IN CASH	2,289,515	(262,784)

CASH
Beginning of year	1,983,835	2,246,619
End of year	$4,273,350	$1,983,835

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$449,972	$815,296
Interest paid	$312,817	$331,236

Noncash investing and financing activities:
Shares issued and net assets acquired in AlphaGraphics entities acquisition	$350,533	$-
Receivable from sale of intangible asset	$10,000	$-

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation / Nature of Business

References in these financial statements notes to “Company” or “we” refer to Western Capital Resources, Inc. and its subsidiaries. References to specific companies within our enterprise, such “PQH” or “AGI,” are references only to those companies. Western Capital Resources, Inc. (WCR) is a holding company owning operating subsidiaries, with percentage owned shown parenthetically, as summarized below.

•	Franchise
o	AlphaGraphics, Inc. (AGI) (99.2% – Acquired October 1, 2014) – franchisor of 242 domestic and 32 international AlphaGraphics Business Centers which specialize in the planning, production, and management of visual communications for businesses and individuals throughout the world.

•	Cellular Retail
o	PQH Wireless, Inc. (PQH) (100%) – owns and operates cellular retail stores (61 as of December 31, 2014), as an exclusive dealer of the Cricket brand, in 15 states–Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon, Texas, Washington, and Wisconsin.

•	Consumer Finance
o	Wyoming Financial Lenders, Inc. (WFL) (100%) – owns and operates “payday” stores (50 as of December 31, 2014) in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming) providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

o	Express Pawn, Inc. (EPI) (100%) – owns and operates retail pawn stores (three as of December 31, 2014) in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of merchandise obtained from forfeited pawn loans or purchased from customers.

Basis of Consolidation

The consolidated financial statements include the accounts of the WCR, its wholly owned subsidiaries and other entities in which the Company owns a controlling financial interest. For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of SFAS 160 which are applicable to reporting the equity and net income or loss attributable to noncontrolling interests. All significant intercompany balances and transactions of the Company have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Significant management estimates relate to the notes and loans receivable allowance, carrying value and impairment of long-lived goodwill and intangible assets, inventory valuation and obsolescence, estimated useful lives of property and equipment, and deferred taxes and tax uncertainties.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Franchise

Royalty revenues from franchisees are primarily based on a percentage of business center sales and are recognized in the period in which they are earned. Initial franchise fee revenues are recognized when the obligations required by the franchise agreement have been substantially performed by AGI, which is generally upon the training of the franchisee. Revenues from area development franchise fees and International Master License Agreement (IML) fees are recognized when the obligations required by the area development and IML agreements have been substantially performed.

Supply sales, service fees and other revenues are recognized when products have been shipped or services provided.

Cellular Retail

Sales revenue for sales of phones and accessories and dealer compensation for related activations is recognized in the period in which the sale is completed (retail sales and associated fees). Service fees are recognized upon completion of the service and payment received. Other dealer compensation not attributed to phone activations is recorded in the period earned as reported to us by Cricket Wireless. All sales are presented net of sales taxes, which are excluded from revenue.

Consumer Finance

Loan fees and interest on cash advance loans are recognized on a constant-yield basis ratably over a loan’s term. Title and installment loan fees and interest are recognized using the interest method, except that installment loan origination fees are recognized as they become non-refundable and installment loan maintenance fees are recognized when earned. The Company recognizes fees on pawn loans on a constant-yield basis ratably over the loans’ terms. No fees are recognized on forfeited pawn loans.

Receivables and Loss Allowance

Franchise

Accounts receivable are recorded for earned but uncollected royalties and other related franchise fees. Allowances are provided on an account-by-account basis for estimated uncollectible accounts as deemed necessary by management. The Company considers current economic trends and changes in payment terms when evaluating the adequacy of the allowance.

Consumer Finance

Included in loans receivable are unpaid principal, interest and fee balances of payday, installment, pawn and title loans that have not reached their maturity date, and “late” payday loans that have reached maturity within the last 180 days and have remaining outstanding balances.  Late payday loans generally are unpaid loans where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons. All returned items are charged-off after 180 days, as collections after that date have not been significant. Loans are carried at cost plus accrued interest or fees less payments made and a loans receivable allowance.

The Company does not specifically reserve for any individual payday, installment or title loan.  The Company aggregates loan types for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio. This methodology takes into account several factors, including (1) the amount of loan principal, interest and fee outstanding, (2) historical charge offs from loans that originated during the last 24 months, (3) current and expected collection patterns and (4) current economic trends. The Company utilizes a software program to assist with the tracking of its historical portfolio statistics. A loan loss allowance is maintained for anticipated losses for payday and installment loans based primarily on our historical percentages by loan type of net charge offs, applied against the applicable balance of loan principal, interest and fees outstanding. The Company also periodically performs a look-back analysis on its loan loss allowance to verify the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. The Company is aware that as conditions change, it may also need to make additional allowances in future periods. Loan losses or charge-offs of pawn or title loans are not recorded because the value of the collateral exceeds the loan amount.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory

Cellular Retail

Inventory, consisting of phones and accessories, is stated at cost, determined on the specific identification and a first-in, first-out basis, respectively.

Consumer Finance

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

Included in property and equipment is the cost of software developed or acquired for internal use. These costs are amortized over the estimated useful life of the software.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired using purchase accounting and is not amortized.

Intangible Assets

Intangible assets represent the fair values management assigned to assets acquired through business acquisitions and is amortized over periods of three to 15 years based on management’s estimates of the useful life of the asset.

Long-Lived Assets

The Company assesses the possibility of impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant underperformance relative to expected historical or projected future cash flows, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry events or trends. In addition, the Company conducts an annual goodwill impairment test as of October 1 each year. The Company assesses goodwill for impairment at the reporting unit level by applying a fair value test. This fair value test involves a two-step process. The first step is to compare the carrying value of our net assets to our fair value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of the impairment, if any.

Due to the minimal amount of public float for the Company’s common stock, the market capitalization approach of valuing the reporting unit as a whole is not practical. The discounted future cash flows method is utilized in estimating value. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. There were no impairment charges recorded in 2014 or 2013.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising, Marketing and Development Costs

Franchise

The costs of advertising, marketing and development are expenses as incurred. Certain amounts received from franchisees for advertising, marketing and development campaigns benefiting the franchisees are held in a fund. AGI controls the manner in which these funds are spent. In addition to advertising, marketing and development expenses, fund expenses include general operating expenses such as reasonable salaries, travel related expenditures, administrative expenses, and overhead incurred by AGI on behalf of the fund. Amounts in the fund and the related revenues and exprensses are not reflected in the accompanying consolidated financial statements. AGI may spend in any fiscal year an amount greater or less than the aggregate contributions made by the franchisees to the fund. As of December 31, 2014, AGI had accounts payable of approximately $275,000 to the fund, and these are included in accounts payable in the accompanying consolidated balance sheet.

Consumer Finance

The costs of advertising and marketing are expenses as incurred.

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

Net Income Per Common Share

Basic net income per common share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted net income per common share is computed by dividing the net income available to common shareholders’ by the sum of the weighted average number of common shares outstanding plus potentially dilutive common share equivalents when dilutive. There were no dilutive common share as of December 31, 2014 and 2013.

Fair Value of Financial Instruments

The amounts reported in the balance sheets for cash, accounts and loans receivable, inventory, and accounts payable are short-term in nature and their carrying values approximate fair values. The amounts reported in the balance sheets for notes payable are both long-term and short-term and their carrying value approximates fair value.

Reclassifications

Certain Statement of Income reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the year ended December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS. This converged standard is effective for annual and interim periods beginning after December 15, 2016. The Company is currently assessing the potential effects on our financial condition and results of operations and consolidated financial statements.

No other new accounting pronouncements issued or effective during the fiscal year have had or are expected to have a material impact on the consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Risks Inherent in the Operating Environment –

Regulatory

The Company’s Consumer Finance segment activities are highly regulated under numerous local, state, and federal laws, regulations and rules, which are subject to change. New laws, regulations or rules could be enacted or issued, interpretations of existing laws, regulations or rules may change and enforcement action by regulatory agencies may intensify. Over the past several years, consumer advocacy groups and certain media reports have advocated governmental and regulatory action to prohibit or severely restrict sub-prime lending activities of the kind conducted by the Company. The federal Consumer Financial Protection Bureau has indicated that it will use its authority to further regulate the payday industry.

Any adverse change in present local, state, and federal laws or regulations that govern or otherwise affect lending could result in the Company’s curtailment or cessation of operations in certain or all jurisdictions or locations. Furthermore, any failure to comply with any applicable local, state or federal laws or regulations could result in fines, litigation, closure of one or more store locations or negative publicity. Any such change or failure would have a corresponding impact on the Company’s results of operations and financial condition, primarily through a decrease in revenues resulting from the cessation or curtailment of operations, decrease in operating income through increased legal expenditures or fines, and could also negatively affect the Company’s general business prospects if the Company is unable to effectively replace such revenues in a timely and efficient manner or if negative publicity effects its ability to obtain additional financing as needed.

In addition, the passage of federal or state laws and regulations or changes in interpretations of them could, at any point, essentially prohibit the Company from conducting its lending business in its current form. Any such legal or regulatory change would certainly have a material and adverse effect on the Company, its operating results, financial condition and prospects, and perhaps even its viability.

Concentrations

The Company’s subsidiaries each have demand deposits at financial institutions, often times in excess of the limit for insurance by the Federal Deposit Insurance Corporation. As of December 31, 2014, the Company had demand deposits in excess of insurance amounts of approximately $2,250,000.

Loans receivable are concentrated in the sub-prime market and geographically, primarily in the Midwest. For the years ended December 31, 2014 and 2013, the Consumer Finance segment also had economic and regulatory risk concentrations (shown as a percentage of applicable segment’s revenue by state when 10% or more) as follows:

Consumer Finance Segment
	2014 % of Revenues	2013 % of Revenues
Nebraska	30%	28%
North Dakota	18%	19%
Wyoming	14%	14%
Iowa	14%	12%

The Company’s Wireless Retail segment is an exclusive dealer for Cricket. As a dealer operating exclusively for a single carrier, the Company is subject to a number of concentrations, including revenues from a single brand, a single supplier for phones, select operating system providers and third party processors. For the years ended December 31, 2014 and 2013, the Cellular Retail segment also had economic concentrations (shown as a percentage of applicable segment’s revenue by state when 10% or more) as follows:

Cellular Retail Segment
	2014 % of Revenues	2013 % of Revenues
Nebraska	28%	26%
Colorado	19%	11%
Texas	*	12%

* Denotes less than 10%

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Loans Receivable –

At December 31, 2014 and December 31, 2013, the Company’s outstanding loans receivable aging was as follows:

December 31, 2014

	Payday	Installment	Pawn & Title	Total
Current	$4,387,393	$321,634	$372,805	$5,081,832
1-30	305,382	47,321	-	352,703
31-60	223,465	24,791	-	248,256
61-90	236,072	11,799	-	247,871
91-120	206,705	5,438	-	212,143
121-150	200,101	1,984	-	202,085
151-180	204,804	572	-	205,376
	5,763,922	413,539	372,805	6,550,266
Less Allowance	(1,147,000)	(72,000)	-	(1,219,000)
	$4,616,922	$341,539	$372,805	$5,331,266

December 31, 2013

	Payday	Installment	Pawn & Title	Total
Current	$4,519,839	$408,782	$288,788	$5,217,409
1-30	271,967	56,807	-	328,774
31-60	202,097	31,212	-	233,309
61-90	217,154	17,285	-	234,439
91-120	206,885	8,660	-	215,545
121-150	199,253	2,846	-	202,099
151-180	218,802	2,825	-	221,627
	5,835,997	528,417	288,788	6,653,202
Less Allowance	(1,120,000)	(95,000)	-	(1,215,000)
	$4,715,997	$433,417	$288,788	5,438,202

4.	Loans Receivable Allowance –

As a result of the Company’s Consumer Finance segment’s collection efforts, it historically writes off approximately 42% of the returned payday items, the most significant element making up accounts and loans receivable.  Based on days past the check return date, write-offs of payday returned items historically have tracked at the following approximate percentages: 1 to 30 days – 42%; 31 to 60 days – 65%; 61 to 90 days – 83%; 91 to 120 days – 88%; and 121 to 180 days – 91%.

A rollforward of the Company’s loans receivable allowance for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,
	2014	2013
Loans receivable allowance, beginning of period	$1,215,000	$1,191,000
Provision for loan losses charged to expense	1,817,822	1,859,461
Charge-offs, net	(1,813,822)	(1,835,461)
Loans receivable allowance, end of period	$1,219,000	$1,215,000

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Property and Equipment –

Property and equipment consisted of the following:

	For the Year Ended December 31,
	2014	2013
Furniture and equipment	$2,853,608	$1,571,152
Leasehold improvements	786,782	701,764
Software	539,513	17,322
Other	157,577	157,171
	4,337,480	2,447,409
Accumulated depreciation	(3,139,770)	(1,519,335)

	$1,197,710	$928,074

6.	Intangible Assets –

Intangible assets consisted of the follows:

	For the Year Ended December 31,
	2014	2013
Amortizable Intangible Assets:
Customer relationships	$4,924,912	$4,627,412
Acquired franchisee agreements	5,227,112	-
Amortizable Intangible Assets, net	10,152,024	4,627,412
Less accumulated amortization	(5,685,523)	(4,510,316)
Net Amortizable Intangible Assets	4,466,501	117,096
Non-amortizable Trademarks	2,782,292	-
Intangible Assets, net	$7,248,793	$117,096

As of December 31, 2014, estimated future amortization expense for the amortizable intangible assets is as follows:

2015	$385,847
2016	377,174
2017	377,174
2018	377,174
2019	377,174
Thereafter	2,571,958
$4,466,501

7.	Deferred Revenue and Other Liabilities –

Deferred revenue and other liabilities consisted of the following:

	For the Year Ended December 31,
	2014	2013
Deferred financing fees	$284,231	$296,503
Deferred franchise fees	281,837	-
Other	72,000	-
Total	$638,068	$296,503

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Leases –

The Company had capital lease obligations related to its telephone system and computer equipment of $73,721 as of December 31, 2014, of which $42,240 was current. Amortization expense for assets held under capital leases is included in depreciation and amortization.

The Company leases retail and office facilities under operating leases with terms ranging from month to month to six years, with rights to extend for additional periods. Rent expense, inclusive of base rents and common area maintenance obligations, insurance and real estate tax reimbursements, on all operations was approximately $3,003,000 and $2,663,000 in 2014 and 2013, respectively.  Future minimum lease payments are approximately as follows:

Year Ending December 31,	Operating Leases	Capital Leases
2015	$2,471,000	$47,554
2016	1,761,000	25,270
2017	1,222,000	7,964
2018	391,000	-
2019	159,000	-
thereafter	57,000	-
Total minimum lease payments	$6,061,000	80,788
Less: imputed interest		(7,067)
Present value of minimum lease payments		73,721
Less: current portion of capital lease obligations		(42,240)
Capital lease obligations, net of current portion		$31,481

9.	Notes Payable – Long Term –

The Company’s long-term debt is as follows:

	December 31,
	2014	2013
Note payable (with a credit limit of $3,000,000) to River City Equity, Inc., a related party (see Note 19), with interest payable monthly at 12% due June 30, 2015 and upon certain events can be collateralized by substantially all assets of WCR, excluding any equity interest in AGI	$2,000,000	$2,750,000
Subsidiary note payable to a financial institution with quarterly principal payments of $375,000 plus interest at prime rate plus 2.5% (5.75% as of December 31, 2014), secured by the AGI’s assets, maturing June 2017	3,125,000	-
Total	5,125,000	2,750,000
Less current maturities	(3,500,000)	(2,750,000)
	$1,625,000	$-

Future minimum long-term principal payments are as follows:

Year Ending December 31,	Amount
2015	$3,500,000
2016	1,500,000
2017	125,000
$5,125,000

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s term note payable with a financial institution includes certain financial covenants. Management has determined that the Company was in compliance with these financial covenants as of December 31, 2014.

As part of the lending agreement, AGI may draw on a $1,000,000 line of credit (LOC). The LOC bears interest at the greater of (a) the prime rate plus 2.50% or (b) the LIBOR rate plus 5.50%. The LOC matures on August 30, 2017. AGI drew on the LOC but there is no amount outstanding as of December 31, 2014.

10.	Income Taxes –

The Company’s provision for income taxes is as follows:

	For the Year Ended December 31,
	2014	2013
Current:
Federal	$1,007,860	$600,000
State	181,000	114,000
Foreign	8,000	-
	1,196,860	714,000

Deferred:
Federal	293,000	228,000
State	56,000	43,000
	349,000	271,000

	$1,545,860	$985,000

Deferred income tax assets (liabilities) are summarized as follows:

	For the Year Ended December 31,
	2014		2013
	Current	Non-Current	Current	Non-Current
Deferred income tax assets:
Allowance for accounts and loans receivable	$521,000	$-	$461,000	$-
Accrued expenses	123,000	-	37,000	-
	644,000	-	498,000	-
Deferred income tax liabilities:
Property and equipment	-	(306,000)	-	(206,000)
Goodwill and intangible assets	-	(3,867,000)	-	(950,000)
Net operating losses (expires 2031)	-	208,000	-	-
Capital loss carryforward (expires 2016)	-	21,000	-	-
Foreign tax credits	-	40,000	-	-
Valuation allowance	-	(35,000)	-	-
	-	(3,939,000)	-	(1,156,000)

Net	$644,000	$(3,939,000)	$498,000	$(1,156,000)

Reconciliations from the statutory federal income tax rate to the effective income tax rate are as follows:

	For the Year Ended December 31,
	2014	2013
Income tax expense using the statutory federal rate	$1,345,000	$885,000
State income taxes, net of federal benefit	152,000	103,000
Other	49,000	(3,000)

Income tax expense	$1,546,000	$985,000

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is the Company’s practice to recognize penalties and/or interest related to income tax matters in interest and penalties expense. As of December 31, 2014 and 2013, the Company had an immaterial amount of accrued interest and penalties.

The Company is subject to income taxes in the U.S. federal jurisdiction and various states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Accounting principles generally accepted in the United States of America require management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company and has concluded that as of December 31, 2014, there are no uncertain positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements. The Company is subject to routine audits by taxing jurisdictions. Currently the Company has a federal and state of Missouri audit in progress. Management believes the Company is no longer subject to income tax examinations for years prior to 2011.

11.	Equity –

Capitalization

On May 30, 2014, the Company’s Board of Directors approved a 1-for-20 reverse stock split. The reverse stock split became effective on June 20, 2014. The accompanying financial statements and notes have been adjusted retroactively to reflect the reverse stock split. As a result of the reverse stock split, the Company’s adjusted authorized capital stock consists of 12,500,000 shares of no par value capital stock. All shares have equal voting rights and are entitled to one vote per share.

Common Stock Repurchases

In February 2013, the Company repurchased 8,881 shares of its common stock at $2 per share for a total repurchase cost of $17,762.

Common Stock Issued

As further explained in Note 13, after the close of business on September 30, 2014 WCR issued 2,986,823 shares of common stock for the acquisition of AlphaGraphics. This represented approximately 49.8% of the total issued and outstanding common stock of the Company after the issuance, which totaled 5,997,588 shares.

2008 Stock Incentive Plan

On February 2, 2008, the Board of Directors of the Company approved and adopted the Company’s 2008 Stock Incentive Plan, pursuant to which an aggregated of 100,000 shares of common stock have been reserved for issuance.  No options under this plan have been granted as of December 31, 2014.

Noncontrolling Interests

The Company owns 99.2% of the AlphaGraphics subsidiary.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Other Expenses –

A breakout of other expense is as follows:

	For the Year Ended December 31,
	2014	2013
Bank fees	$473,632	$412,527
Collection costs	449,301	466,597
Insurance	305,935	206,040
Management and consulting fees	536,369	463,157
Professional fees	1,048,599	519,939
Supplies	637,730	539,216
Other	1,096,389	732,945
	$4,547,955	$3,340,421

13.	Acquisition –

AlphaGraphics Merger Transaction

After the close of business on September 30, 2014, we acquired a 99.2% interest in the business of AlphaGraphics, Inc., a Delaware corporation, through a merger transaction governed by an Agreement and Plan of Merger dated August 29, 2014 (the “Merger Agreement”). As contemplated under the Merger Agreement, we issued an aggregate of 2,986,823 shares of our common stock, representing approximately 49.8% of our total issued and outstanding common stock immediately after the merger, to BC Alpha Holdings I, LLC, a Delaware limited liability company that had earlier owned the AlphaGraphics business.

The entities are affiliated entities under common control and in accordance with Accounting Standards Codification Topic 805, “Business Combinations,” and Western Capital, as the acquirer, recognized the assets and liabilities of the AlphaGraphics entities at their historical values as of the date of merger as follows:

October 1, 2014
Cash	$168,000
Receivables	1,227,000
Property and equipment	374,000
Intangible assets	7,016,000
Note receivable	636,000
Other assets	453,000
Accounts payable and accrued liabilities	(2,493,000)
Other liabilities	(506,000)
Note and lease obligations	(4,084,000)
Deferred tax liability	(2,434,000)
357,000
Noncontrolling interests	(7,000)
$350,000

The results of the operations for the acquired business have been included in the consolidated financial statements since the date of the acquisition. The following table presents the unaudited pro forma results of operations for the year ended December 31, 2014 and 2013, as if the acquisitions had been consummated at the beginning of 2013. The pro forma net income below excludes the expense of the transaction. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the 2013 or the results which may occur in the future.

For the Year Ended December 31, 2014
	Franchise	Cellular Retail	Consumer Finance	Total
Pro forma revenue	$12,215,000	$24,706,000	$12,877,000	$49,798,000
Pro forma net income	$1,554,000	$719,000	$1,220,000	$3,493,000
Pro forma net income attributable to noncontrolling interests	$(13,000)	$-	$-	$(13,000)
Pro forma net income available to Western shareholders	$1,541,000	$719,000	$1,220,000	$3,480,000
Pro forma earnings per share available to Western common shareholders – basic and diluted	$0.26	$0.12	$0.20	$0.58

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2013
	Franchise	Cellular Retail	Consumer Finance	Total
Pro forma revenue	$11,975,000	$20,227,000	$12,662,000	$44,864,000
Pro forma net income	$1,428,000	$238,000	$1,541,000	$3,207,000
Pro forma net income attributable to noncontrolling interests	$(12,000)	$-	$-	$(12,000)
Pro forma net income available to Western shareholders	$1,416,000	$238,000	$1,541,000	$3,195,000
Pro forma earnings per share available to Western common shareholders – basic and diluted	$0.23	$0.04	$0.26	$0.53

14.	Segment Information –

The Company has grouped its operations into three segments in 2014 and two segments in 2013 – Consumer Finance, Cellular Retail, and Franchise (October 1, 2014 through December 31, 2014).  The Consumer Finance segment provides financial and ancillary services.  The Cellular Retail segment is a dealer for Cricket Wireless selling cellular phones and accessories, ancillary services and serving as a payment center for customers. The Franchise segment offers franchise ownership opportunities for customized marketing solutions.

Segment information related to the years ended December 31, 2014 and 2013:

	For the Year Ended December 31, 2014
	Consumer Finance	Cellular Retail	Franchise	Total

Revenues	$12,876,559	$24,705,890	$3,177,104	$40,759,553
Depreciation and amortization	$117,766	$326,768	$111,962	$556,496
Interest expense	$61,823	$190,493	$63,252	$315,568
Income tax expense (benefit)	$720,000	$385,000	$440,860	$1,545,860
Net income (loss)	$1,136,875	$584,352	$690,205	$2,411,432
Total segment assets	$16,931,785	$9,776,975	$10,053,504	$36,762,264
Expenditures for segmented assets	$119,477	$518,766	$15,718	$653,961

	For the Year Ended December 31, 2013
	Consumer Finance	Cellular Retail	Franchise	Total

Revenues	$12,661,823	$20,227,373	$-	$32,889,196
Depreciation and amortization	$134,178	$386,552	$-	$520,730
Interest expense	$72,547	$259,700	$-	$332,247
Income tax expense (benefit)	$865,000	$120,000	$-	$985,000
Net income (loss)	$1,426,715	$192,829	$-	$1,619,544
Total segment assets	$16,131,079	$8,308,006	$-	$24,439,085
Expenditures for segmented assets	$140,996	$456,644	$-	$597,640

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Commitments and Contingencies –

Employment Agreements

On April 11, 2013, the Company entered into an Amended and Restated Employment Agreement with its Chief Executive Officer, Mr. John Quandahl, to be effective as of April 1, 2013. The amended and restated agreement has a term of three years and contains other terms and conditions that are identical to those of the original agreement which had expired. Specifically, the amended and restated agreement provides an annual base salary and eligibility for an annual performance-based cash bonus pool for management. The amended and restated agreement also contains customary non-solicitation and non-competition provisions as well as provisions for severance payments upon termination by the Company without cause or upon termination by Mr. Quandahl with good reason. Pursuant to the management bonus plan, management bonuses of approximately $352,000 and $329,000 were approved by the board of directors for 2014 and 2013, respectively.

The Company has also entered into several employment agreements with certain members of subsidiary management. The terms of each agreement are different. However, one or all of these agreements include stipulated base salary and bonus potential. The agreement also contains customary non-solicitation and non-competition provisions as well as provisions for severance payments upon termination by the Company without cause.

Asset Purchase Agreement

On November 18, 2014, the Company entered into an asset purchase agreement to acquire several additional Cricket retail stores for a cost of approximately $500,000. The acquisition of the Cricket locations and payment of the purchase price, net of a $50,000 deposit paid in 2014, is expected to be completed January 2, 2015.

Legal Proceedings

The Company is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. The Company does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

At the time of the Company’s acquisition of AlphaGraphics, that subsidiary was party to litigation with an individual (plaintiff) who was the former CEO, member of its Board of Directors and franchisee owning two AlphaGraphics franchises. In November 2014, AlphaGraphics and the plaintiff entered into a settlement agreement pursuant to which the parties fully released each other and AlphaGraphics was paid a sum of $636,000 in settlement of certain other obligations that had been owed to it by the plaintiff.

16.	Retirement Plan –

Our AGI subsidiary has a 401(k) salary deferral plan covering substantially all of the subsidiary employees who have completed one month of service and are 18 years of age or older. The Company matches employee contributions at the discretion of the subsidiary Board of Directors. There were no matching contributions from the date of the Company’s acquisition of the subsidiary on October 1, 2014 through December 31, 2014.

17.	Management and Advisory Agreement –

Effective June 21, 2012 (and amended effective October 1, 2014) the Company entered into an Amended and Restated Management and Advisory Agreement with Blackstreet Capital Management, LLC, (“Blackstreet”) to provide certain financial, managerial, strategic and operating advice and assistance. The original Management and Advisory Agreement was effective April 1, 2010. Blackstreet employs one of the Company’s directors and is affiliated with other entities to which two directors provide consulting services. The annual fees under the amended and restated contract will be the greater of (i) $330,750 (subject to annual increases of five percent) or (ii) five percent of Western Capital’s “EBITDA” as defined under the agreement.

The amended and restated agreement also requires the Company to pay Blackstreet a fee in an amount equal to two percent of the gross proceeds of any debt or equity financing, and a fee in an amount equal to $400,000 (plus a $60,000 increase in the management fee payable under the agreement) upon the closing of an acquisition in consideration for Blackstreet’s referral to the Company of such acquisition opportunity and assistance in the performance of due diligence services relating thereto. The Company will not, however, be obligated to accept and pursue any acquisition referrals made by Blackstreet. Any fees which may have been payable per these terms related to the AlphaGraphics acquisition were waived by Blackstreet.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The annual management and advisory fees related to the Amended and Restated Management and Advisory Agreement with Blackstreet for the years ended December 31, 2014 and 2013 were $416,369 and $343,157, respectively.

18.	Special Committee of the Board of Directors –

The Board of Directors has appointed Mr. Ellery Roberts to various special committees of the board.  Annual Director and special committee fees expense was $50,000 for the years ended December 31, 2014 and 2013.

19.	Related Party Transactions –

Leases

The Company leases three properties from an officer of the Company and another related party under operating leases, one that extends through October 2016, requiring monthly lease payments of $1,680, one that extends through June 2015, requiring monthly lease payments of $1,200, and one that extends through November 2017, requiring monthly lease payments of $5,000.

In October 2012, the Company entered into the latter lease. The lease is for a term of five years and has monthly base rental payments of $5,000 per month. The lease is at terms substantially similar to other leases for property near that location. The lease transaction was approved by the Board of Directors and the related party abstained from voting. This property is used for a Cricket retail storefront.

On August 31 2011, the Company entered into two operating leases for property owned by Ladary, Inc.  Ladary, which acquired the two properties in foreclosure sales, is a corporation partially owned by the Chief Executive Officer of the Company, three current or past directors and one employee of the management company that manages the Company’s largest shareholder.  The new leases, one of which replaced an earlier lease that the Company had entered into with the prior landlord, have four-year terms, require aggregate monthly rental payments of $6,000, and are on terms and conditions substantially similar to those contained in the replaced leases.

Annual rent expense to related parties for the five retail locations for 2014 and 2013 was approximately $166,500.

Credit Facility

On December 7, 2012 (and later amended on March 21, 2014 and September 30, 2014), the Company entered in a borrowing arrangement with River City Equity, Inc. Under this arrangement as amended, the Company may borrow up to $3,000,000 at an interest rate of 12% per annum, with interest payable on a monthly basis. The note contains no prepayment penalties and matures June 30, 2015, on which date all unpaid principal and accrued but unpaid interest thereon is due and payable. The note, under certain circumstances, permits River City Equity to obtain a security interest in substantially all of the Company’s assets, excluding any equity interest in AlphaGraphics. As of December 31, 2014, $2,000,000 was due under this arrangement. Interest expense for 2014 and 2013 on the related party note payable was approximately $252,000 and $330,000, respectively.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	Subsequent Events –

On January 2, 2015, a subsidiary closed on a seven location Cricket retail store asset purchase agreement (see note 15).

2015 Stock Incentive Plan

The Board of Directors adopted the Company’s new 2015 Stock Incentive Plan effective February 6, 2015. The plan replaces the Company’s earlier adopted 2008 Stock Incentive Plan, which the board terminated effective February 6, 2015. There were no incentives issued or outstanding under the terminated plan.

The Board of Directors, or a committee of the board, will administer the 2015 Stock Incentive Plan and will have complete authority to award incentives, to interpret the plan and to make any other determination which it believes necessary and advisable for the proper administration of the plan. A total of 100,000 shares of common stock were reserved in connection with the adoption of the 2015 Stock Incentive Plan.

The new plan permits the granting of incentives in any one or a combination of the following forms:

•	stock options, including options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, as “qualified” or “incentive” stock options;
•	stock appreciation rights (often referred to as “SARs”) payable in shares of common stock;
•	restricted stock and restricted stock units;
•	performance awards of cash, stock or property; and
•	stock awards.

Employment Agreement with Angel Donchev

Effective February 9, 2015, the Company entered into a three-year employment agreement with Mr. Angel Donchev. Under the agreement, Mr. Donchev will serve as the Company’s “Chief Investment Officer” charged with managing the Company’s acquisition strategy and acquisition efforts. In that role, Mr. Donchev will earn a base salary of $235,000, and be eligible for a discretionary annual performance-based cash bonus targeted at $200,000. The employment agreement also contains other customary terms and conditions respecting company property, confidential information, early termination for cause, and early termination without cause, by either party, upon at least 30 days prior written notice.

The Company retained Mr. Donchev, who has significant experience in evaluating, negotiating and managing acquisition transactions, as part of its strategy to grow profitability through the acquisition of established companies, as well as diversify the industries and geographies in which its subsidiary holdings operate.

In connection with the employment agreement, the Company granted Mr. Donchev a stock option providing him with the ten-year right to purchase up to 65,000 shares of the Company’s common stock at an exercise price of $6.00 per share. The option vests in three annual and near-equal installments on each of February 8, 2016, 2017 and 2018. The stock option grant is evidenced by a stock option agreement entered into effective February 9, 2015. The option granted to Mr. Donchev was issued under the Company’s new 2015 Stock Incentive Plan approved by the Board of Directors effective February 6, 2015.

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

As of December 31, 2014, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2014.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2014 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. KLJ and Associates, LLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2014.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We began documenting and evaluating the effectiveness of controls and procedures related to the AlphaGraphics subsidiary upon completion of our acquisition of that company. We have assessed and incorporated the design and operating effectiveness of the disclosure controls and internal controls over financial reporting and changes in internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 9B    OTHER INFORMATION

None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Our Board of Directors consists of Richard E. Miller, Ellery Roberts, Gay Burke, Lawrence Berger, and John Quandahl. The following table sets forth the name and position of each of our current directors and executive officers.

Name	Age	Positions
John Quandahl	48	Chief Executive Officer, Chief Operating Officer and Director
Steve Irlbeck	50	Chief Financial Officer
Rich Horner	51	Secretary, Wyoming Financial Lenders
Richard Miller	67	Director (Chairman)
Ellery Roberts	44	Director
Gay Burke	60	Director
Lawrence Berger	43	Director

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

Rich Horner, the Company’s Secretary of Wyoming Financial Lenders, joined Wyoming Financials Lenders in 2000 as its general manager. Since that time, he has served as the Wyoming Financial Lenders controller from 2007 to present. Mr. Horner was promoted to Vice President of Wyoming Financial Lenders in January 2009 and named Secretary January 13, 2015. Prior to joining Wyoming Financial Lenders, Mr. Horner served in a finance and budgetary capacity for InfoUSA. Mr. Horner has an MBA in finance and management from the University of Nebraska-Omaha.

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

Ellery Roberts was appointed by the Board of Directors to serve as a director on May 10, 2010. Mr. Roberts brings over 18 years of private equity investing experience to our company.  Mr. Roberts has been the Chairman and Chief Executive Officer of 1847 Holdings LLC since its inception on January 22, 2013.  Prior to the formation of 1847 Holdings LLC, Mr. Roberts served as the managing member of The 1847 Companies LLC, a buyer and operator of two lower-middle market businesses recapitalized in 2012.  Prior to The 1847 Companies, LLC, Mr. Roberts was the co-founder and was co-managing principal from October 2009 to June 2011 of RW Capital Partners LLC, the recipient of a “Green Light” letter from the U.S. Small Business Administration (SBA).  Mr. Roberts was a founding member of Parallel Investment Partners, LP (formerly SKM Growth Investors, LP), or Parallel, a Dallas-based private equity fund focused on re-capitalizations, buyouts and growth capital investments in lower middle market companies throughout the United States. During his tenure at Parallel, Mr. Roberts held the position of Managing Director from January 2004 to September 2009, Vice President from January 2003 to December 2003 and Senior Associate from January 2000 to December 2002.  Mr. Roberts was responsible for approximately $400 million in invested capital across two funds.  Also during his tenure with Parallel, Mr. Roberts sat on the boards of Environmental Lighting Concepts, Hat World Corporation, Senex Financial Corporation, Builders TradeSource Corporation, Action Sports, Weisman Discount Home Centers, Winnercom, Mealey’s Furniture, Regional Management Corporation, Marmalade Cafes, and Diesel Service and Supply (all of which are private companies).  Prior to Parallel, Mr. Roberts was a Vice President with Lazard Group LLC (NYSE: LAZ), or Lazard, from July 1997 to December 2000.   While at Lazard, he focused on and also gained experience in the home building, health care, retail, industrial and lodging sectors.  Prior to joining Lazard in 1997, Mr. Roberts was a Senior Financial Analyst with Colony Capital, Inc. from July 1995 to June 1996, where he analyzed and executed transactions for Colony Investors II, L.P., a $625 million private equity fund.  Prior to that, he was a Financial Analyst with the Corporate Finance Division of Smith Barney Inc. (now known as Morgan Stanley Smith Barney LLC) from January 1994 to June 1995 where he participated in a wide variety of investment banking activities.  During his career Mr. Roberts has been directly involved with over $3.0 billion in direct private equity investments.  Mr. Roberts received his B.A. degree in English from Stanford University.

Gay A. Burke was appointed to the Board of Directors on October 1, 2014 at the direction of BC Alpha Holdings I, consistent with certain director-appointment rights granted to that company in the AlphaGraphics Merger Agreement. Currently, Ms. Burke serves as Executive Chairman of AlphaGraphics, Inc., a title she has held since April 2014. In addition, from January 2013 to April 2014 she served as Chairman of AlphaGraphics, Inc., and she also served as Interim President from August 2014 to February 2015. She is currently Chair of the Board of J&P Park Acquisitions, Inc., where she also  served as President through December 2014 and Chair of the Board and President of Restorers Acquisition, Inc. from January 2013 to the current and where she also served as President through October 2014.  She is also a member of the Board of Directors of Scrubs AC, Inc. and Spencer N. Enterprises. Ms. Burke began her professional career as an attorney, focusing on transactional taxation, business law and mergers and acquisitions in a variety of industries including telecommunications, oil and gas and real estate. Prior to joining Western Capital’s board, Ms. Burke was an officer of Pumpkin Masters LLC from 1993 to 2005, and the Chief Executive Officer of that company from 1997 to 2004. In addition, Ms. Burke was an officer of Rauch Industries, Inc. from October 2004 to March 2005, a director of PJCOMN Acquisition Corporation from January 2006 to September 2007, an officer, director, Executive Chair and Interim Chief Executive Officer of Houston Harvest, Inc. from approximately January 2007 to August 2008, and a director of FMW, Inc. from February 2009 to June 2009. Ms. Burke received her Juris Doctor with distinction in 1981 from the University of Nebraska and her Bachelor of Science in Interpersonal Communications in 1975 from Nebraska Wesleyan University.

Lawrence Berger was appointed to the Board of Directors on October 1, 2014 at the direction of BC Alpha Holdings I, consistent with certain director-appointment rights granted to that company in the AlphaGraphics Merger Agreement. Mr. Berger served as the Managing Director of Investments for Blackstreet Capital Management, LLC since 2006. Prior to joining Western Capital’s board, Mr. Berger participated in private equity investments in excess of $200 million of equity while working for The Washington Post Company from 1997 to 2000, Watergate Holdings from 2002 to 2003, and Ames Watson Capital, LLC from 2003 to 2006. In addition, from 1994 to 1996, Mr. Berger worked as an associate at Boston Consulting Group. Currently, Mr. Berger is Chairman of the Board of Distinctive Apparel, Inc. and serves on the Board of Directors of J&P Park Acquisitions, Inc., Pasta Pomodoro, Inc., and Bijoux Nouveau, Inc. Mr. Berger received a Bachelor of Science in Economics degree in 1994 from the Wharton School of the University of Pennsylvania and a Master of Business Administration in 2000 from the Wharton School of the University of Pennsylvania, where he was also a Price Fellow.

Under our corporate bylaws, all of our directors serve for indefinite terms expiring upon the next annual meeting of our shareholders.

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on the industry and transactional experience, and other background, in addition to any unique skills or attributes associated with a director. With regard to Mr. Quandahl, the Board of Directors considered his significant experience, expertise and background with regard to accounting, financial and tax matters, his particular experience with the payday lending industry as well as retail operations, and his demonstrated experience and skills in managing and evaluating the coordination and integration of the Company’s two principal operating segments. With regard to Mr. Miller, the Board of Directors considered his leadership experience as well as his background and experience in retail operations. With regards to Mr. Roberts, the Board of Directors considered his extensive experience in finance and capital structures, his prior board leadership experience as well as his prior experience in retail operations. With regards to Ms. Burke, the Board of Directors considered her extensive leadership and breadth of experience in diverse business operations, tax and finance, as well as her legal background. Finally, with regards to Mr. Berger, the Board of Directors considered his diverse board experience and his particular experience with equity investments and acquisitions.

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
35

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

CODE OF ETHICS

We have adopted a Code of Ethics which governs the conduct of our officers, directors and employees in order to promote honesty, integrity, loyalty and the accuracy of our financial statements. Our Code of Ethics was amended and restated effective as of May 14, 2014, and a copy of that amended and restated Code of Ethics is filed as an exhibit to this report. You may obtain a copy of the Code of Ethics without charge by writing us and requesting a copy, attention: John Quandahl, 11550 “I” Street, Omaha, Nebraska 68137. You may also request a copy by calling us at (402) 551-8888.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and Nasdaq. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us by our officers and directors and by WCR, LLC and BC Alpha Holdings I, LLC, we believe that all such filings were filed on a timely basis for fiscal year 2014.

ITEM 11    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of Western Capital during the year ended December 31, 2014; and (ii) each other individual that served as an executive officer of Western Capital at the conclusion of the year ended December 31, 2014 and who received more than $100,000 in the form of salary and bonus during such fiscal year. For purposes of this report, these individuals are collectively referred to as our “named executives.”

Name and Principal Position		Salary	Bonus	Total
John Quandahl (1)	2014	$246,000	$81,000	$327,000
Pres. and Chief Executive Officer	2013	$246,000	$77,332	$323,332
Steve Irlbeck (2)	2014	$165,000	$81,000	$246,000
Chief Financial Officer	2013	$165,000	$75,000	$240,000
Rich Horner (3)	2014	$175,000	$60,500	$235,500
Secretary of WFL	2013	$175,000	$60,000	$235,000

(1)	Mr. Quandahl is our President and Chief Executive Officer. Mr. Quandahl also serves as our Chief Operating Officer, a position he has held since November 29, 2007. Mr. Quandahl became our President and Chief Executive Officer on January 1, 2009. From January 1, 2009 through May 10, 2011, Mr. Quandahl also served as interim our Chief Financial Officer.

(2)	Mr. Irlbeck is our Chief Financial Officer, a position he has held since May 10, 2011. Prior to May 10, 2011, Mr. Irlbeck was our Senior Director of Accounting.

(3)	Mr. Horner is our Controller, and became an Officer of the WFL subsidiary in January 2009.

We had no outstanding equity awards as of December 31, 2014 for any named executives.

EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

We do not currently have change-in-control agreements with any named executives or any other current members of our executive management. On April 11, 2013, we entered into an Amended and Restated Employment Agreement with our Chief Executive Officer, Mr. John Quandahl, to be effective as of April 1, 2013. The amended and restated agreement has a term of three years and contains other terms and conditions that are identical to those of the original agreement which had expired. Specifically, the amended and restated agreement provides an annual base salary and eligibility for an annual performance-based cash bonus pool for management. The amended and restated agreement also contains customary non-solicitation and non-competition provisions as well as provisions for severance payments upon termination by the Company without cause or upon termination by Mr. Quandahl with good reason. Pursuant to the management bonus plan, management bonuses of approximately $352,000 and $329,000 were approved by our Board of Directors for 2014 and 2013, respectively.

COMPENSATION OF DIRECTORS

Name and Principal Position		Compensation	Other Annual Compensation	Total
Richard Miller (1)	2014	$-	$100,000	$100,000
Chairman	2013	$-	$100,000	$100,000
Ellery Roberts (2)	2014	$50,000	$-	$50,000
Director	2013	$50,000	$-	$50,000
Angel Donchev (3)	2015	$-	$-	$-
Director	2013	$-	$-	$-
Thomas Ripley (4)	2014	$8,000	$-	$8,000
Director	2013	$8,000	$-	$8,000
Gay A. Burke (5)	2014	$-	$-	$-
Director	2013	$-	$-	$-
Lawrence Berger (6)	2014	$-	$-	$-
Director	2013	$-	$-	$-

(1)	Mr. Miller provides management consulting services to the Company in addition to his services as Chairman of the Board. In accordance with the consulting agreement, his compensation is $100,000 per year.
(2)	Mr. Roberts served on a special committee of the Board of Directors. In connection with this service, the Board of Directors approved the payment of compensation to Mr. Roberts in the amount of $50,000 for years 2013 and 2012.
(3)	Mr. Donchev resigned from the Board of Directors effective October 1, 2014.
(4)	Mr. Ripley resigned from the Board of Directors effective October 1, 2014.
(5)	Ms. Burke was appointed to the Board of Directors effective October 1, 2014.
(6)	Mr. Berger was appointed to the Board of Directors effective October 1, 2014.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of the close of business on March 30, 2015, we had outstanding 5,997,588 shares of common stock. Each share of capital stock is currently entitled to one vote on all matters put to a vote of our shareholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 30, 2015, by:

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

Name and Address	Common Shares Beneficially Owned (1)	Percentage of Common Shares (1)
Richard Miller	84,166	1.40%
Ellery Roberts	-	-%
Lawrence Berger	-	-%
Gay A. Burke	-	-%
Rich Horner	5,000	* %
Steve Irlbeck	10,000	* %
John Quandahl	10,000	* %
All current executive officers and directors as a group (2)	109,166	1.88%
WCR, LLC (3) c/o Blackstreet Capital Management, LLC 5425 Wisconsin Avenue Suite #701 Chevy Chase, MD 20815	2,721,396	45.37%
BC Alpha Holdings I, LLC (4) c/o Blackstreet Capital Management, LLC 5425 Wisconsin Avenue Suite #701 Chevy Chase, MD 20815	2,986,823	49.80%

* less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Consists of Messrs. Miller, Roberts, Berger, Irlbeck, Horner and Quandahl and Ms. Burke.

(3)	Share figures contained in the table are taken from WCR, LLC’s most recent filing under §13 of the Securities Exchange Act of 1934, filed on October 14, 2014.

(4)	Share figures contained in the table are taken from BC Alpha Holdings I, LLC’s most recent filing under §13 of the Securities Exchange Act of 1934, filed on October 14, 2014.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND TRANSACTIONS

On October 18, 2011 (and later amended on December 7, 2012, March 21, 2014 and September 30, 2014), we entered in a borrowing arrangement with River City Equity, Inc. Under this arrangement as amended, we may borrow up to $3,000,000 at an interest rate of 12% per annum, with interest payable on a monthly basis. The note contains no prepayment penalties and matures June 30, 2015, on which date all unpaid principal and accrued but unpaid interest thereon is due and payable. The note, under certain circumstances, permits River City Equity to obtain a security interest in substantially all of our assets, excluding any equity interest in AlphaGraphics. As of December 31, 2014, $2,000,000 was due under this arrangement.

After the initial advancement from River City Equity under the borrowing arrangement, a family member of the Company’s Chief Executive Officer obtained an ownership interest in River City Equity. Since such time, there have been additional advances of funds under the borrowing arrangement. The Board of Directors has been apprized of the fact that, subsequent to the transactions creating the arrangement with River City Equity, that entity has become a “related party” under applicable SEC disclosure rules. We may in the future seek further advances from the remaining amount available under the borrowing arrangement. In any such case, advances will be approved in the manner required under the board’s related-party transaction policy discussed below.

RELATED-PARTY TRANSACTION POLICY

The Board of Directors has adopted a written Conflict of Interest and Related Party Transaction Policy. That policy governs the approval of all related-party transactions, subject only to certain customary exceptions (e.g., compensation, certain charitable donations, transactions made available to all employees generally, etc.). The policy contains a minimum dollar threshold of $5,000.

The entire Board of Directors administers the policy and approves any related-party transactions. At each calendar year’s first regularly scheduled meeting, management discloses any known related-party transactions to be entered into by the Company for that calendar year, including the proposed aggregate value of such transactions if applicable. After full disclosure of all material facts, review and discussion, the board votes whether to approve the proposed transactions. If a related-party transaction will be ongoing, the board may establish guidelines for management to follow in its ongoing dealings with the related party. However, management is generally required to update the board as to any material change to the related-party transactions approved at the first calendar year meeting.

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

The Board of Directors does have a standing Compensation Committee and Audit Committee. The Compensation Committee is composed of Mr. Roberts. The Audit Committee is composed of Messrs. Roberts and Berger, with Mr. Roberts serving as the chairperson. The Board of Directors has determined that only Mr. Roberts is “independent,” as such term is defined in Section 5605(a)(2) of the Nasdaq listing rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. The preceding disclosure respecting director independence is required under applicable SEC rules. However, as a corporation whose shares are listed for trading on the OTCQB, we are not required to have any independent directors at all on its Board of Directors, or any independent directors serving on any particular committees of the Board of Directors.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees we were billed for audit and non-audit services rendered for fiscal years 2014 and 2013. Our principal accountant, KLJ and Associates, LLP, reviewed our quarterly filings and audited the Company’s consolidated financial statements for the year 2014 and 2013.

	2014	2013
Audit Fees	$71,500	$54,070
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$71,500	$54,070

KLJ and Associates, LLP did not perform any other tax-related or other services for fees during fiscal 2014 and 2013.

Audit Fees. The fees identified under this caption were for professional fees rendered in connection with the audit of our annual consolidated financial statements, review of our quarterly condensed consolidated financial statements and statutory and regulatory filings and engagements for the years identified.

Approval Policy. Our Audit Committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firms in years ended 2014 and 2013 were pre-approved by the Audit Committee.

PART IV

ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among the registrant, WCRS Acquisition Co., LLC, and BC Alpha Holdings II, LLC, dated August 29, 2014 (incorporated by reference to the registrant’s current report on Form 8-K filed on September 5, 2014).
3.1	Amended and Restated Articles of Incorporation, filed with the Minnesota Secretary of State on May 25, 2007 (incorporated by reference to the registrant’s annual report on Form 10-K filed on April 7, 2008) (see also Exhibits 3.2 through 3.6 below).
3.2	Amendment to Amended and Restated Articles of Incorporation, filed with the Minnesota Secretary of State on December 27, 2007 (incorporated by reference to the registrant’s annual report on Form 10-K filed on April 7, 2008).
3.3	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to the registrant’s current report on Form 8-K filed on January 7, 2008).
3.4	Amendment to Articles of Incorporation, filed with the Minnesota Secretary of State on March 18, 2008 (incorporated by reference to the registrant’s annual report on Form 10-K filed on April 7, 2008).
3.5	Amendment to Articles of Incorporation, filed with the Minnesota Secretary of State on July 29, 2008 (incorporated by reference to the registrant’s current report on Form 8-K filed on July 29, 2008).
3.6	Amendment to Articles of Incorporation, filed with the Minnesota Secretary of State on March 30, 2010 (incorporated by reference to the registrant’s current report on Form 8-K filed on April 2, 2010).
3.7	Amendment to Articles of Incorporation, filed with the Minnesota Secretary of State on June 23, 2014 (incorporated by reference to the registrant’s quarterly report on Form 10-Q filed on August 12, 2014).
3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on June 23, 2008).
3.9	Amendment to Amended and Restated Bylaws dated May 30, 2014 (incorporated by reference to the registrant’s quarterly report on Form 10-Q filed on August 12, 2014).
10.1	2008 Stock Incentive Plan (incorporated by reference to the registrant’s annual report on Form 10-K filed on April 7, 2008). (1)
10.2	2015 Stock Incentive Plan (incorporated by reference to the registrant’s current report on Form 8-K filed on February 9, 2015).
10.3	Form of Stock Option Agreement for use with 2015 Stock Incentive Plan (incorporated by reference to the registrant’s current report on Form 8-K filed on February 9, 2015).
10.4	Term Promissory Note in principal amount of $1,000,000 in favor of John Quandahl (incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-1/A filed with the SEC on November 24, 2008).

10.5	Term Promissory Note in principal amount of $1,000,000 in favor of Mark Houlton (incorporated by reference to Exhibit 10.8 to the registrant’s registration statement on Form S-1/A filed with the SEC on November 24, 2008).
10.6	Form of Security Agreement with Charles Payne, John Quandahl and Mark Houlton (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-1/A filed with the SEC on November 24, 2008).
10.7	Promissory Note delivered in favor of River City Equity, Inc. dated as of October 18, 2011 (incorporated by reference to Exhibit 10.11 to registrant’s annual report on Form 10-K filed on March 30, 2012).
10.8	Security Agreement delivered in favor of River City Equity, Inc. dated as of October 18, 2011 (incorporated by reference to Exhibit 10.12 to registrant’s annual report on Form 10-K filed on March 30, 2012).
10.9	Consulting Agreement with Ric Miller Consulting, Inc. dated as of April 1, 2010 (incorporated by reference to Exhibit 10.17 to registrant’s annual report on Form 10-K filed on March 30, 2012).
10.10	Amended and Restated Employment Agreement with John Quandahl dated as of April 1, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on May 14, 2013).
10.11	Amended and Restated Management Agreement with Blackstreet Capital Management, LLC, dated June 21, 2012 (incorporated by reference to Exhibit 10.3 to registrant’s quarterly report on Form 10-Q filed on August 14, 2012.).
10.12	Amendment to Amended and Restated Management Agreement with Blackstreet Capital Management, LLC, dated October 1, 2014 (filed herewith).
10.13	Employment Agreement with Angel Donchev dated as of February 9, 2015 (incorporated by reference to the registrant’s current report on Form 8-K filed on February 9, 2015).
14	Code of Ethics (amended and restated as of May 14, 2014) (filed herewith).
21	List of Subsidiaries (filed herewith).
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Schema Document (filed herewith).
101.CAL	XBRL Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Definition Linkbase Document (filed herewith).
101.LAB	XBRL Label Linkbase Document (filed herewith).
101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Capital Resources, Inc.

/s/ John Quandahl	3/31/15
John Quandahl

Chief Executive Officer

/s/ Steve Irlbeck	3/31/15
Steve Irlbeck

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Quandahl	3/31/15	/s/ Richard Miller	3/31/15
John Quandahl, Director, Chief Executive Officer, Chief Operating Officer (principal executive officer)		Richard Miller, Director (Chairman) /s/ Ellery Roberts	3/31/15
/s/ Steve Irlbeck	3/31/15	Ellery Roberts, Director /s/ Gay A. Burke	3/31/15
Steve Irlbeck, Chief Financial Officer (principal financial officer and principal accounting officer)		Gay A. Burke, Director
		/s/ Lawrence Berger	3/31/15
Lawrence Berger, Director

