Form 10-Q
period 2015-03-31
WESTERN CAPITAL RESOURCES, INC.
filed 2015-05-14
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2015, the registrant had outstanding 5,997,588 shares of common stock, as adjusted for our reverse stock split, no par value per share.

Western Capital Resources, Inc.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (Unaudited)	December 31, 2014
ASSETS

CURRENT ASSETS
Cash	$3,336,043	$4,273,350
Loans receivable (less allowance for losses of $1,065,000 and $1,219,000, respectively)	4,103,737	5,331,266
Accounts receivable (less allowance for losses of $95,000 and $59,405, respectively)	1,234,393	1,135,127
Inventory	2,291,000	2,340,824
Prepaid expenses and other	1,392,767	1,435,918
Deferred income taxes	607,000	644,000
TOTAL CURRENT ASSETS	12,964,940	15,160,485

PROPERTY AND EQUIPMENT, net	1,220,274	1,197,710

GOODWILL	13,178,868	12,956,868

INTANGIBLE ASSETS, net	7,356,953	7,248,793

OTHER	382,020	198,408

TOTAL ASSETS	$35,103,055	$36,762,264

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,463,318	$6,025,920
Income taxes payable	131,003	755,615
Current portion notes payable	2,500,000	3,500,000
Current portion capital lease obligations	37,246	42,240
Deferred revenue and other	645,246	638,068
TOTAL CURRENT LIABILITIES	8,776,813	10,961,843

LONG-TERM LIABILITIES
Notes payable, net of current portion	1,250,000	1,625,000
Capital lease obligations, net of current portion	25,678	31,481
Deferred income taxes	4,003,000	3,939,000
Other	118,702	114,514
TOTAL LONG-TERM LIABILITIES	5,397,380	5,709,995

TOTAL LIABILITIES	14,174,193	16,671,838

COMMITMENTS AND CONTINGENCIES (Note 11)

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, no par value, 12,500,000 shares authorized, 5,997,588 issued and outstanding.	-	-
Additional paid-in capital	22,703,745	22,703,745
Accumulated deficit	(1,785,633)	(2,621,692)
TOTAL WESTERN SHAREHOLDERS’ EQUITY	20,918,112	20,082,053

NONCONTROLLING INTERESTS	10,750	8,373

TOTAL EQUITY	20,928,862	20,090,426

TOTAL LIABILITIES AND EQUITY	$35,103,055	$36,762,264

See notes to condensed consolidated financial statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
REVENUES
Retail sales and associated fees	$7,505,748	$5,877,792
Financing fees and interest	2,585,394	2,711,810
Royalty and franchise fees, net	2,705,157	-
Other revenue	1,645,532	1,031,562
	14,441,831	9,621,164

COST OF REVENUES
Cost of goods sold	4,508,255	3,575,827
Provisions for loans receivable losses	326,210	336,863
Other	195,678	-
Total Costs of Revenues	5,030,143	3,912,690

GROSS PROFIT	9,411,688	5,708,474

OPERATING EXPENSES
Salaries, wages and benefits	4,216,114	2,557,771
Occupancy	1,307,229	1,148,560
Advertising and development	256,495	87,533
Depreciation	104,082	86,562
Amortization	103,840	24,758
Other	1,941,221	946,283
	7,928,981	4,851,467

OPERATING INCOME	1,482,707	857,007

OTHER INCOME (EXPENSES):
Interest income	1,354	-
Interest expense	(105,975)	(80,174)
	(104,621)	(80,174)

INCOME BEFORE INCOME TAXES	1,378,086	776,833

INCOME TAX EXPENSE	539,650	288,000

NET INCOME	838,436	488,833

Less net income attributable to noncontrolling interests	(2,377)	-

NET INCOME ATTRIBUTABLE TO WESTERN SHAREHOLDERS	$836,059	$488,833

EARNINGS PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
Basic and diluted	$0.14	$0.16

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	5,997,588	3,011,008

See notes to condensed consolidated financial statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
OPERATING ACTIVITIES
Net Income	$838,436	$488,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	104,082	86,562
Amortization	103,840	24,758
Deferred income taxes	101,000	162,000
Changes in operating assets and liabilities:
Loans receivable	1,227,529	1,240,990
Accounts receivable	(99,266)	-
Inventory	49,824	29,527
Prepaid expenses and other assets	(190,461)	(277,714)
Accounts payable and accrued liabilities	(1,187,214)	(185,005)
Deferred revenue and other current liabilities	7,178	-
Accrued liabilities and other	4,188	(62,731)
Net cash provided by operating activities	959,136	1,507,220

INVESTING ACTIVITIES
Purchase of property and equipment	(70,646)	(113,688)
Acquisition of stores	(440,000)	-
Net cash used by investing activities	(510,646)	(113,688)

FINANCING ACTIVITIES
Payments on notes payable – long-term	(1,375,000)	(1,050,000)
Payments on capital leases	(10,797)	-
Net cash used by financing activities	(1,385,797)	(1,050,000)

NET (DECREASE) INCREASE IN CASH	(937,307)	343,532

CASH
Beginning of period	4,273,350	1,983,835
End of period	$3,336,043	$2,327,367

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$1,133,458	$6,831
Interest paid	$114,523	$105,966

Noncash investing and financing activities:
Deposit applied to purchase of intangibles	$50,000	$-

See notes to condensed consolidated financial statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2014. The condensed consolidated balance sheet at December 31, 2014, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

References in these financial statements notes to “Company” or “we” refer to Western Capital Resources, Inc. and its subsidiaries. References to specific companies within our enterprise, such as “PQH” or “AGI,” are references only to those companies. Western Capital Resources, Inc. (“WCR”) is a holding company owning operating subsidiaries, with the percentage of each operating subsidiary owned shown parenthetically, as summarized below.

•	Franchise
o	AlphaGraphics, Inc. (AGI) (99.2% – acquired October 1, 2014) – franchisor of 245 domestic and 32 international AlphaGraphics Business Centers specializing in the planning, production, and management of visual communications for businesses and individuals throughout the world.

•	Cellular Retail
o	PQH Wireless, Inc. (PQH) (100%) – owns and operates cellular retail stores (68 as of March 31, 2015) as an exclusive dealer of the Cricket brand, in 15 states—Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon, Texas, Washington, and Wisconsin.

•	Consumer Finance
o	Wyoming Financial Lenders, Inc. (WFL) (100%) – owns and operates “payday” stores (50 as of March 31, 2015) in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming) providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

o	Express Pawn, Inc. (EPI) (100%) – owns and operates retail pawn stores (three as of March 31, 2015) in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of merchandise obtained from forfeited pawn loans or purchased from customers.

Basis of Consolidation

The consolidated financial statements include the accounts of the WCR, its wholly owned subsidiaries and other entities in which the Company owns a controlling financial interest. For financial interests in which the Company owns a controlling financial interest, the Company applies the guidance of ASC 810 applicable to reporting the equity and net income or loss attributable to noncontrolling interests. All significant intercompany balances and transactions of the Company have been eliminated in consolidation.

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

Net Income Per Common Share

Basic net income per common share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period, including stock options, using the treasury stock method.  Options to purchase 65,000 shares granted under the 2015 Stock Incentive Plan effective February 6, 2015 (see Note 12) were outstanding at March 31, 2015. These options have a strike price in excess of the market price as of March 31, 2015, were antidilutive and therefore were not included in the computation of diluted earnings per share. Thus, there were no dilutive common shares as of March 31, 2015 and 2014.

Segment Reporting

The Company has grouped its operations into four segments – Franchise segment, Cellular Retail segment, Consumer Finance segment and Acquisitions and Corporate Management. The Franchise segment specializes in the planning, production, and management of visual communications for businesses and individuals. The Cellular Retail segment is an authorized Cricket premier dealer selling cellular phones and accessories, providing ancillary services and accepting service payments from customers. The Consumer Finance segment provides financial and ancillary services and also sells used merchandise at retail pawn stores. The Acquisitions and Management segment is Company activities related to acquisitions and subsequent management and oversight of acquired businesses.

Reclassifications

Certain Statement of Income reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the three months ended March 31, 2015.

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

In addition, the passage of federal or state laws and regulations or changes in interpretations of them could, at any point, essentially prohibit the Company from conducting its lending business in its current form. Any such legal or regulatory change would certainly have a material and adverse effect on the Company, its operating results and its financial condition and prospects.

3.	Loans Receivable –

At March 31, 2015 and December 31, 2014, the Company’s outstanding loans receivable aging was as follows:

March 31, 2015
	Payday	Installment	Pawn & Title	Total
Current	$3,406,951	$224,884	$282,940	$3,914,775
1-30	197,788	36,010	-	233,798
31-60	179,195	25,378	-	204,573
61-90	211,297	13,924	-	225,221
91-120	198,151	5,801	-	203,952
121-150	178,516	2,046	-	180,562
151-180	203,465	2,391	-	205,856
	4,575,363	310,434	282,940	5,168,737
Less Allowance	(988,000)	(77,000)	-	(1,065,000)
	$3,587,363	$233,434	$282,940	$4,103,737

December 31, 2014
	Payday	Installment	Pawn & Title	Total
Current	$4,387,393	$321,634	$372,805	$5,081,832
1-30	305,382	47,321	-	352,703
31-60	223,465	24,791	-	248,256
61-90	236,072	11,799	-	247,871
91-120	206,705	5,438	-	212,143
121-150	200,101	1,984	-	202,085
151-180	204,804	572	-	205,376
	5,763,922	413,539	372,805	6,550,266
Less Allowance	(1,147,000)	(72,000)	-	(1,219,000)
	$4,616,922	$341,539	$372,805	$5,331,266

4.	Loans Receivable Allowance –

As a result of the Company’s collection efforts, it historically writes off approximately 41% of the returned payday items.  Based on days past the check return date, write-offs of payday returned items historically have tracked at the following approximate percentages: 1 to 30 days – 41%; 31 to 60 days – 65%; 61 to 90 days – 82%; 91 to 120 days – 88%; and 121 to 180 days – 91%.

A roll forward of the Company’s loans receivable allowance is as follows:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Loans receivable allowance, beginning of period	$1,219,000	$1,215,000
Provision for loan losses charged to expense	326,210	1,817,822
Charge-offs, net	(480,210)	(1,813,822)
Loans receivable allowance, end of period	$1,065,000	$1,219,000

5.	Intangible Assets –

Intangible assets consisted of the follows:

	March 31, 2015	December 31, 2014
Amortizable Intangible Assets:
Customer relationships	$5,136,912	$4,924,912
Acquired franchisee agreements	5,227,112	5,227,112
Amortizable Intangible Assets, net	10,364,024	10,152,024
Less accumulated amortization	(5,789,363)	(5,685,523)
Net Amortizable Intangible Assets	4,574,661	4,466,501
Non-amortizable Trademarks	2,782,292	2,782,292
Intangible Assets, net	$7,356,953	$7,248,793

6.	Other Noncurrent Asset –

Other Non-Current Assets include $162,000 for a note receivable. Our agreement with the borrower includes an approximate 50% forgiveness of principal if, among other terms and conditions, required payments under the agreement are received. The agreement provides for monthly payments of principal over a 5 year term.

7.	Deferred Revenue and Other Liabilities –

Deferred revenue and other liabilities consisted of the following:

	March 31, 2015	December 31, 2014
Deferred financing fees	$223,646	$284,231
Deferred franchise fees	321,600	281,837
Other	100,000	72,000
Total	$645,246	$638,068

8.	Notes Payable – Long Term –

	March 31, 2015	December 31, 2014
Note payable (with a credit limit of $3,000,000) to River City Equity, Inc., a related party, with interest payable monthly at 12% due June 30, 2015 and upon certain events can be collateralized by substantially all assets of WCR, excluding any equity interest in AGI	$1,000,000	$2,000,000
Subsidiary note payable to a financial institution with quarterly principal payments of $375,000 plus interest at prime rate plus 2.5% (5.75% as of March 31, 2015), secured by the AGI’s assets, maturing June 2017	2,750,000	3,125,000
Total	3,750,000	5,125,000
Less current maturities	(2,500,000)	(3,500,000)
	$1,250,000	$1,625,000

The Company’s term note payable with a financial institution includes certain financial covenants. Management has determined that the Company was in compliance with these financial covenants as of March 31, 2015.

As part of the lending agreement, AGI may draw on a $1,000,000 line of credit (LOC). The LOC bears interest at the greater of (a) the prime rate plus 2.50% or (b) the LIBOR rate plus 5.50%. The LOC matures on August 30, 2017. There was no activity on this LOC during the period ended March 31, 2015 and there was no balance outstanding as of March 31, 2015.

9.	Other Expense –

A breakout of other expense is as follows:

	For the Three Months Ended March 31,
	2015	2014
Bank fees	$149,523	$112,493
Collection costs	111,319	123,521
Insurance	82,795	47,453
Management and consulting fees	149,502	111,822
Professional fees	406,032	184,565
Supplies	170,514	132,150
Other	871,536	234,279
	$1,941,221	$946,283

10.	Segment Information –

The Company has grouped its operations into four segments in 2015 and three segments in 2014 – Franchise (acquired October 1, 2014, Cellular Retail, Consumer Finance, and Acquisitions and Management (beginning January 1, 2015). The Franchise segment offers franchise ownership opportunities for customized marketing solutions. The Cellular Retail segment is a dealer for Cricket Wireless selling cellular phones and accessories, ancillary services and serving as a payment center for customers. The Consumer Finance segment provides financial and ancillary services and also sells used merchandise at retail pawn stores. The Acquisitions and Management segment is Company activities related to acquisitions and subsequent management and oversight of acquired businesses.

Segment information related to the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31, 2015
	Franchise	Cellular Retail	Consumer Finance	Acquisition and Management	Total

Revenues from external customers	$3,195,661	$8,152,158	$3,094,012	$-	$14,441,831
Net income (loss)	$299,079	$326,632	$285,781	$(73,056)	$838,436
Total segment assets	$10,044,892	$9,528,244	$15,529,919	$-	$35,103,055

	For the Three Months Ended March 31, 2014
	Franchise	Cellular Retail	Consumer Finance	Acquisition and Management	Total

Revenues from external customers	$-	$6,454,533	$3,166,631	$-	$9,621,164
Net income (loss)	$-	$136,036	$352,797	$-	$488,833
Total segment assets	$-	$8,745,855	$14,969,327	$-	$23,715,182

11.	Commitments and Contingencies –

Employment Agreements

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

On April 11, 2013, the Company entered into an Amended and Restated Employment Agreement with its Chief Executive Officer, Mr. John Quandahl. The amended and restated agreement has a term of three years and contains, among other terms and conditions, for a provision for an annual performance-based cash bonus pool for management. Pursuant to the management bonus plan, management bonuses of approximately $95,000 and $58,000 were accrued as of and for the three months ended March 31, 2015 and 2014, respectively.

The Company has also entered into several employment agreements with certain members of subsidiary management. The terms of each agreement are different. However, one or all of these agreements include stipulated base salary and bonus potential. Pursuant to the agreements, bonuses of approximately $87,000 were accrued for the three months ended March 31, 2015.

12.	Shareholders’ Equity –

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

The new plan permits the granting of incentives in any one or a combination of the following forms:

•	stock options, including options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, as “qualified” or “incentive” stock options;
•	stock appreciation rights (often referred to as “SARs”) payable in shares of common stock;
•	restricted stock and restricted stock units;
•	performance awards of cash, stock or property; and
•	stock awards.

The following table summarizes nonnvested stock option awards outstanding at March 31, 2015 and the changes for the three months then ended:

	Number of Shares	Exercise Price
Outstanding and nonvested at December 31, 2014	-	$-
Granted	65,000	6.00
Vested	-	-
Forfeited	-	-
Outstanding and nonvested at March 31, 2015	65,000	$6.00

The option vests in three annual and near-equal installments on each of February 8, 2016, 2017 and 2018 and have a contract life of 10 years. There were no vested options at March 31, 2015 and thus no intrinsic value in outstanding vested options at March 31, 2015.

The Company accounts for its employee stock-based compensation plans using the fair value method. The fair value method requires the Company to estimate the grant-date fair value of its stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the Company’s stock option awards. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models, future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in the Company’s financial statements. As of March 31, 2015, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $196,000, which is expected to be recognized over a weighted average period of approximately 2.9 years.

Stock-based compensation expense is recognized net of estimated forfeitures such that expense is recognized only for those stock-based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimate

13.	Subsequent Events –

Effective May 1, 2015 the Company entered into a professional services agreement for approximately $185,000. We evaluated all events or transactions that occurred after March 31, 2015 up through May 14, 2014, the date we issued these financial statements. During this period we did not have any other material subsequent events that impacted our financial statements.

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

Specific factors that might cause actual results to differ from our expectations or may affect the value of the common stock include, but are not limited to:

•	changes in local, state or federal laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations;

•	litigation and regulatory actions directed toward us or the industries in which we operate, particularly in certain key states and/or nationally;

•	our need for additional financing;

•	unpredictability or uncertainty in financing markets which could impair our ability to grow our business through acquisitions;

•	changes in Cricket dealer compensation; and

•	the impact on us, as a Cricket dealer, of the AT&T acquisition of the Cricket Wireless business.

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

OVERVIEW

Western Capital Resources, Inc. (“WCR” or “Western Capital”) is a holding company that operates, through its subsidiaries, in the following industries and operating segments:

Our “Franchise” segment involves the franchising of AlphaGraphics® customized print and marketing solutions offered through our majority owned subsidiary AlphaGraphics, Inc. (99.2% owned) (“AlphaGraphics” or “AGI”). Our “Cellular Retail” segment involves the retail sale of cellular phones and accessories to consumers through our wholly owned subsidiary PQH Wireless, Inc. (“PQH”). Our “Consumer Finance” segment consists of retail financial services conducted through our wholly owned subsidiaries Wyoming Financial Lenders, Inc. (“WFL”) and Express Pawn, Inc. (“EP”). On January 1, 2015, our Acquisitions and Management segment was formed which includes the corporate acquisition and due diligence team and management services provided to acquired subsidiaries. Throughout this report, we collectively refer to WCR and its consolidated subsidiaries as “we”, the “Company”, and “us.” References to specific companies within our enterprise, such as “AGI”, “PQH”, or “WFL” are references only to those companies.

Key actual and pro forma financial data for the three months ended March 31, 2015 and 2014 were as follows:

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

We do not specifically reserve for any individual payday, installment or title loan.  We aggregate loan types for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio. This methodology takes into account several factors, including (1) the amount of loan principal, interest and fee outstanding, (2) historical charge offs from loans that originated during the last 24 months, (3) current and expected collection patterns and (4) current economic trends. We utilize a software program to assist with the tracking of our historical portfolio statistics. A loan loss allowance is maintained for anticipated losses for payday and installment loans based primarily on our historical percentages by loan type of net charge offs, applied against the applicable balance of loan principal, interest and fees outstanding. We also periodically perform a look-back analysis on our loan loss allowance to verify the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. We are aware that as conditions change, we may need to make additional allowances in future periods. Loan losses or charge-offs of pawn or title loans are not recorded because the value of the collateral exceeds the loan amount.

A rollforward of the Company’s loans receivable allowance is as follows:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Loans receivable allowance, beginning of period	$1,219,000	$1,215,000
Provision for loan losses charged to expense	326,210	1,817,822
Charge-offs, net	(480,210)	(1,813,822)
Loans receivable allowance, end of period	$1,065,000	$1,219,000

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

Results of Operations – Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net income attributable to our common shareholders was $.84 million, or $0.14 per share (basic and diluted), for the three months ended March 31, 2015 compared to $.49 million, or $0.16 per share (basic and diluted), for the three months ended March 31, 2014. The Franchise segment, acquired on October 1, 2014, contributed $0.30 million, the Cellular Retail segment contributed $0.33 million, an increase of $0.19 million from the 2014 period, while the Consumer Finance segment contributed $0.28 million, a decline of $0.07 million from the 2014 period. The Acquisition and Management segment introduced January 1, 2015 had $0.07 million in net costs. We expect the mix of segmented contributions to net income to change throughout 2015 due, at least in part, to anticipated acquisitions and increased costs within our Acquisition and Management segment as we accelerate our expansion initiative.

The following table provides quarter-over-quarter revenues and net income (in thousands) attributable to WCR common shareholders by operating segment:

	Franchise	Cellular Retail	Consumer Finance	Acquisition and Management	Total
Three Months Ended March 31, 2015
Revenues	$3,196	$8,152	$3,094	$-	$14,442
% of total revenue	22.1%	56.5%	21.4%	-	100.0%
Net income (loss)	$299	$326	$286	$(73)	$838
Net income (loss) attributable to WCR common shareholders	$297	$326	$286	$(73)	$836

Three Months Ended March 31, 2014
Revenues	$-	$6,454	$3,167	$-	$9,621
% of total revenue	-	67.1%	32.9%	-	100.0%
Net income	$-	$136	$353	$-	$489
Net income attributable to WCR common shareholders	$-	$136	$353	$-	$489

Franchise

	Three Months Ended March 31, (in thousands)		2015 % of Revenues	2014 % of Revenues
	2015	2014

Revenues	$3,196	$-	100.0%	-%
Cost of revenues	196	-	6.1%	-%
Expenses	2,701	-	84.5%	-%
Net income	$299	$-	9.4%	-%

Our U.S. franchisees reported center sales for the three months ended March 31 as follows:

	2015	2014
Total gross U.S. network-wide center sales	$63,864,000	$62,085,000

The table below summarizes the number of AlphaGraphics Business Centers owned and operated by franchisees during the three month periods ended March 31, 2015 and 2014:

	Beginning	New	Closed	Ending
2015
US Centers	242	5	(2)	245
International Centers	32	-	-	32
Total	274	5	(2)	277

2014
US Centers	243	4	(3)	244
International Centers	34	2	(3)	33
Total	277	6	(6)	277

Revenues and net income for the quarter were $3.20 million and $0.30 million, respectively, comparable to pro forma revenues and net income for the comparable period in 2014 of $3.16 million and $0.27 million, respectively. Gross U.S. network-wide center sales as provided by franchisees increased 3% over the comparable periods.

AlphaGraphics conducts two annual conferences for franchisees, one occurring in March and the other in August. Operating results for the quarter ended March 31, 2015 and 2014 were net of March conference expenses of $165,000 and $176,000, respectively.

Cellular Retail

The following table summarizes our Cellular Retail segment operating results:

	Three Months Ended March 31, (in thousands)		2015 % of Revenues	2014 % of Revenues
	2015	2014

Revenues	$8,152	$6,454	100.0%	100.0%
Cost of revenues	4,313	3,429	52.9%	53.1%
Expenses	3,513	2,889	43.1%	44.8%
Net income	$326	$136	4.0%	2.1%

A summary table of the number of Cricket cellular retail stores we operated during the three month periods ended March 31, 2015 and 2014 follows:

	2015	2014
Beginning	61	57
Acquired/ Launched	7	-
Closed	-	(4)
Ending	68	53

Revenues in the Cellular Retail segment increased $1.70 million, or 26.3%, to $8.15 million for the three months ended March 31, 2015, compared to $6.45 million for the three months ended March 31, 2014. This increase is due to a several factors that contributed to an approximate 180% increase in units sold period over period. Factors include our acquisition of additional stores, relocation or closing of under-performing locations and the effects of AT&T’s acquisition of Cricket Wireless, which effects include Cricket Wireless’ post-acquisition offering of subsidized and/or lower priced handsets to existing Cricket customers migrating off the older CDMA network onto the current GSM network, and Cricket Wireless’ increased post-acquisition advertising and marketing. The migration of Cricket customers, which we believe to have had a significant contribution to our increased unit sales, is expected to be substantially completed by mid-2015. Accordingly, we anticipate that there will be a decline in unit sales as a result but are not able to reasonably predict the extent of any such decrease.

Our expenses increased $0.62 million from $2.89 for the three-month period ended March 31, 2014 to $3.51 million for the three-month period ended March 31, 2015, primarily as a result of adding the new stores with partial offset by the reduction in costs associated with the closure of a small number of underperforming stores. Stated as a percentage of Cellular Retail revenues, our expenses were 43.1% and 44.8% of revenue for the three months ended March 31, 2015 and 2014, respectively.

We operate in a highly competitive marketplace and our future growth and success is largely dependent on our relationship with Cricket and the dealer compensation package and operational requirements provided by Cricket Wireless. We expect to continue our strategic acquisitions of other dealers, the opening of additional Cricket stores in new and existing markets and the consolidation of store locations operating in the same markets to reduce our operating costs.

Consumer Finance

The following table summarizes our Consumer Finance segment operating results:

	Three Months Ended March 31, (in thousands)		2015 % of Revenues	2014 % of Revenues
	2015	2014

Revenues	$3,094	$3,167	100.0%	100.0%
Cost of revenues	521	484	16.9%	15.3%
Expenses	2,287	2,330	73.9%	73.6%
Net income	$286	$353	9.2%	11.1%

A summary table of the number of consumer finance locations we operated during the three month periods ended March 31, 2015 and 2014 follows:

	2015	2014
Beginning	51	52
Acquired/ Launched	-	-
Closed	-	-
Ending	51	52

Our Consumer Finance segment revenues decreased 2.31% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The reduction in our revenues for the three months ended March 31, 2015 was primarily due to customers receiving income tax refunds earlier this year than in 2014, resulting in an earlier reduction in loans outstanding year over year.

Our cost of revenues slightly increased due to an increase in net bad debts. Our operating expenses for the quarter decreased year over year primarily as a result of corporate allocations.

Acquisitions and Management

Costs related to our new Acquisitions and Management segment were $73,000 for the quarter. As acquisition activity increases, costs within this segment will show a corresponding increase.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three Months Ended March 31,
	2015	2014

Cash flows provided (used) by:
Operating activities	$959,136	$1,507,220
Investing activities	(510,646)	(113,688)
Financing activities	(1,385,797)	(1,050,000)
Net increase (decrease) in cash	(937,307)	343,532
Cash, beginning of period	4,273,350	1,983,835
Cash, end of period	$3,336,043	$2,327,367

At March 31, 2015, we had cash of $3.34 million compared to cash of $2.33 million on March 31, 2014. Our cash flows utilized for investing and financing activities increased for the three months ended March 31, 2015 compared to the same period in 2014 because of our 2015 purchase of seven additional Cricket retail store locations and a $0.38 million principal payment by our subsidiary AGI, which was not part of the consolidated group as of March 31, 2014. We believe that our available cash, combined with expected cash flows from operations, will be sufficient to fund our liquidity and capital expenditure requirements through March 31, 2016. Our expected short-term uses of available cash include the funding of operating activities, including anticipated increases in payday loans, the financing of additional expansion activities and the reduction of debt.

Because of the constant threat of regulatory changes to the payday lending industry, we believe it will be difficult for us to obtain debt financing from traditional financial institutions. As a result, financing we may obtain from alternate sources is likely to involve higher interest rates.

Credit Facility

On October 18, 2011 (and later amended on December 7, 2012 and March 21, 2014), we entered in a borrowing arrangement with River City Equity, Inc. Under this arrangement as amended, we may borrow up to $3,000,000 at an interest rate of 12% per annum, with interest payable on a monthly basis. The note contains no prepayment penalties, matures June 30, 2015, on which date all unpaid principal and accrued but unpaid interest thereon is due and payable. The note, under certain circumstances, permits River City Equity to obtain a security interest in substantially all of our assets. As of March 31, 2015, $1 million was due under this arrangement. We presently anticipate that, prior to June 30, 2015, this credit facility will be extended under terms similar to the existing terms.

Credit Facilities - AlphaGraphics

AlphaGraphics is a party to term and revolving notes payable with a financial institution. Under the term debt agreements, $2.75 million was outstanding at March 31, 2015. The notes accrue interest at prime rate plus 2.5% (5.75% as of March 31, 2015), require quarterly payments of $375,000 principal plus accrued interest and mature in June 2017. Under the revolving debt agreement as amended, AlphaGraphics may borrow up to $1,000,000, accruing interest at the higher of (a) prime rate plus 2.5% or (b) the LIBOR rate plus 5.5%. AlphaGraphics has not drawn on the revolving debt arrangement during the three-month period ended March 31, 2015. The revolving note matures in August 2017. The notes payable are secured by all the assets of AlphaGraphics, Inc.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2015.

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

As of March 31, 2015, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit	Description

10.1	2015 Stock Incentive Plan (incorporated by reference to Form 8-K filed on February 9, 2015).

10.2	Employment Agreement with Angel Donchev, dated February 9, 2015 (incorporated by reference to Form 8-K filed on February 9, 2015).

10.3	Stock Option Agreement with Angel Donchev, dated February 9, 2015 (incorporated by reference to Form 8-K filed on February 9, 2015).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Schema Document (filed herewith).

101.CAL	XBRL Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Definition Linkbase Document (filed herewith).

101.LAB	XBRL Label Linkbase Document (filed herewith).

101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2015	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Stephen Irlbeck
Stephen Irlbeck
Chief Financial Officer

