Form 10-K/A
period 2014-12-31
WESTERN CAPITAL RESOURCES, INC.
filed 2015-08-17
CIK 1363958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

FORM 10-K/A

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of June 30, 2014 was approximately $541,000 based on the closing sales price of $3.00 per share as reported on the OTCQB. As of August 14, 2015, there were 9,497,588 shares of our common stock, no par value per share, outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

Note of Explanation

This Amendment No. 1 to Annual Report on Form 10-K is being filed to add the audit report of Tanner LLC, the independent registered public accounting firm on which KLJ & Associates, LLP, the principal auditor of Western Capital Resources, Inc., relied with respect to the financial statements of AlphaGraphics, Inc., a majority owned subsidiary of Western Capital Resources, Inc. The audit report of Tanner LLC is included in this Amendment in Part II, Item 8, below, and corresponding edits were made to the table of Financial Statements in Part IV, Item 15.

PART II

ITEM 8    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX OF FINANCIAL INFORMATION

1

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

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

St. Louis Park, MN

March 31, 2015

1660 South Highway 100

Suite 500

St. Louis Park, MN 55416

630.277.2330

Tanner LLC Key Bank Tower at City Creek 36 South State Street, Suite 600 Salt Lake City, Utah 84111-1400 Telephone 801.532.7444 www.tannerco.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
AlphaGraphics, Inc.

We have audited the accompanying balance sheet of AlphaGraphics, Inc. (the Company) as of December 31, 2014, and the related statements of income, stockholders’ equity, and cash flows for the period from October 1, 2014 through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AlphaGraphics, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the period from October 1, 2014 through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

February 19, 2015

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

PART IV

ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among the registrant, WCRS Acquisition Co., LLC, and BC Alpha Holdings II, LLC, dated August 29, 2014 (incorporated by reference to the registrant’s current report on Form 8-K filed on September 5, 2014).
3.1	Amended and Restated Articles of Incorporation, filed with the Minnesota Secretary of State on May 25, 2007 (incorporated by reference to the registrant’s annual report on Form 10-K filed on April 7, 2008) (see also Exhibits 3.2 through 3.6 below).
3.2	Amendment to Amended and Restated Articles of Incorporation, filed with the Minnesota Secretary of State on December 27, 2007 (incorporated by reference to the registrant’s annual report on Form 10-K filed on April 7, 2008).
3.3	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to the registrant’s current report on Form 8-K filed on January 7, 2008).
3.4	Amendment to Articles of Incorporation, filed with the Minnesota Secretary of State on March 18, 2008 (incorporated by reference to the registrant’s annual report on Form 10-K filed on April 7, 2008).
3.5	Amendment to Articles of Incorporation, filed with the Minnesota Secretary of State on July 29, 2008 (incorporated by reference to the registrant’s current report on Form 8-K filed on July 29, 2008).
3.6	Amendment to Articles of Incorporation, filed with the Minnesota Secretary of State on March 30, 2010 (incorporated by reference to the registrant’s current report on Form 8-K filed on April 2, 2010).
3.7	Amendment to Articles of Incorporation, filed with the Minnesota Secretary of State on June 23, 2014 (incorporated by reference to the registrant’s quarterly report on Form 10-Q filed on August 12, 2014).
3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on June 23, 2008).
3.9	Amendment to Amended and Restated Bylaws dated May 30, 2014 (incorporated by reference to the registrant’s quarterly report on Form 10-Q filed on August 12, 2014).
10.1	2008 Stock Incentive Plan (incorporated by reference to the registrant’s annual report on Form 10-K filed on April 7, 2008). (1)
10.2	2015 Stock Incentive Plan (incorporated by reference to the registrant’s current report on Form 8-K filed on February 9, 2015).
10.3	Form of Stock Option Agreement for use with 2015 Stock Incentive Plan (incorporated by reference to the registrant’s current report on Form 8-K filed on February 9, 2015).
10.4	Term Promissory Note in principal amount of $1,000,000 in favor of John Quandahl (incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-1/A filed with the SEC on November 24, 2008).

10.5	Term Promissory Note in principal amount of $1,000,000 in favor of Mark Houlton (incorporated by reference to Exhibit 10.8 to the registrant’s registration statement on Form S-1/A filed with the SEC on November 24, 2008).
10.6	Form of Security Agreement with Charles Payne, John Quandahl and Mark Houlton (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-1/A filed with the SEC on November 24, 2008).
10.7	Promissory Note delivered in favor of River City Equity, Inc. dated as of October 18, 2011 (incorporated by reference to Exhibit 10.11 to registrant’s annual report on Form 10-K filed on March 30, 2012).
10.8	Security Agreement delivered in favor of River City Equity, Inc. dated as of October 18, 2011 (incorporated by reference to Exhibit 10.12 to registrant’s annual report on Form 10-K filed on March 30, 2012).
10.9	Consulting Agreement with Ric Miller Consulting, Inc. dated as of April 1, 2010 (incorporated by reference to Exhibit 10.17 to registrant’s annual report on Form 10-K filed on March 30, 2012).
10.10	Amended and Restated Employment Agreement with John Quandahl dated as of April 1, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on May 14, 2013).
10.11	Amended and Restated Management Agreement with Blackstreet Capital Management, LLC, dated June 21, 2012 (incorporated by reference to Exhibit 10.3 to registrant’s quarterly report on Form 10-Q filed on August 14, 2012.).
10.12	Amendment to Amended and Restated Management Agreement with Blackstreet Capital Management, LLC, dated October 1, 2014. *
10.13	Employment Agreement with Angel Donchev dated as of February 9, 2015 (incorporated by reference to the registrant’s current report on Form 8-K filed on February 9, 2015).
14	Code of Ethics (amended and restated as of May 14, 2014). *
21	List of Subsidiaries. *
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document. *
101.SCH	XBRL Schema Document. *
101.CAL	XBRL Calculation Linkbase Document. *
101.DEF	XBRL Definition Linkbase Document. *
101.LAB	XBRL Label Linkbase Document. *
101.PRE	XBRL Presentation Linkbase Document. *

*	Exhibit was previously filed with the original Annual Report on Form 10-K on March 31, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN CAPITAL RESOURCES, INC.

/s/ John Quandahl	8/17/2015
John Quandahl
Chief Executive Officer

/s/ Steve Irlbeck	8/17/2015
Steve Irlbeck
Chief Financial Officer