Form 10-Q
period 2015-09-30
WESTERN CAPITAL RESOURCES, INC.
filed 2015-11-16
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 13, 2015, the registrant had outstanding 9,497,689 shares of common stock, no par value per share.

Western Capital Resources, Inc.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (Unaudited)	December 31, 2014
ASSETS

CURRENT ASSETS
Cash	$3,548,728	$4,273,350
Loans receivable (less allowance for losses of $1,301,000 and $1,219,000, respectively)	5,097,418	5,331,266
Accounts receivable (less allowance for losses of $266,000 and $59,405, respectively)	2,155,177	1,135,127
Inventory	7,583,661	2,340,824
Prepaid expenses and other	2,756,249	1,435,918
Deferred income taxes	600,000	644,000
TOTAL CURRENT ASSETS	21,741,233	15,160,485

PROPERTY AND EQUIPMENT, net	8,518,038	1,197,710

GOODWILL	13,788,612	12,956,868

INTANGIBLE ASSETS, net	8,126,180	7,248,793

OTHER	439,402	198,408

TOTAL ASSETS	$52,613,465	$36,762,264

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,381,954	$6,025,920
Income taxes payable	923,827	755,615
Current portion notes payable	4,900,008	3,500,000
Current portion capital lease obligations	27,128	42,240
Deferred revenue and other	960,604	638,068
TOTAL CURRENT LIABILITIES	16,193,521	10,961,843

LONG-TERM LIABILITIES
Notes payable, net of current portion	3,571,454	1,625,000
Capital lease obligations, net of current portion	48,922	31,481
Deferred income taxes	4,268,000	3,939,000
Other	93,262	114,514
TOTAL LONG-TERM LIABILITIES	7,981,638	5,709,995

TOTAL LIABILITIES	24,175,159	16,671,838

COMMITMENTS AND CONTINGENCIES (Note 16)

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, no par value, 12,500,000 shares authorized, 9,497,689 and 5,997,588 issued and outstanding.	-	-
Additional paid-in capital	28,903,681	22,703,745
Accumulated deficit	(486,233)	(2,621,692)
TOTAL WESTERN SHAREHOLDERS’ EQUITY	28,417,448	20,082,053

NONCONTROLLING INTERESTS	20,858	8,373

TOTAL EQUITY	28,438,306	20,090,426

TOTAL LIABILITIES AND EQUITY	$52,613,465	$36,762,264

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
REVENUES
Sales and associated fees	$13,403,791	$5,710,322	$27,039,059	$15,680,700
Financing fees and interest	2,865,842	2,919,822	8,007,438	8,229,216
Royalty and franchise fees, net	2,803,405	-	7,883,214	-
Other revenue	2,878,430	928,600	6,259,541	2,901,385
	21,951,468	9,558,744	49,189,252	26,811,301

COST OF REVENUES
Cost of sales	7,324,815	2,982,059	15,329,353	8,841,356
Provisions for loans receivable losses	572,959	514,763	1,351,427	1,268,330
Other	200,303	-	730,143	-
Total Cost of Revenues	8,098,077	3,496,822	17,410,923	10,109,686

GROSS PROFIT	13,853,391	6,061,922	31,778,329	16,701,615

OPERATING EXPENSES
Salaries, wages and benefits	6,236,073	2,706,386	14,733,576	7,702,265
Occupancy	2,016,406	1,122,669	4,729,718	3,409,951
Selling, marketing and development	1,142,751	91,164	1,513,578	260,831
Depreciation	234,122	87,150	444,814	258,644
Amortization	141,783	28,373	359,133	82,962
Other	2,280,809	1,053,371	5,754,519	2,972,548
	12,051,944	5,089,113	27,535,338	14,687,201

OPERATING INCOME	1,801,447	972,809	4,242,991	2,014,414

OTHER INCOME (EXPENSES):
Interest income	995	-	3,065	-
Interest expense	(198,048)	(60,493)	(401,299)	(191,823)
	(197,053)	(60,493)	(398,234)	(191,823)

INCOME BEFORE INCOME TAXES	1,604,394	912,316	3,844,757	1,822,591

INCOME TAX EXPENSE	724,293	347,000	1,696,813	686,000

NET INCOME	880,101	565,316	2,147,944	1,136,591

Less net income attributable to noncontrolling interests	(6,498)	-	(12,485)	-

NET INCOME ATTRIBUTABLE TO WESTERN SHAREHOLDERS	$873,603	$565,316	$2,135,459	$1,136,591

EARNINGS PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
Basic and diluted	$0.09	$0.19	$0.30	$0.38

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	9,497,689	3,010,765	7,177,176	3,010,922

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
OPERATING ACTIVITIES
Net Income	$2,147,944	$1,136,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	444,814	258,644
Amortization	359,133	82,962
Stock based compensation	76,538	-
Deferred income taxes	390,000	275,000
Changes in operating assets and liabilities:
Loans receivable	233,848	344,103
Accounts receivable	(492,684)	-
Inventory	(1,645,395)	(445,191)
Prepaid expenses and other assets	(612,532)	345,883
Accounts payable and accrued liabilities	(468,720)	327,633
Deferred revenue and other current liabilities	(137,896)	-
Accrued liabilities and other	(21,252)	(26,401)
Net cash provided by operating activities	273,798	2,299,224

INVESTING ACTIVITIES
Purchase of property and equipment	(507,075)	(211,106)
Purchase of intangible assets	-	(250,000)
Acquisition of stores	(2,608,500)	-
Cash acquired through acquisition	2,470,930	-
Net cash used by investing activities	(644,645)	(461,106)

FINANCING ACTIVITIES
Payments on notes payable – short-term	(120,000)	-
Payments on notes payable – long-term, net	(191,668)	(750,000)
Common stock redemption	-	(388)
Payments on capital leases	(42,107)	-
Net cash used by financing activities	(353,775)	(750,388)

NET (DECREASE) INCREASE IN CASH	(724,622)	1,087,730

CASH
Beginning of period	4,273,350	1,983,835
End of period	$3,548,728	$3,071,565

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$1,759,171	$164,838
Interest paid	$392,751	$200,124

Noncash investing and financing activities:
Net assets acquired in JPPA/RAI/JPRE acquisition (see Note 13)	$6,123,398	$-
Deposit applied to purchase of intangibles	$50,000	$-

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2014. The condensed consolidated balance sheet at December 31, 2014, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

References in these financial statement notes to the “Company” or “we” refer to Western Capital Resources, Inc. and its subsidiaries. References to specific companies within our enterprise, such as “PQH,” “WFL,” “EPI”, “AGI,”, “JPPA”, “RAI” or “JPRE” are references only to those companies. Western Capital Resources, Inc. (“WCR”) is a holding company owning operating subsidiaries, with the percentages owned by WCR of each subsidiary shown parenthetically, as summarized below.

•	Franchise
o	AlphaGraphics, Inc. (AGI) (99.2%) – franchisor of 252 domestic and 26 international AlphaGraphics Business Centers, as of September 30, 2015, specializing in the planning, production and management of visual communications for businesses and individuals throughout the world.

•	Cellular Retail
o	PQH Wireless, Inc. and subsidiaries (PQH) (100%) – owns and operates 102 cellular retail stores, as of September 30, 2015, as an exclusive dealer of the Cricket brand in 15 states—Arizona, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Missouri, Nebraska, Ohio, Oklahoma, Oregon, Texas, Washington and Wisconsin.

•	Direct to Consumer
o	J & P Park Acquisitions, Inc. (JPPA) (100%) – a multi-channel retailer of live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins, and Wayside Gardens brand names as well as a wholesaler under the Park Wholesale brand. JPPA sells over the internet and through direct mail catalogs.

o	Restorers Acquisition, Inc. (RAI) (100%) – operates primarily as a retail seller of home improvement and restoration products. The company sells over the internet through the domain name www.Vandykes.com and through direct mail catalogs.

o	J & P Real Estate, LLC (JPRE) (100%) – owns real estate utilized as JPPA’s distribution and warehouse facility and the corporate offices of JPPA and RAI.

•	Consumer Finance
o	Wyoming Financial Lenders, Inc. (WFL) (100%) – owns and operates 50 “payday” stores, as of September 30, 2015, in nine states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming) providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, “installment” loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

o	Express Pawn, Inc. (EPI) (100%) – owns and operates three retail pawn stores, as of September 30, 2015, in Nebraska and Iowa, providing collateralized non-recourse pawn loans and retail sales of merchandise obtained from forfeited pawn loans or purchased from customers.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Significant management estimates relate to the notes and loans receivable allowance, carrying value and impairment of long-lived goodwill and intangible assets, inventory valuation and obsolescence, estimated useful lives of property and equipment, gift certificate liabilities and deferred taxes and tax uncertainties.

Receivables and Loss Allowance

Direct to Consumer

Receivables are recorded when billed or accrued and represent claims against third parties that will be settled in cash. The carrying value of receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The allowance for doubtful accounts is estimated based on historical collection trends, type of customer, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past due receivable balances are written-off when internal collection efforts have been unsuccessful in collecting the amount due.

Inventory

Direct to Consumer

Inventory is valued at the lower of cost or market using the weighted-average method of determining cost.

Property and Equipment

Direct to Consumer

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets as follows:

•	Computer equipment and software	3 – 10 years
•	Warehouse improvements and equipment	3 – 15 years
•	Building	39 years

The cost of maintenance and repairs is charged to operations as incurred while renewals and betterments are capitalized.

The Company capitalizes certain internal costs, including payroll costs, incurred in connection with the development of software for internal use. These costs are capitalized beginning when the Company has entered the application development stage. The capitalization of these costs ceases when the software is substantially complete and ready for its intended use. Costs incurred for enhancements that are expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements.

Deferred Revenue

Direct to Consumer

Sales billed or cash received in advance of actual delivery are deferred and recorded as income in the period in which the related deliveries are made.

Merchandise Credits and Gift Card Liabilities

Direct to Consumer

The Company maintains a liability for unredeemed gift cards, gift certificates and merchandise credits until the earlier of redemption, escheatment or a maximum of two years. The Company has concluded that the likelihood of these liabilities being redeemed beyond two years from the date of issuance is remote.

Advertising

Direct to Consumer

The Company expenses advertising costs as they are incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits, not to exceed six months. Direct-response advertising consists primarily of catalog book production, printing, and postage costs.

Shipping and Handling Costs

Direct to Consumer

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs are expensed as incurred and included in cost of sales.

Stock-based Compensation

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

Net Income Per Common Share

Basic net income per common share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period, including stock options, using the treasury stock method.  Options to purchase 65,000 shares granted under the 2015 Stock Incentive Plan effective February 6, 2015 (see Note 18) were outstanding at September 30, 2015. These options have a strike price in excess of the market price as of September 30, 2015, were antidilutive and therefore not included in the computation of diluted earnings per share. Thus, there were no dilutive common shares as of September 30, 2015 and 2014.

Segment Reporting

The Company has grouped its operations into five segments – Franchise, Cellular Retail, Direct to Consumer, Consumer Finance, and Corporate. The Franchise segment specializes in the planning, production and management of visual communications for businesses and individuals. The Cellular Retail segment is an authorized Cricket premier dealer selling cellular phones and accessories, providing ancillary services and accepting service payments from customers. The Direct to Consumer segment consists primarily of online and mail order catalog retailers’ sales of product offerings including seeds, live goods, holiday gifts, garden accessories and home improvement and restoration products. The Consumer Finance segment provides financial and ancillary services and also sells used merchandise at retail pawn stores. The Corporate segment consists of Company activities related to acquisitions and subsequent management of acquired businesses.

Reclassifications

Certain Statement of Income reclassifications have been made in the presentation of our prior financial statements and accompanying notes, including pro forma presentation, to conform to the presentation as of and for the three and nine months ended September 30, 2015.

Recent Accounting Pronouncements

No new accounting pronouncement issued or effective during the fiscal quarter has had or is expected to have a material impact on our condensed consolidated financial statements.

2.	Risks Inherent in the Operating Environment –

Regulatory

Consumer Finance

The Company’s Consumer Finance segment activities are highly regulated under numerous local, state and federal laws and regulations, which are subject to change. New laws or regulations could be enacted or issued, interpretations of existing laws or regulations may change, and enforcement action by regulatory agencies may intensify. Over the past several years, consumer advocacy groups and certain media reports have advocated governmental and regulatory action to prohibit or severely restrict sub-prime lending activities of the kind conducted by WFL and EPI. The federal Consumer Financial Protection Bureau has indicated that it will use its authority to further regulate the payday lending industry.

Any adverse change in present local, state or federal laws or regulations that govern or otherwise affect lending could result in the Consumer Finance segment’s curtailment or cessation of operations in certain or all jurisdictions or locations. Furthermore, any actual or perceived failure to comply with applicable local, state or federal laws or regulations could result in fines, litigation, closure of one or more store locations, or negative publicity. Any such outcome would have a corresponding impact on the Company’s results of operations and financial condition, primarily through a decrease in revenues, non-cash charges from the write-down of the carrying value of goodwill and intangible assets resulting from the cessation or curtailment of operations, and increased legal expenditures or fines, and could also negatively affect the Company’s general business prospects if the Company is unable to effectively replace such revenues in a timely and efficient manner or if negative publicity effects its ability to obtain additional financing as needed.

In addition, the passage of federal or state laws and regulations or changes in interpretations of them could, at any point, essentially prohibit WFL or EPI from conducting its lending business in its current form. Any such legal or regulatory change would certainly have a material and adverse effect on the Company, its operating results and its financial condition and prospects.

Franchise

In August 2015, the National Labor Relations Board (NLRB) changed its long-standing joint-employer standard in a widely discussed decision, Browning Ferris Industries of California, Inc. In that decision, the NLRB asserted that two or more entities are joint employers of a single workforce if they share or co-determine, even indirectly, those matters governing the essential terms and conditions of employment. In terms of franchise business models, the NLRB has to date refused to dismiss various labor and wage-violation complaints alleging that McDonalds is a joint employer together with its franchisees. In the past, courts determining whether a franchisor and franchisee are joint employers of a single workforce have generally examined whether the franchisor exercises direct (as opposed to indirect) and significant control over the franchisees' employment-related decisions-i.e., the hiring, firing or discipline of franchisee employees, payment of their wages, or setting of their work schedules. It is presently uncertain what the ultimate outcome will be of attempts by plaintiffs and regulatory authorities to impose employment-related liabilities upon franchisors under the theory that they are joint employers of their franchisees' employees. Nevertheless, the extension of the Browning Ferris principles to franchise business models, and their application to our AlphaGraphics business, could have material and adverse consequences to the operating results, financial condition and prospects of that business and our Company.

Vendor Concentration

Direct to Consumer

RAI has an agreement with a third-party fulfillment provider that is in effect through January 31, 2016. The fulfillment provider receives and stores inventory, performs periodic cycle counts, picks, packs and ships customer orders. Additional services such as, order taking, processing of customer payments, personalization, customer services, and order processing are also performed by the fulfillment provider. RAI is currently in negotiations to extend the agreement.

JPPA has an agreement with a third party wholesale grower that is in effect until 2019. The grower has agreed to perform research for JPPA and maintain JPPA's research crop in exchange for a reduction in royalties to be paid to JPPA for growing JPPA's patented roses. There is an option to renew the agreement for consecutive two year terms and the agreement calls for a 24 month notice prior to termination.

3.	Loans Receivable –

At September 30, 2015 and December 31, 2014, the Company’s outstanding loans receivable aging was as follows:

September 30, 2015
	Payday	Installment	Pawn & Title	Total
Current	$4,234,640	$263,313	$326,968	$4,824,921
1-30	369,269	43,826	-	413,095
31-60	278,035	21,511	-	299,546
61-90	250,381	13,988	-	264,369
91-120	249,758	5,757	-	255,515
121-150	168,596	1,815	-	170,411
151-180	170,475	86	-	170,561
	5,721,154	350,296	326,968	6,398,418
Less Allowance	(1,204,000)	(97,000)	-	(1,301,000)
	$4,517,154	$253,296	$326,968	$5,097,418

December 31, 2014
	Payday	Installment	Pawn & Title	Total
Current	$4,387,393	$321,634	$372,805	$5,081,832
1-30	305,382	47,321	-	352,703
31-60	223,465	24,791	-	248,256
61-90	236,072	11,799	-	247,871
91-120	206,705	5,438	-	212,143
121-150	200,101	1,984	-	202,085
151-180	204,804	572	-	205,376
	5,763,922	413,539	372,805	6,550,266
Less Allowance	(1,147,000)	(72,000)	-	(1,219,000)
	$4,616,922	$341,539	$372,805	$5,331,266

4.	Loans Receivable Allowance –

As a result of the Company’s collection efforts, it historically writes off approximately 43% of returned payday items.  Based on days past the check return date, write-offs of payday returned items historically have tracked at the following approximate percentages: 1 to 30 days – 43%; 31 to 60 days – 65%; 61 to 90 days – 83%; 91 to 120 days – 88%; 121 to 150 days – 91%; and 151 to 180 days – 93%.

A rollforward of the Company’s loans receivable allowance is as follows:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Loans receivable allowance, beginning of period	$1,219,000	$1,215,000
Provision for loan losses charged to expense	1,351,427	1,817,822
Charge-offs, net	(1,269,427)	(1,813,822)
Loans receivable allowance, end of period	$1,301,000	$1,219,000

5.	Accounts Receivable –

A breakdown of accounts receivables by segment as of September 30, 2015 and December 31, 2014 are as follows:

September 30, 2015
	Franchise	Cellular Retail	Direct to Consumer	Total
Accounts receivable	$1,423,267	$103,738	$894,172	$2,421,177
Less allowance	(150,000)	-	(116,000)	(266,000)
Net account receivable	$1,273,267	$103,738	$778,172	$2,155,177

December 31, 2014
	Franchise	Cellular Retail	Direct to Consumer	Total
Accounts receivable	$1,164,532	$-	$-	$1,164,532
Less allowance	(59,405)	-	-	(59,405)
Net account receivable	$1,135,127	$-	$-	$1,135,127

6.	Property and Equipment –

A rollforward of the Company’s property and equipment is as follows:

	December 31, 2014	Merger Transaction	Additions	Deletions	September 30, 2015
Furniture and equipment	$2,853,603	$492,435	$1,042,617	$(730,468)	$3,658,187
Leasehold improvements	787,188	-	22,766	(9,117)	800,837
Software	504,967	1,197,839	81,243	(108,081)	1,675,968
Building	85,906	5,034,348	28,449	-	5,148,703
Land	9,500	1,200,000	-	-	1,209,500
Other	96,311	-	-	-	96,311
	4,337,475	7,924,622	1,175,075	(847,666)	12,589,506
Accumulated depreciation	(3,139,765)	(1,334,555)	(444,814)	847,666	(4,071,468)
	$1,197,710	$6,590,067	$730,261	$-	$8,518,038

7.	Intangible Assets –

A rollforward of the Company’s intangible assets consisted of the follows:

	December 31, 2014	Merger Transaction	Additions	Deletions	September 30, 2015
Customer relationships	$4,924,912	$-	$1,115,000	$-	$6,039,912
Acquired franchise agreements	5,227,112	-	-	-	5,227,112
Other	-	227,000	-	-	227,000
Amortizable Intangible assets	10,152,024	227,000	1,115,000	-	11,494,024
Less accumulated amortization	(5,685,523)	(105,480)	(359,133)	-	(6,150,136)
Net Amortizable Intangible Assets	4,466,501	121,520	755,867	-	5,343,888
Non-amortizable trademarks	2,782,292	-	-	-	2,782,292
Intangible Assets, net	$7,248,793	$121,520	$755,867	$-	$8,126,180

As of September 30, 2015, estimated future amortization expense for the amortizable intangible assets is as follows:

2015 (remainder)	$139,720
2016	550,796
2017	537,740
2018	525,991
2019	515,416
2020	499,165
Thereafter	2,575,060
$5,343,888

8.	Other Non-Current Assets –

Other Non-Current Assets include $145,800 for a note receivable. Our agreement with the borrower includes an approximate 50% forgiveness of principal if, among other terms and conditions, required payments under the agreement are received. The agreement provides for monthly payments of principal over a five-year term ending March 2020.

9.	Deferred Revenue and Other Liabilities –

Deferred revenue and other liabilities consist of the following:

	September 30, 2015	December 31, 2014
Deferred financing fees	$269,526	$284,231
Deferred franchise fees	49,579	281,837
Merchandise credits and gift card liability	447,499	-
Other	194,000	72,000
Total	$960,604	$638,068

10.	Notes Payable – Long Term –

	September 30, 2015	December 31, 2014
Note payable (with a credit limit of $3,000,000) to River City Equity, Inc., a related party, with interest payable monthly at 12% per annum, due June 30, 2016 and upon certain events can be collateralized by substantially all assets of WCR, excluding any equity interest in AGI	$3,000,000	$2,000,000
Subsidiary note payable to a financial institution with quarterly principal payments of $375,000 plus interest at prime rate plus 2.5% per annum (5.75% as of September 30, 2015), secured by AGI’s assets, due June 2017	2,000,000	3,125,000
Subsidiary note payable to a financial institution with monthly principal payments of $33,334 plus annual paydowns equal to JPRE’s net cash flow from operations due within 120 days of the calendar year end plus interest at LIBOR plus 3.5% per annum (3.75% as of September 30, 2015), secured by JPRE assets, due June 2019	3,471,462	-
Total	8,471,462	5,125,000
Less current maturities	(4,900,008)	(3,500,000)
	$3,571,454	$1,625,000

As part of their lending agreement, AGI may draw on a $1,000,000 line of credit (LOC). The LOC bears interest at the greater of (a) the prime rate plus 2.50% per annum or (b) the LIBOR rate plus 5.50% per annum. The LOC matures in August 2017. There was no activity on this LOC during the period ended September 30, 2015 and there was no balance outstanding as of September 30, 2015.

As part of their lending agreement, JPPA may draw on a $4,250,000 LOC. The LOC bears interest at the LIBOR rate plus 2.75% per annum (3.00% as of September 30, 2015). The LOC matures on July, 2016. There was no activity on this LOC during the period ended September 30, 2015 and there was no balance outstanding as of September 30, 2015.

RAI is party to a $2,000,000 revolving LOC from a financial institution. This revolving LOC is collateralized by substantially all the assets of the RAI and matures in November 2015. Interest is payable monthly at LIBOR plus 3.50% per annum (3.75% as of September 30, 2015). There was no outstanding balance at September 30, 2015.

The Company’s notes payable with financial institutions includes certain financial covenants. Management has determined that the Company borrowers were in compliance with these financial covenants as of September 30, 2015.

11.	Other Operating Expense –

A breakout of other operating expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Bank fees	$310,419	$114,391	$595,164	$334,069
Collection costs	99,587	102,653	319,890	324,635
Conferences	460,602	-	671,287	-
Insurance	110,788	79,339	286,783	177,003
Management and advisory fees	125,754	126,163	400,057	364,148
Professional and consulting fees	483,575	106,113	1,401,683	422,515
Supplies	167,480	150,058	496,116	474,571
Other	522,604	374,654	1,583,539	875,607
	$2,280,809	$1,053,371	$5,754,519	$2,972,548

12.	Income Tax Provision –

Income tax expense, as a percentage of Income Before Income Taxes, was 45% and 38% for the three months ended September 30, 2015 and 2014, respectively, and 44% and 38% for the nine months ended September 30, 2015 and 2014, respectively. Nondeductible portion of meal and entertainment expense and nondeductible transaction costs contributed to the higher effective tax rates.

13.	Acquisitions –

Cellular Retail

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
$2,557,000

JPPA, RAI and JPRE Transaction

Effective July 1, 2015, the Company acquired the businesses of JPPA, RAI and JPRE by completing a merger and contribution transaction. In consideration for the acquisition of these businesses, the Company issued to the former owners an aggregate of 3.5 million shares of the Company’s common stock representing approximately 37% of the total issued and outstanding common stock after consummation of the acquisition.

The entities are affiliated entities under common control and in accordance with Accounting Standards Codification Topic 805, “Business Combinations,” and the Company, as the acquirer, recognized the assets and liabilities of the target entities at their historical values as of the date of merger as follows:

July 1, 2015
Cash	$2,082,000
Accounts Receivables, net	527,000
Inventory	3,170,000
Deferred income tax asset	186,000
Prepaid expense and other current assets	525,000
Property and equipment, net	6,590,000
Goodwill	31,000
Intangible assets, net	122,000
Accounts payable and accrued liabilities	(2,231,000)
Short-term notes payable	(120,000)
Income taxes payable	(547,000)
Deferred revenue and other	(460,000)
Notes payable and capital leases	(3,583,000)
Deferred income tax liability	(169,000)
$6,123,000

The results of the operations for the acquired businesses, as well as the acquisition of AGI (see Note 13 to the Company’s December 31, 2014 Notes to Consolidated Financial Statements) on October 1, 2014 have been included in the consolidated financial statements since the respective dates of acquisition. The following table presents the unaudited pro forma results of operations for the three and nine months ended September 30, 2015 and 2014, as if these acquisitions had been consummated at the beginning of 2014. The pro forma net income below excludes the expenses of the transactions and includes a reduction in management and advisory fees that resulted from the AGI transaction. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions been consummated at the beginning of the 2014, or the results that may occur in the future.

For the Three Months Ended September 30, 2015 (in thousands except earnings per share)
	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Pro forma revenue	$3,675	$9,537	$5,442	$3,297	$-	$21,951
Pro forma net income (loss)	$829	$443	$(569)	$390	$(167)	$926
Pro forma net income attributable to noncontrolling interests	$6	$-	$-	$-	$-	$6
Pro forma net income (loss) available to Western shareholders	$823	$443	$(569)	$390	$(167)	$920
Pro forma earnings (loss) per share available to Western common shareholders – basic and diluted	$0.087	$0.047	$(0.060)	$0.041	$(0.018)	$0.097

For the Three Months Ended September 30, 2014 (in thousands except earnings per share)
	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Pro forma revenue	$3,665	$9,078	$5,734	$3,366	$-	$21,843
Pro forma net income (loss)	$648	$393	$(606)	$364	$-	$799
Pro forma net income attributable to noncontrolling interests	$5	$-	$-	$-	$-	$5
Pro forma net income (loss) available to Western shareholders	$643	$393	$(606)	$364	$-	$794
Pro forma earnings (loss) per share available to Western common shareholders – basic and diluted	$0.068	$0.041	$(0.064)	$0.039	$-	$0.084

For the Nine Months Ended September 30, 2015 (in thousands except earnings per share)
	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Pro forma revenue	$9,641	$29,632	$30,296	$9,451	$-	$79,020
Pro forma net income (loss)	$1,585	$967	$1,365	$932	$(408)	$4,441
Pro forma net income attributable to noncontrolling interests	$13	$-	$-	$-	$-	$13
Pro forma net income (loss) available to Western shareholders	$1,572	$967	$1,365	$932	$(408)	$4,428
Pro forma earnings (loss) per share available to Western common shareholders – basic and diluted	$0.165	$0.102	$0.144	$0.098	$(0.043)	$0.466

For the Nine Months Ended September 30, 2014 (in thousands except earnings per share)
	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Pro forma revenue	$9,568	$25,215	$30,587	$9,506	$-	$74,876
Pro forma net income (loss)	$1,165	$526	$480	$1,076	$-	$3,247
Pro forma net income attributable to noncontrolling interests	$5	$-	$-	$-	$-	$5
Pro forma net income (loss) available to Western shareholders	$1,160	$526	$480	$1,076	$-	$3,242
Pro forma earnings (loss) per share available to Western common shareholders – basic and diluted	$0.122	$0.055	$0.051	$0.113	$-	$0.341

14.	Segment Information –

Segment information related to the three and nine months ended September 30, 2015 and 2014, is presented below:

For the Three Months Ended September 30, 2015 (in thousands)
	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenues from external customers	$3,675	$9,537	5,442	$3,297	$-	$21,951
Depreciation and amortization	$109	$136	102	$29	$-	$376
Interest expense	$57	$91	50	$-	$-	$198
Income tax expense (benefit)	$534	$221	(177)	$221	$(75)	$724
Net income (loss)	$829	$443	(569)	$390	$(213)	$880
Expenditures for segmented assets	$-	$-	186	$29	$-	$215

For the Three Months Ended September 30, 2014 (in thousands)
	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenues from external customers	$-	$6,193	$-	$3,366	$-	$9,559
Depreciation and amortization	$-	$85	$-	$31	$-	$116
Interest expense	$-	$42	$-	$18	$-	$60
Income tax expense (benefit)	$-	$164	$-	$183	$-	$347
Net income (loss)	$-	$266	$-	$299	$-	$565
Expenditures for segmented assets	$-	$34	$-	$9	$-	$43

For the Nine Months Ended September 30, 2015 (in thousands)
	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenues from external customers	$9,641	$24,655	$5,442	$9,451	$-	$49,189
Depreciation and amortization	$325	$292	$102	$85	$-	$804
Interest expense	$156	$195	$50	$-	$-	$401
Income tax expense (benefit)	$1,015	$503	$(177)	$553	$(197)	$1,697
Net income (loss)	$1,585	$910	$(569)	$932	$(710)	$2,148
Total segment assets	$9,379	$12,823	$13,568	$16,299	$544	$52,613
Expenditures for segmented assets	$91	$3,656	$186	$45	$14	$3,992

For the Nine Months Ended September 30, 2014 (in thousands)
	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenues from external customers	$-	$17,305	$-	$9,506	$-	$26,811
Depreciation and amortization	$-	$256	$-	$86	$-	$342
Interest expense	$-	$130	$-	$62	$-	$192
Income tax expense (benefit)	$-	$119	$-	$567	$-	$686
Net income (loss)	$-	$199	$-	$938	$-	$1,137
Total segment assets	$-	$8,625	$-	$16,749	$-	$25,374
Expenditures for segmented assets	$-	$401	$-	$60	$-	$461

15.	Leases –

The Company leases retail and office facilities under operating leases with terms ranging from month to month to six years, with rights to extend for additional periods. Future minimum base lease payments (in thousands) are approximately as follows:

Year Ending December 31,	Operating Leases
2015 (remainder)	$938
2016	2,920
2017	2,110
2018	998
2019	554
2020	90
Thereafter	-
Total minimum base lease payments	$7,610

16.	Commitments and Contingencies –

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

Pursuant to the numerous employment agreements, bonuses of approximately $353,000 and $655,000 were accrued for the three and nine months ended September 30, 2015, respectively.

Vendor Service Agreement

In September 2015, AGI entered into a service agreement with a vendor for approximately $680,000. The vendor will provide services over a three year period.

17.	Management and Advisory Agreement –

The Company is party to an Amended and Restated Management and Advisory Agreement with Blackstreet Capital Management, LLC, (“Blackstreet”) under which Blackstreet provides certain financial, managerial, strategic and operating advice and assistance to the Company (see Note 17 to the Company’s December 31, 2014 Notes to Consolidated Financial Statements).

The amended and restated agreement requires the Company to pay Blackstreet a fee in an amount equal to $400,000 upon the closing of an acquisition in consideration for Blackstreet’s referral to the Company of such acquisition opportunity, and Blackstreet’s assistance in the performance of due diligence services relating thereto. Any fees which may have been payable per these terms related to the JPPA, RAI and JPRE acquisition (see Note 12) were waived by Blackstreet.

Effective July 1, 2015 the agreement with Blackstreet was amended. The annual fees under the amended and restated contract will be the greater of (i) $612,100 (subject to annual increases of five percent) or (ii) five percent of Western Capital’s “EBITDA” as defined under the agreement. All other terms and provisions remain unmodified.

18.	Equity –

Common Stock Issued

As further explained in Note 13, on July 1, 2015, WCR issued an aggregate of 3.5 million shares of common stock for the acquisition of JPPA, RAI and JPRE. This represented approximately 37% of the total issued and outstanding common stock of the Company after the issuance.

WCR 2015 Stock Incentive Plan

The Board of Directors of WCR adopted WCR’s new 2015 Stock Incentive Plan effective February 6, 2015. The plan replaces the Company’s earlier adopted 2008 Stock Incentive Plan, which the board terminated effective February 6, 2015. There were no incentives issued or outstanding under the terminated plan.

WCR’s Board of Directors, or a committee of the board, will administer the 2015 Stock Incentive Plan and have complete authority to award incentives, interpret the plan and make any other determination it believes necessary and advisable for the proper administration of the plan. A total of 100,000 shares of WCR common stock were reserved in connection with the adoption of the 2015 Stock Incentive Plan.

The new plan permits the granting of incentives in any one or a combination of the following forms:

•	stock options, including options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, as “qualified” or “incentive” stock options;
•	stock appreciation rights (often referred to as “SARs”) payable in cash or shares of common stock;
•	restricted stock and restricted stock units;
•	performance awards of cash, stock or property; and
•	stock awards.

The following table summarizes nonvested stock option awards outstanding at September 30, 2015 and the changes for the nine months then ended:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding and nonvested at December 31, 2014	-	$-		$-
Granted	65,000	6.00	9.37	-
Vested	-	-		-
Forfeited	-	-		-
Outstanding and nonvested at September 30, 2015	65,000	$6.00	9.37	$-
Exercisable at September 30, 2015	-

The option vests in three annual and near-equal installments on each of February 8, 2016, 2017 and 2018, and has a contract life of ten years. There were no vested options at September 30, 2015, and thus no intrinsic value in outstanding vested options at September 30, 2015. As of September 30, 2015, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $119,000, which is expected to be recognized over a weighted-average period of approximately 1.4 years.

JPPA Stock Incentive Plan

The following table summarizes nonvested stock option awards outstanding at September 30, 2015 and the changes for the three months then ended:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding and nonvested at June 30, 2015	35.1	$3403.37		$-
Granted	-	-	9.4	-
Vested	-	-		-
Forfeited	-	-		-
Outstanding and nonvested at September 30, 2015	35.1	$3403.37	9.4	$-
Exercisable at September 30, 2015	-

Subject to the provisions of the J&P Park Acquisitions, Inc. 2010 Stock Option Plan, the options vest 10% annually beginning on the one year anniversary of the grant until 50% of the options have vested. The remaining options vest upon a sale of the company (as defined in the agreement). The options have a contract life of ten years. There were no vested options at September 30, 2015, and thus no intrinsic value in outstanding vested options at September 30, 2015. As of September 30, 2015, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $108,000. At September 30, 2015 JPPA had 4,645 shares issued and outstanding.

RAI Stock Incentive Plan

The following table summarizes nonvested stock option awards outstanding at September 30, 2015 and the changes for the three months then ended:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding and nonvested at June 30, 2015	-	$-		$-
Granted	73.76	3,765.90	9.16	-
Vested	-	-		-
Forfeited	-	-		-
Outstanding and nonvested at September 30, 2015	73.76	$3,765.90	9.16	$-
Exercisable at September 30, 2015	2.96	6,471.00	6.45	-

Subject to the provisions of the Restorers Acquisition, Inc. 2011 Stock Option Plan, the options vest 10% annually beginning on the one year anniversary of the grant until 50% of the options have vested. The remaining options vest upon a sale of the company (as defined in the agreement). The options have a contract life of 10 years. There were no vested options at September 30, 2015 and thus no intrinsic value in outstanding vested options at September 30, 2015. As of September 30, 2015, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $230,000. At September 30, 2015 RAI had 573 shares issued and outstanding.

19.	Subsequent Events –

On October 1, 2015, the Consumer Finance segment disposed of all four of its locations in an underperforming Utah market for $167,500 in cash, resulting in a loss of approximately $450,000.

On November 10, 2015 PQH executed an Asset Purchase Agreement to acquire 10 Cricket Retail Locations for approximately $450,000. The purchase is expected to close on December 1, 2015.

The Company evaluated all other events or transactions that occurred after September 30, 2015 up through November 16, 2015, the date on which these financial statements were issued. During this period, the Company did not have any other material subsequent events that impacted its financial statements.

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

Specific factors that might cause actual results to differ from our expectations embodied in our forward-looking statements, or that might affect the value of the common stock, include but are not limited to:

•	changes in local, state or federal laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations;

•	litigation and regulatory actions directed toward us or the industries in which we operate, particularly in certain key states or nationally;

•	our need for additional financing;

•	unpredictability or uncertainty in financing markets which could impair our ability to grow our business through acquisitions;

•	changes in Cricket dealer compensation;

•	the impact on us, as a Cricket dealer, of the AT&T acquisition of the Cricket Wireless business;

•	failure of or disruption caused by a significant vendor; and

•	our ability to successfully integrate our recently acquired businesses.

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

OVERVIEW

Western Capital Resources, Inc. (“we”, “WCR” or “Western Capital”) is a holding company that operates, through its subsidiaries, in the following industries and operating segments:

Our “Franchise” segment involves the franchising of AlphaGraphics® customized print and marketing solutions offered through our majority owned subsidiary AlphaGraphics, Inc. (99.2% owned) (“AlphaGraphics” or “AGI”). Our “Cellular Retail” segment is an authorized Cricket Wireless dealer and involves the retail sale of cellular phones and accessories to consumers through our wholly owned subsidiary PQH Wireless, Inc. and its subsidiaries (“PQH”). On July 1, 2015, we acquired our “Direct to Consumer” segment, which consists of an online and direct marketing distribution retailer with product offerings including seeds, live goods and garden accessories operating in the retail market under Park Seed, Jackson & Perkins and Wayside Gardens, and in the wholesale market under Park Wholesale, and an online retail seller of home improvement and restoration products operating over the internet through the domain name of www.Vandykes.com and through direct mail catalogs. Our “Consumer Finance” segment consists of retail financial services conducted through our wholly owned subsidiaries Wyoming Financial Lenders, Inc. (“WFL”) and Express Pawn, Inc. (“EPI”). On January 1, 2015, our “Corporate” segment was formed which includes the corporate acquisition and due-diligence team and management of acquired subsidiaries. Throughout this report, we collectively refer to WCR and its consolidated subsidiaries as “we,” the “Company,” and “us.” References to specific companies within our enterprise, such as “PQH,” “WFL,” “EPI”, “AGI”, “JPPA”, “RAI”, or “JPRE” are references only to those companies.

Key actual and pro forma financial data for the three and nine months ended September 30, 2015 and 2014 were as follows:

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

We do not specifically reserve for any individual payday, installment or title loan.  We aggregate loan types for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio. This methodology takes into account several factors, including (1) the amount of loan principal, interest and fee outstanding, (2) historical charge offs from loans that originated during the last 24 months, (3) current and expected collection patterns and (4) current economic trends. We utilize a software program to assist with the tracking of our historical portfolio statistics. A loan loss allowance is maintained for anticipated losses for payday and installment loans based primarily on our historical percentages of net charge offs, applied against the applicable balance of loan principal, interest and fees outstanding. We also periodically perform a look-back analysis on our loan loss allowance to verify the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. We are aware that as conditions change, we may need to make additional allowances in future periods. Loan losses or charge-offs of pawn or title loans are not recorded because the value of the collateral exceeds the loan amount.

A rollforward of our loans receivable allowance (in thousands) is as follows:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Loans receivable allowance, beginning of period	$1,219	$1,215
Provision for loan losses charged to expense	1,351	1,818
Charge-offs, net	(1,269)	(1,814)
Loans receivable allowance, end of period	$1,301	$1,219

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

Results of Operations – Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

On July 1, 2015, we acquired our newest segment, Direct to Consumer. In the acquisition, we acquired the assets and businesses of J&P Park Acquisitions, Inc. (“JPPA”), Restorers Acquisition, Inc. (“RAI”), and J&P Real Estate, LLC (“JPRE”) in exchange for our issuance to the former owners of those businesses of an aggregate of 3.5 million shares of our common stock, representing approximately 37% of our total issued and outstanding common stock on a post-acquisition basis. The Direct to Consumer segment is seasonal and historically experiences a loss in the quarter ending September 30 due to a slowdown in sales of the seasonal products it sells (seeds and live goods) and the period ending prior to the start of holiday gift sales. For the current quarter the Direct to Consumer segment had a loss of ($0.57) million or $0.06 cents per share, which was in line with managements’ expectations, resulting in a drag on consolidated earnings and earnings per share period over period. In addition, our Corporate segment, which was created at the beginning of the 2015, contributed a loss of $0.02 cents per share, which management views as investment in future growth. Net income attributable to our common shareholders was $0.87 million, or $0.09 per share (basic and diluted), for the three months ended September 30, 2015, compared to $0.57 million, or $0.19 per share (basic and diluted), for the three months ended September 30, 2014. For the current quarter, the Franchise segment, acquired on October 1, 2014, contributed $0.82 million in net income while the Cellular Retail segment contributed $0.44 million in net income and the Consumer Finance segment contributed $0.39 million in net income. We expect segment contribution to earnings per share to further change in the fourth quarter due, at least in part, to the seasonality of the Direct to Consumer segment, higher holiday sales activity in the Cellular Retail segment and fluctuating levels of mergers and acquisitions expenditures.

The following table provides quarter-over-quarter revenues and net income (in thousands) attributable to WCR common shareholders by operating segment:

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Three Months Ended September 30, 2015
Revenues	$3,675	$9,537	$5,442	$3,297	$-	$21,951
% of total revenue	16.7%	43.5%	24.8%	15.0%	-	100.0%
Net income (loss)	$829	$443	$(569)	$390	$(213)	$880
Net income (loss) attributable to WCR common shareholders	$823	$443	$(569)	$390	$(213)	$874

Three Months Ended September 30, 2014
Revenues	$-	$6,193	$-	$3,366	$-	$9,559
% of total revenue	-	64.8%	-	35.2%	-	100.0%
Net income (loss)	$-	$266	$-	$299	$-	$565
Net income (loss) attributable to WCR common shareholders	$-	$266	$-	$299	$-	$565

Franchise

	Three Months Ended September 30, (in thousands)		2015 % of	2014 % of
	2015	2014	Revenues	Revenues

Revenues	$3,675	$-	100.0%	-%
Less:
Cost of revenues	200	-	5.5%	-%
Expenses	2,646	-	71.8%	-%
Net income	$829	$-	22.7%	-%

Our U.S. franchisees reported center sales for the three months ended September 30 as follows:

	2015	2014
Total gross U.S. network-wide center sales	$67,194,000	$63,641,000

The table below summarizes the number of AlphaGraphics business centers owned and operated by franchisees during the three-month periods ended September 30, 2015 and 2014:

	Beginning	New	Closed	Ending
2015
US Centers	250	4	2	252
International Centers	26	-	-	26
Total	276	4	2	278

2014
US Centers	245	-	1	244
International Centers	33	-	1	32
Total	278	-	2	276

Revenues and net income for the three months ended September 30, 2015 were $3.68 million and $0.83 million, respectively, compared to pro forma revenues and net income for the comparable period in 2014 of $3.67 million and $0.65 million, respectively. Gross U.S. network-wide center sales as provided by franchisees increased 5.6% over the comparable periods.

Cellular Retail

The following table summarizes our Cellular Retail segment operating results:

	Three Months Ended September 30, (in thousands)		2015 % of	2014 % of
	2015	2014	Revenues	Revenues

Revenues	$9,537	$6,193	100.0%	100.0%
Less:
Cost of revenues	4,461	2,839	46.8%	45.9%
Expenses	4,633	3,088	48.6%	49.8%
Net income (loss)	$443	$266	4.6%	4.3%

A summary table of the number of Cricket cellular retail stores we operated during the three-month periods ended September 30, 2015 and 2014 follows:

	2015	2014
Beginning	110	58
Acquired/ Launched	-	-
Closed	(8)	-
Ending	102	58

On June 1, 2015 we acquired 41 Cricket retail stores, seven of which we subsequently closed. We closed one additional underperforming store bringing the number of Cricket retail stores we operated at September 30, 2015 to 102.

Revenues in the Cellular Retail segment increased $3.35 million, or 54.0%, to $9.54 million for the three months ended September 30, 2015, compared to $6.19 million for the three months ended September 30, 2014. This increase is due to a several factors that contributed to an approximate 52% increase in units activated period over period, including our acquisition of additional stores, relocation of underperforming locations, and the effects of AT&T’s acquisition of Cricket Wireless.

Our expenses increased $1.54 million from $3.09 million for the three-month period ended September 30, 2014 to $4.63 million for the three-month period ended September 30, 2015, primarily as a result of adding the new store locations. Stated as a percentage of Cellular Retail revenues, our period-over-period expenses were 48.6% compared to 49.8% the prior period, a decrease of 1.2%.

Direct to Consumer

The following table summarizes our Direct to Consumer segment operating results:

	Three Months Ended September 30, (in thousands)		2015 % of	2014 % of
	2015	2014	Revenues	Revenues

Revenues	$5,442	$-	100.0%	-%
Less:
Cost of revenues	2,703	-	49.7%	-%
Expenses	3,308	-	60.7%	-%
Net loss	$(569)	$-	(10.4)%	-%

Revenues and net loss for the three months ended September 30, 2015 were $5.44 million and ($0.57) million, respectively, compared to pro forma revenues and net loss for the comparable period in 2014 of $5.73 million and ($0.61) million, respectively.

Consumer Finance

The following table summarizes our Consumer Finance segment operating results:

	Three Months Ended September 30, (in thousands)		2015 % of	2014 % of
	2015	2014	Revenues	Revenues

Revenues	$3,297	$3,366	100.0%	100.0%
Less:
Cost of revenues	734	657	22.3%	19.5%
Expenses	2,173	2,410	65.9%	71.6%
Net income	$390	$299	11.8%	8.9%

A summary table of the number of consumer finance locations we operated during the three month periods ended September 30, 2015 and 2014 follows:

	2015	2014
Beginning	51	51
Acquired/ Launched	-	-
Closed	-	-
Ending	51	51

Our Consumer Finance segment revenues decreased slightly for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Our cost of revenues, which is made up of pawn merchandise sales and net bad debt, increased from $0.66 million for the three months ended September 30, 2014 to $0.73 million for the three months ended September 30, 2015. Our operating expenses for the quarter decreased year-over-year primarily as a result of Company resources being re-directed to other segments.

Corporate

Costs related to our Corporate segment were $0.21 million for the three months ended September 30, 2015.

Results of Operations – Nine Months Ended September 30, 2015 Compared to Six Months Ended September 30, 2014

Net income attributable to our common shareholders was $2.14 million, or $0.30 per share (basic and diluted), for the nine months ended September 30, 2015, compared to $1.14 million, or $0.38 per share (basic and diluted), for the nine months ended September 30, 2014. The Franchise segment, acquired on October 1, 2014, contributed $1.57 million in net income, the Cellular Retail segment contributed $0.91 million in net income, and the Consumer Finance segment contributed $0.93 million in net income, offset by a ($0.57) million loss in our Direct to Consumer segment, which represents three months of activity since being acquired on July 1, 2015. The Corporate segment had $0.70 million in net costs. As previously indicated, we expect the mix of segment contributions to net income to change in future periods.

The following table provides quarter-over-quarter revenues and net income (in thousands) attributable to WCR common shareholders by operating segment:

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Nine Months Ended September 30, 2015
Revenues	$9,641	$24,655	$5,442	$9,451	$-	$49,189
% of total revenue	19.6%	50.1%	11.1%	19.2%	-	100.0%
Net income (loss)	$1,585	$910	$(569)	$932	$(710)	$2,148
Net income (loss) attributable to WCR common shareholders	$1,572	$910	$(569)	$932	$(710)	$2,135

Nine Months Ended September 30, 2014
Revenues	$-	$17,305	$-	$9,506	$-	$26,811
% of total revenue	-	64.5%	-	35.5%	-	100.0%
Net income (loss)	$-	$199	$-	$938	$-	$1,137
Net income (loss) attributable to WCR common shareholders	$-	$199	$-	$938	$-	$1,137

Franchise

	Nine Months Ended September 30, (in thousands)		2015 % of	2014 % of
	2015	2014	Revenues	Revenues

Revenues	$9,641	$-	100.0%	-%
Less:
Cost of revenues	730	-	7.6%	-%
Expenses	7,326	-	75.9%	-%
Net income	$1,585	$-	16.5%	-%

Our U.S. franchisees reported center sales for the nine months ended September 30, 2015 and 2014, as follows:

	2015	2014
Total gross U.S. network-wide center sales	$199,347,000	$189,802,000

The table below summarizes the number of AlphaGraphics business centers owned and operated by franchisees during the nine-month periods ended September 30, 2015 and 2014:

	Beginning	New	Closed	Ending
2015
US Centers	242	14	4	252
International Centers	32	0	6	26
Total	274	14	10	278

2014
US Centers	243	7	6	244
International Centers	34	2	4	32
Total	277	9	10	276

Revenues and net income for the nine-months ended September 30, 2015 were $9.64 million and $1.59 million, respectively, compared to pro forma revenues and net income for the comparable period in 2014 of $9.57 million and $1.17 million, respectively. Gross U.S. network-wide center sales as provided by franchisees increased 5.0% over the comparable periods.

Cellular Retail

The following table summarizes our Cellular Retail segment operating results:

	Nine Months Ended September 30, (in thousands)		2015 % of	2014 % of
	2015	2014	Revenues	Revenues

Revenues	$24,655	$17,305	100.0%	100.0%
Less:
Cost of revenues	12,058	8,435	48.9%	48.7%
Expenses	11,687	8,671	47.4%	50.2%
Net income (loss)	$910	$199	3.7%	1.1%

A summary table of the number of Cricket cellular retail stores we operated during the nine-month periods ended September 30, 2015 and 2014 follows:

	2015	2014
Beginning	61	57
Acquired/ Launched	49	6
Closed	(8)	(5)
Ending	102	58

Revenues in the Cellular Retail segment increased $7.35 million, or 42.5%, to $24.66 million for the nine months ended September 30, 2015, compared to $17.31 million for the nine months ended September 30, 2014. This increase is due to a several factors that contributed to an approximate 68% increase in units sold period over period. Factors include our acquisition of additional stores, relocation or closing of under-performing locations and the effects of AT&T’s acquisition of Cricket Wireless, which effects include Cricket Wireless’ post-acquisition offering of subsidized and/or lower priced handsets to existing Cricket customers migrating off the older CDMA network onto the current GSM network and Cricket Wireless’ increased post-acquisition advertising and marketing. The migration of Cricket customers had a significant contribution to our increased unit sales throughout the year.

Our expenses increased $3.02 million from $8.67 million for the nine-month period ended September 30, 2014 to $11.69 million for the nine-month period ended September 30, 2015, primarily as a result of adding new stores but partially offset by the reduction in costs associated with the closure of a small number of underperforming stores. Stated as a percentage of Cellular Retail revenues, our expenses were 47.4% and 50.1% of revenue for the nine months ended September 30, 2015 and 2014, respectively.

We operate in a highly competitive marketplace and our future growth and success is largely dependent on our relationship with Cricket and the dealer compensation package and operational requirements provided by Cricket Wireless. We expect to continue our strategic acquisitions of other dealers, the opening of additional Cricket stores in new and existing markets, and the consolidation of store locations operating in the same markets to reduce our operating costs.

Direct to Consumer

The following table summarizes our Direct to Consumer segment operating results:

	Nine Months Ended September 30, (in thousands)		2015 % of	2014 % of
	2015	2014	Revenues	Revenues

Revenues	$5,442	$-	100.0%	-%
Less:
Cost of revenues	2,703	-	49.7%	-%
Expenses	3,308	-	60.7%	-%
Net income	$(569)	$-	(10.4)%	-%

Revenues and net loss, which include only the three months of activity since acquisition on July 1, 2015,, were $5.44 million and ($0.57) million, respectively. Pro forma revenues and net income for the nine month periods in 2015 and 2014 are $30.3 million and $1.37 million and $30.6 million and $0.48 million, respectively.

Consumer Finance

The following table summarizes our Consumer Finance segment operating results:

	Nine Months Ended September 30, (in thousands)		2015 % of	2014 % of
	2015	2014	Revenues	Revenues

Revenues	$9,451	$9,506	100.0%	100.0%
Less:
Cost of revenues	1,920	1,675	20.3%	17.6%
Expenses	6,599	6,893	69.8%	72.5%
Net income	$932	$938	9.9%	9.9%

A summary table of the number of consumer finance locations we operated during the nine-month periods ended September 30, 2015 and 2014 follows:

	2015	2014
Beginning	51	52
Acquired/ Launched	-	-
Closed	-	(1)
Ending	51	51

Our Consumer Finance segment revenues increased slightly for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in our revenues for the nine months ended September 30, 2015 was due to slight growth in pawn retail sales.

Our cost of revenues increased $0.25 million, primarily due to the increased pawn retail sales. Our operating expenses for the period decreased from 72.5% of segment revenue to 69.8%.

Corporate

Costs related to our new Corporate segment were $0.71 million for the nine months ended September 30, 2015, which includes nonrecurring acquisition costs of approximately $0.32 million. As acquisition activity increases or decreases, costs within this segment will show a corresponding change.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine Months Ended September 30,
	2015	2014

Cash flows provided (used) by:
Operating activities	$273,798	$2,299,224
Investing activities	(644,645)	(461,106)
Financing activities	(353,775)	(750,388)
Net increase (decrease) in cash	(724,622)	1,087,730
Cash, beginning of period	4,273,350	1,983,835
Cash, end of period	$3,548,728	$3,071,565

At September 30, 2015, we had cash of $3.55 million compared to cash of $3.07 million on September 30, 2014. Cash flows provided by operating activities along with a $1.0 million draw on a credit facility have been utilized for growth in our Cellular Retail division in 2015 and for scheduled repayments of term debt obligations. The cash used in investing activity year-to-date through September 30, 2015 of $0.64 million is net of $2.47 million of cash received in the acquisition of JPPA, RAI and JPRE on July 1, 2015. We believe that our available cash, combined with expected cash flows from operations, will be sufficient to fund our liquidity and capital expenditure requirements through September 30, 2016. Our expected short-term uses of available cash together with utilizing our line of credit facilities include the funding of operating activities, including anticipated increases in inventory levels, the financing of additional Cellular Retail segment expansion activities and the reduction of term debt.

Credit Facility - WCR

On October 18, 2011 (and later amended on December 7, 2012, March 21, 2014 and May 21, 2015), we entered in a borrowing arrangement with River City Equity, Inc. Under this arrangement, as amended, we may borrow up to $3.0 million at an interest rate of 12% per annum, with interest payable on a monthly basis. The note contains no prepayment penalties, and pursuant to the May 21, 2015 amendment, matures on June 30, 2016. The note, under certain circumstances, permits River City Equity to obtain a security interest in substantially all of our assets. As of September 30, 2015, $3.0 million was due and owing under this borrowing agreement.

Credit Facilities - AGI

AGI is a party to term and revolving notes payable with a financial institution. Under the term debt agreements, $2.0 million was outstanding at September 30, 2015. The notes accrue interest at prime rate plus 2.5% per annum (5.75% as of September 30, 2015), require quarterly payments of $375,000 principal plus accrued interest, and mature in June 2017. Under the revolving debt agreement, as amended, AGI may borrow up to $1.0 million, accruing interest at the higher of (a) prime rate plus 2.5% per annum or (b) the LIBOR rate plus 5.5% per annum. AGI has not drawn on the revolving debt arrangement during the nine-month period ended September 30, 2015. The revolving note matures in August 2017. The notes payable are secured by all the assets of AGI.

Credit Facilities - JPPA

JPPA is a party to a revolving line of credit with a financial institution. Under the related debt agreement, as amended, JPPA may borrow up to $4.25 million, subject to borrowing base constraints as defined in the agreement, accruing interest at LIBOR plus 2.75% per annum (3.0% as of September 30, 2015). Amounts borrowed under the debt agreement mature in June 2017. The line of credit is secured by substantially all the assets of JPPA. There was no outstanding balance at September 30, 2015.

Credit Facilities - RAI

RAI is a party to a revolving line of credit with a financial institution. Under the related debt agreement, as amended, RAI may borrow up to $2 million, subject to borrowing base constraints as defined in the agreement, accruing interest at LIBOR plus 3.5% per annum (3.75% as of September 30, 2015). Amounts borrowed under the debt agreement mature in November 2015. The line of credit is secured by substantially all the assets of RAI. There was no outstanding balance at September 30, 2015.

Credit Facilities - JPRE

JPRE is a party to term note payable with a financial institution. Under the term debt agreement, $3.47 million was outstanding at September 30, 2015. The note accrues interest at LIBOR plus 3.5% per annum (3.75% as of September 30, 2015), requires monthly payments of $33,334 principal plus accrued interest, and matures in July 2019. The note payable is secured by substantially all the assets of JPRE.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2015.

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

As of September 30, 2015, our Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on this assessment, management identified material weaknesses in our internal control over financial reporting, as described below. As a result of these material weaknesses, management concluded that, as of September 30, 2015, our internal control over financial reporting was not effective based on the Framework. Nevertheless, as a result of the completion of our independent review of certain transactions, and remedial actions taken by management prior to the filing of this quarterly report, we believe that the consolidated financial statements contained in this report present fairly, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented in conformity with generally accepted accounting principles in the Unites States of America (“GAAP”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The following control deficiencies were identified and were determined to be material weaknesses in our internal control over financial reporting as of September 30, 2015:

•	Effective controls over the period-end financial reporting process with respect to journal entries and proper segregation of duties were not maintained. Journal entries, both recurring and nonrecurring, were not always accompanied by sufficient supporting documentation and were not adequately reviewed and approved for validity, completeness and accuracy.
•	Proper segregation of duties within the financial application were not maintained. In certain instances, persons responsible for financial reporting lacked restrictions to their access to ensure separation of functions involving custody of assets, authorization or approval of related transactions affecting those assets, and recording or reporting of related transactions were established and maintained.
•	Effective general computer controls to ensure proper change management policies and procedures existed and were followed for migration of updates and upgrades to our financial application or to maintain separate development, test and production environments were not implemented.

MANAGEMENT’S REMEDIATION PLAN

Management has undertaken appropriate remediation efforts to correct the identified material weaknesses as follow:

•	Prior to filing this Quarterly Report on Form 10-Q, a Chief Technology Officer (“CTO”) was hired. The CTO has taken active steps to implement separate development, test and production environments, to develop, adopt and issue comprehensive change management policies and procedures, and ensure proper and ongoing training of staff occurs on a routine basis.
•	Prior to filing this Quarterly Report on Form 10-Q, realignment of job functions within our financial reporting process to ensure proper segregation of duties began.
•	We will design and implement role-based security within our financial reporting process and financial application to ensure proper segregation of duties includes the separation of the custody of assets, authorization or approval of related transactions affecting those assets, and recording or reporting of related transactions is established and maintained.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 2015	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Stephen Irlbeck
Stephen Irlbeck
Chief Financial Officer

