Form 10-K
period 2015-12-31
WESTERN CAPITAL RESOURCES, INC.
filed 2016-03-30
CIK 1363958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________________ to ___________________

Commission File Number 000-52015

WESTERN CAPITAL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	47-0848102
(State of incorporation)	(I.R.S. Employer Identification No.)

11550 “I” Street, Suite 150 Omaha, Nebraska	68137
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (402) 551-8888

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered
None	N/A

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of June 30, 2015 was approximately $2,202,000 based on the closing sales price of $4.60 per share as reported on the OTCQB. As of March 30, 2016, there were 9,497,534 shares of our common stock, no par value per share, outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

Western Capital Resources, Inc.
Form 10-K

PART I

ITEM 1    BUSINESS

OVERVIEW

Western Capital Resources, Inc. (“WCR” or “Western Capital”) is a holding company having a controlling interest in subsidiaries operating in the following industries and operating segments:

Our “Franchise” segment is comprised of AlphaGraphics, Inc. (99.2% owned), the franchisor of AlphaGraphics® customized print and marketing solutions. Our “Cellular Retail” segment is comprised of an authorized Cricket Wireless dealer and involves the retail sale of cellular phones and accessories to consumers through our wholly owned subsidiary PQH Wireless, Inc. and its subsidiaries. Our “Direct to Consumer” segment consists of (1) a wholly owned online and direct marketing retailer and distributor of live plants, seeds, holiday gifts and garden accessories operating in the retail market under the Park Seed, Jackson & Perkins and Wayside Gardens trade names, and in the wholesale market under the Park Wholesale trade name, and (2) a wholly owned online and direct marketing distribution retailer of home improvement and restoration products operating as Van Dyke’s Restorers. Our “Consumer Finance” segment consists of retail financial services conducted through our wholly owned subsidiaries Wyoming Financial Lenders, Inc. and Express Pawn, Inc. Throughout this report, we collectively refer to WCR and its consolidated subsidiaries as “we,” the “Company,” and “us.”

Key actual and pro forma financial data for the years ended December 31, 2015 and 2014 were as follows:

RECENT EVENTS

Acquisition of Direct to Consumer Segment

After the close of business on June 30, 2015, we acquired a 100% ownership interest in the businesses comprising our Direct to Consumer segment. These businesses were acquired through a merger transaction governed by a Merger and Contribution Agreement entered into on June 9, 2015. As contemplated under the Merger and Contribution Agreement, we issued an aggregate of 3,500,000 shares of our common stock, representing approximately 37% of our total issued and outstanding common stock immediately after the merger.

Cellular Retail Growth

In 2015, we acquired 51 Cricket retail locations from other Cricket dealers, subsequently closing ten locations as part of a rationalization and store consolidation plan focused on closing underperforming stores and stores in close proximity to others. We also launched three new locations in 2015. In 2016, we thus far have acquired another ten locations and launched three more locations. We continue to seek opportunities to continue our growth in this segment.

Acquisitions Department

In February 2015, Angel Donchev joined us as our Chief Investment Officer and head of our new acquisitions department. We believe that Mr. Donchev brings us significant experience in evaluating, negotiating and managing acquisition transactions. In addition, as a former member of our Board of Directors from March 2010 to September 2014, Mr. Donchev is intimately familiar with both our business and our strategy to grow profitability through the acquisition of established companies and diversify the industries and geographies in which we operate.

We expect our focus will be on growing through the acquisition of established lower middle-market businesses. We are industry agnostic and target leaders in niche industries or geographies, as well as opportunistic purchases of businesses we believe we can improve operationally. We have a particular interest in situations involving companies facing succession dilemmas, corporate divestitures and businesses in out-of-favor industries.

Pending Reincorporation

On January 20, 2016, our shareholders approved a plan to reincorporate Western Capital Resources, Inc. in Delaware at a special meeting of the shareholders called for that purpose. Presently, we expect to consummate the reincorporation in April 2016.

FRANCHISE SEGMENT

General Description

We offer business format franchise opportunities for AlphaGraphics® Business Centers within the United States and internationally. The AlphaGraphics franchise model permits our franchisees to market and provide customized marketing solutions utilizing AlphaGraphics’ trademarks, operating methods and custom-developed or licensed information technology solutions. Through our preferred vendors, we provide site selection assistance including design and construction oversight, assist with locating financing, and provide training to our franchisees prior to the launch of their franchise Business Center location(s). Additionally, throughout the term of the franchise agreement, we provide ongoing training to franchisees, national and regional advertising, and operational procedures to Business Center owners. Franchisees locate and operate their franchise locations in designated territories within a predetermined geographical region. Franchisees are also responsible to develop and maintain their customer base and operate their Business Center(s) in accordance with the franchise agreement and such standards as we direct from time to time. We profit in this segment primarily through the collection of royalty fees, as further discussed below.

The table below summarizes the number of franchised Business Centers in operation during the years ended December 31, 2015 and 2014:

	Beginning	New	Closed	Ending
2015
US Centers	242	17	(5)	254
International Centers	32	1	(8)	25
Total	274	18	(13)	279

2014
US Centers	243	7	(8)	242
International Centers	34	2	(4)	32
Total	277	9	(12)	274

In addition to opening new franchise locations, we also assist with the transfer process between current and future franchise owners when a franchisee seeks to sell their franchise center. We facilitated 19 and 13 franchise center transfers to new owners during the years ended December 31, 2015 and 2014, respectively.

Our U.S. and international franchisees reported sales volumes for the years ended December 31, 2015 and 2014 as follows:

	2015	2014
Total gross U.S. network-wide center sales	$268,020,000	$255,216,000
Total gross international network-wide center sales	30,694,000	41,144,000
Total gross network-wide center sales	$298,714,000	$296,360,000

Average center sales per U.S. center open 12 months or more	$1,098,000	$1,067,000

Products and Services

AlphaGraphics is a business-to-business print and marketing franchisor offering:

●	Marketing solutions	●	Brand imaging	●	Graphic design
●	Print – digital, offset, and wide format	●	Direct mail marketing	●	Social media management
●	Website development	●	E-mail marketing campaigns	●	QR codes / SEO

The Franchise Process

Potential franchisees have the option to: (1) develop a new Business Center, (2) purchase an existing Business Center, (3) acquire an existing graphics and/or marketing related business and convert it to a Business Center, or (4) convert their own graphics and/or marketing related business to a Business Center. Our discovery process for new Business Center owners involves:

•	Understanding potential franchisee’s background and goals
•	Discussing AlphaGraphics’ vision, objectives and unique B2B value proposition and the profile, style, character and habits of successful AlphaGraphics franchise owners
•	Completing our no-obligation, confidential online Request for Consideration
•	Assisting with the funding process
•	Development of a business plan
•	Reviewing our Franchise Disclosure Document
•	Participating in a Discovery Day at our Salt Lake City, Utah location
•	Providing in-depth discussions with current franchise owners
•	Executing franchise agreement and paying required fees

Our new franchise owners must meet the following financial requirements:

•	Investment range: $260,800 - $394,400 (excluding real estate costs)
•	Minimum required net worth: $400,000
•	Liquid capital: $150,000
•	Credit score 700+

The Fees We Charge

We assess initial franchise fees, royalty fees, fees to support our dedicated AlphaGraphics Integrated Marketing Fund (“AIM”), Managed Service Fees (“MSF”) and various other fees. We currently offer a Universal Service Credits (“USC” or “rebate”) program allowing franchisees to earn a percentage of timely paid royalties as credits which can be used to offset various service and other fees.

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

The table below outlines the initial non-refundable franchise fees fixed as of December 31, 2015.

	New Business Center Pathway	Transfer Pathway	Acquisition and Conversion Pathway	Conversion Pathway
Initial franchise fee [1]	$40,000	$-	$40,000	$10,000
Transfer fee [2]	-	40,000	-	-
Training fee [3]	8,000	8,000	8,000	-
Sales and marketing fee	15,000	-	15,000	-
Sales and marketing fee or grand opening package [3]	-	15,000	-	-
Client transition and marketing package [4]	-	-	-	2,500
Total	$63,000	$63,000	$63,000	$12,500

(1)	The franchise segment is a member of the International Franchise Association (“IFA”) and participates in the IFA’s VetFran program and MinorityFran Initiative. If an approved franchisee qualifies under either program, they are offered a $5,000 discount on the Initial Franchise Fee if the franchisee is acquiring a Business Center through either the New Business Center or Acquisition and Conversion Pathway.
(2)	The current standard Transfer Fee is $40,000.
(3)	Depends on terms within the selling franchisee’s franchise agreement.
(4)	Includes support, training and consultation to help reposition the operation as an AlphaGraphics Business Center.

Competition

Franchise Industry

The franchise business model has grown in popularity over the past several decades. Franchising provides a small business owner with the opportunity to independently own and operate a business selling brand-name products or providing established services yet enjoy widespread support from the franchisor. According to USA Today, the ten most popular franchising opportunities are in the following industries:

●	Fast food	●	Business Services	●	Retail	●	Automotive	●	Restaurants
●	Retail – Food	●	Building and Construction	●	Service	●	Maintenance	●	Lodging

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

CELLULAR RETAIL SEGMENT

General Description

We operate cellular retail stores as an authorized Cricket dealer, selling cellular phones and accessories, providing ancillary services and accepting service payments from customers. Authorized Cricket dealers are permitted to sell the carrier’s line and generally locate their store operations in areas with a strong potential customer base where the carrier does not maintain a corporate storefront. As an authorized Cricket dealer, we are only permitted to sell the Cricket line of no-contract cellular phones and service at our Cricket retail stores.

We generate revenue in this business through retail sales of Cricket cellular phones, receipt of back-end compensation from Cricket, sales of phone accessories (e.g., face plates and phone chargers), fees charged when a customer changes services (service activations and reactivations, adding lines, phone number changes, etc.), or whenever a customer whom we activated on the Cricket GSM network pays his or her no-contract cellular bill.

A summary table of the number of cellular retail stores we operated during the periods ended December 31, 2015 and 2014 follows:

	2015	2014
Beginning	61	57
Acquired / Launched	54	9
Closed	(16)	(5)
Ending	99	61

Market Information and Marketing

Cricket Wireless service offers customers simple, predictable and affordable nationwide flat rate wireless plans. Cricket Wireless customers have had the added advantage of unlimited minutes, text messages and data on the AT&T network.

No-contract cellular products and services are primarily targeted to market segments that are underserved by traditional communications companies. In contrast, the majority of cellular customers in the U.S. subscribe to post-pay services that may require credit approval, a contractual commitment from the subscriber for a period of at least one year, and may include overage charges for call volumes, text messages or data usage in excess of a specified maximum. We believe that a significant portion of the remaining growth potential in the U.S. cellular market consists of customers who are price-sensitive and prefer not to enter into fixed-term contracts. We believe that our cellular retail product and service offerings appeal strongly to this target-market segment.

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

Products and Services

Our authorized Cricket retail stores offer the following products and services:

•	Cricket Wireless service plans, each designed to attract customers by offering simple, predictable and affordable wireless voice, text and data services that are a competitive alternative to traditional wireless and wireline services (e.g., flat-rate and unlimited voice/text plans, without fixed-term contracts, early termination fees or credit checks).

•	Cricket Wireless plan upgrades (e.g., international calling minutes to Canada, unlimited calls to Mexico, and roaming service packages) and special phone applications (e.g., customized ring tones, wallpapers, photos, greeting cards, games, and news and entertainment message deliveries) on a no-contract basis.

•	Cricket handsets.

When purchasing a phone, our customers also have options among the latest in Apple, Android-based and Windows OS-based smartphones. Because there is no contract for the monthly service, customer phone purchases are paid in full at the time of purchase.

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

Competition

There is substantial and ever increasing competition in the wireless phone industry where customers can choose between many other postpaid and no-contract resellers, including AT&T, Verizon, Sprint, T-Mobile/Metro PCS and a larger number of regional providers. We compete for customers based principally on Cricket’s service/device offerings, price, call quality and coverage area.

Competition for the no-contract customers, the sub-industry in which we operate, continues to grow. Other significant no-contract carriers include MetroPCS, Virgin Mobile and Boost Mobile. There is also competition with other no-contract phone service providers such as Straight Talk by Wal-Mart or Wal-Mart’s Family Mobile powered by T-Mobile, an increase of national retailers offering similar or identical products and services that we provide, such as Cricket phones sold at Game Stop and Wal-Mart, and an increase in mobile virtual network operator (“MVNO”) offerings.

Our Cricket store business also competes with other actual or potential authorized sellers and distributors of Cricket products and services. The authorization to sell Cricket products and services is granted by Cricket Wireless, LLC, a wholly owned entity of Leap Wireless International, Inc. On March 13, 2014, Leap Wireless International was acquired by AT&T. Presently, we believe that our ability to compete with other sellers of Cricket products and services will depend on the success with which we operate our current store locations. If we successfully manage those stores and are able to develop and maintain a strong working relationship with Cricket, we expect that we may be able to effectively compete for additional store authorizations when and as they come available.

DIRECT TO CONSUMER SEGMENT

General Description

Our direct to consumer segment is a direct marketer of roses, plants, seeds, holiday gifts and home restoration products. The business is composed of: 1) a multi-channel retailer of garden and living gift products; 2) a small wholesale seed business; and 3) a multi-channel retailer of home hardware and restoration products. Our garden products brands are highly recognizable in the rose and garden space as both the Jackson & Perkins and Park Seed brands were founded more than 140 years ago.

Products and Services

Our direct to consumer segment sells product through catalogs and online under the following brands:

•	Jackson & Perkins, 145 years of history and the most recognized brand name and the largest seller of premium roses. Jackson and Perkins is the largest seller of bare root roses in the United States, sells 130 active varieties of bare root roses, of which 52 varieties are patented by Jackson and Perkins. In addition to bare root roses, we sell rose bulbs, other flowers as well as live plants packaged as holiday gifts. Holiday gifts include wreathes, baskets and more as well as live decorative Christmas trees and amaryllis;
•	Park Seed, 148 years in the business and one of America’s oldest and largest direct seed retailers. The # 2 brand within the seed business, Park Seed sells premium vegetable and flower seeds and various gardening supplies directly to consumers. Park Seed sells approximately 3,000 seed varieties. The wholesale seed business sells seeds, plants and other horticultural products in larger quantities to small-medium sized growers, nurseries and garden centers. Plants and seeds sales are concentrated during the spring months;
•	Wayside Gardens, which sells unique, hard to find high-end flowers, plants and gardening supplies to the master gardener. The Wayside Gardens customer is extremely selective and will sometimes wait 2 years to fill a garden spot with a plant. Approximately 60% of sales occur in the three months from March to May, during the spring planting season; and
•	Van Dyke’s, sells home restoration products, focusing on wood products and hardware. Van Dyke’s is an online and catalog retailer with a vast assortment of vintage home restoration wood products, hardware and antique furniture, many of which are hard to find. Historically 75% of Van Dyke’s products are shipped through a third party logistics provider located in St. Louis, MO, and the remaining 25% are drop shipped to customers but this is trending to a 55/45 mix. Sales in 2015 were concentrated in 5 primary categories – Hardware, Decorative Wood, Home Accents, Knobs and Pulls and Kitchen, Bath and Other Decor.

Seasonality

Demand for live good and holiday products are cyclical in nature, sensitive to seasonal growing patterns, general weather conditions, holiday sales patterns and competitive influences. As such, the direct to consumer segment’s results of operations, financial condition and cash flows could fluctuate significantly from period to period. The majority of segment revenue is derived in three selling periods, spring, fall, and the December holiday season, while the summer season accounts for a small portion of sales.

Market Strategy

As a direct to consumer retailer, we focus our marketing spending on internet advertising, magazine advertisements and catalogs. We are focused on niche markets and direct our advertising to repeat and new customers through internet marketing strategies.

Competition

In the retail garden business, within the bare root rose category, we compete against brick and mortar garden centers and nurseries (approximately 10,000 across the United States), as well as other online and mail-order retailers, including David Austin Roses and Regan Nursery. Across other plant categories, we compete against Gardens Alive and their portfolio of brands, and other competitors. Our biggest competitive advantages are our recognizable Jackson & Perkins brand name and its proprietary patented rose varieties. The most direct competitor for Wayside Gardens is White Flower Farms, which also focuses on high-end, premium plants.

Within the holiday gift segment, we compete against larger competitors including Harry and David and 1-800 Flowers, among others. Within the seed business, our primary competitor is Burpee which, in addition to having an online presence, supplies seed products to mass market retailers, including Wal-Mart.

Our Van Dyke’s Restorers brand competes primarily with other online retailers since brick and mortar stores cannot afford to carry Van Dyke’s breadth of SKUs. Our competitors are Signature Hardware, House of Antique Hardware, and Rejuvenation Hardware (part of Williams Sonoma). The above-mentioned competitors compete primarily in the hardware, lighting and kitchen and bath categories. The decorative wood portion of the Van Dyke’s business is in a very fragmented industry niche and there are no big decorative wood competitors. Van Dyke’s competes primarily through the breadth of its product variety as well as through its established brand name and customer list.

CONSUMER FINANCE SEGMENT

General Description

The majority of short-term consumer loans we provide are commonly referred to as “payday loans” or “cash advance” loans. Such loans are referred to as “payday loans” because they are typically made to borrowers who have no available cash and promise to repay the loan out of their next paycheck. We also provide short-term installment and pawn loans as part of this operating segment.

We provide short-term consumer loans in amounts that typically range from $100 to $500 with the average loan amount, including fee, being approximately $416. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s post-dated personal check for the aggregate amount of the cash advance, plus a fee. The fee varies from state to state based on applicable regulations, and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed. To repay the cash advance loan, a customer may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection. Approximately 90% and 88% of our lending revenue in the Consumer Finance segment was derived from payday lending in 2015 and 2014, respectively. Payday lending revenue made up approximately 76% of our total revenue in the Consumer Finance segment in 2015 and 2014.

We offer short-term “installment” loans in Colorado and Wisconsin. Approximately 7% and 9% of our lending revenue in the Consumer Finance segment was derived from installment lending in 2015 and 2014, respectively. We provide our installment loan customers with cash in exchange for a promissory note with a maturity of generally six months. The fee and interest rate on installment loans vary based on applicable regulations. Like cash advance or payday loans, installment loans are unsecured.

We operate three pawn stores in our Consumer Finance segment. Our pawn stores provide collateralized non-recourse loans, commonly known as “pawn loans” with maturities of one to four months. Allowable service charges vary by state and loan size. The loan amount varies depending on our valuation of each item pawned. We generally lend from 30% to 55% of our estimate of the collateral’s resale value. Customers have the option to redeem the pawned merchandise during the term or at maturity, or else forfeit the merchandise to us on maturity. At our pawn stores we sell merchandise that was acquired through either customer forfeiture of pawn collateral, second-hand merchandise purchased from customers or consigned to us, or new merchandise purchased from vendors. Pawn store revenues made up approximately 13% and 11% of our total revenue in the Consumer Finance segment in 2015 and 2014, respectively.

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

In general, our lending process and standards are extraordinarily different from those used by banks. To our knowledge, banks typically order and carefully review credit reports on all loans, engage in extensive underwriting analysis, and will typically make independent verification of earnings history through phone calls, reviews of tax returns and other processes. As a result, we generally experience a higher default rate on our personal loans than banks do on their personal loans (see caption below, “Risks Associated with Our Loans—Default and Collection”). At December 31, 2015, we had an aggregate (of all loan types) of approximately:

•	$4.64 million in current outstanding loan principal, fees and interest due to us
•	$1.42 million of late loans (customers’ repayment checks presented as NSF within the last 180 days or installment loan balances not past the final installment due date with one or more payments delinquent)

A summary table of the number of Consumer Finance locations operated during the periods ended December 31, 2015 and 2014 follows:

	2015	2014
Beginning	51	52
Acquired / Launched	-	-
Closed	(4)	(1)
Ending	47	51

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

Of the eight states in which we presently operate, two states (South Dakota and Wisconsin) do not limit the payday loan fees we may charge or the term (i.e., the length) of the loans we may offer our customers

In Wisconsin and Colorado, we generally offer short-term installment loans in amounts from $300 to $2,000 payable in six equal monthly payments. Colorado loan terms include a 45% annual interest rate, an origination fee of 20% on loan amounts up to $300 and 7.5% on loan amounts thereafter, and a monthly maintenance fee. Wisconsin installment loans are payable over four to six months at an annual percentage rate of approximately 480%.

In Nebraska and Iowa we also offer pawn loans. Allowable service charges vary by state and loan size. Our pawn loans earn 20% per month and our average pawn loan amount typically ranges between $10 and $250, although may range as high as $2,000. The loan amount varies depending on our estimated value of each item pawned.

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

The above-described payday fees are the only fees we assess and collect from our customers for payday loans. Nevertheless, we also charge a flat fee that ranges from $15 to $30 (depending on the state) for returned checks in the event that a post-dated check we attempt to cash as repayment for our loan is returned. In 2015 and 2014, we had approximately 7,700 and 7,400 checks returned that were assessed a fee.

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

Most states prohibit payday lenders from extending or refinancing a payday loan. Nevertheless, two states in which we presently provide payday loans (North Dakota and South Dakota) permit a loan to be extended or “rolled over” for a specified period. Specifically, North Dakota permits only one loan extension and South Dakota permits up to four loan extensions.

Risks Associated With Our Loans—Default and Collection

Ordinarily, our customers approach us for a loan because they currently have insufficient funds to meet their present obligations, and so rarely if ever do our customers have sufficient funds in their checking accounts to cover the personal post-dated checks they provide us at the time of the loan transaction. The nature of our payday loan transactions presents a number of risks, including the ultimate risk that the loan will not be paid back. In addition, we do not obtain security for our payday loans principally because, even assuming our customers would have potential collateral to offer as security for a payday loan, the small size of each particular lending transaction does not justify the time, effort and expense of identifying the collateral and properly obtaining a security interest in such collateral. As a consequence, all of our payday loans are unsecured. This means that, absent court or other legal action compelling a customer to repay our loans, we rely principally on the willingness and ability of our customers to repay amounts they owe us. In this regard, in many cases the costs of merely attempting to collect the amounts owed to us exceed the amounts we would seek to collect—making it impractical to take formal legal action against a defaulted borrower.

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

Historically, we collect approximately 57% of the amount of all returned checks, which results in approximately 3.04% of our total payday loan principal and fee volume being uncollectible. In 2015, we generated approximately 161,000 payday loan transactions.

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

Predatory Lending and Regulatory Concerns

In general, the payday lending industry suffers from the perception and widespread belief that payday lenders are in the nature of predatory lenders, offering loans to low income and poorly educated consumers at costs that are too high to be good for consumers. This perception and belief results in frequent efforts in the U.S. Congress and various state legislatures, often proposed by consumer advocacy groups and lobbyists for traditional financial institutions such as banks, to further regulate and restrict or prohibit payday lending outright. See “Item 1A – Risk Factors” for further information regarding regulatory risks.

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

Effect of General Economic Conditions on our Consumer Finance Segment

While our business experienced fluctuating changes in our provision for loan losses in recent years, our provision for loan losses as a percentage of payday, installment and pawn loan revenue was 17.7% for 2015 and 16.7% in 2014. In sum, we are uncertain how the current economic conditions will affect demand for our services or our loan losses for 2016.

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

Regulation of Franchise Activities

Our franchise offerings are governed by federal and state laws that require us to provide prospective franchisees with information describing the franchisor-franchisee relationship, and certain financial and operating information about our franchise offering. Annually and when material events occur, we prepare, register or file, and amend our “Franchise Disclosure Document” in all states requiring registration.

Regulation of Consumer Financing Activities

In those states where we currently operate consumer finance activities, we are licensed as a payday lender or pawn broker where required and are subject to various state regulations regarding the terms and conditions of our payday, installment and pawn loans and our lending policies, procedures and operations. In some states, payday lending is referred to as “deferred presentment,” “cash advance loans,” “deferred deposit loans” or “consumer installment loans.” State regulations normally limit the amount that we may lend to any single consumer and may limit the number of loans that we may make to any consumer at one time or in the course of a single year. State regulations also limit the amount of fees that we may assess in connection with any loan transaction and may limit a customer’s ability to extend or “rollover” a loan with us. Often, state regulations also specify minimum and maximum maturity dates for payday loans and, in some cases, specify mandatory cooling-off periods between transactions.

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

During the last few years, legislation has been introduced and passed in the U.S. Congress and in certain state legislatures proposing or effecting various restrictions or an outright prohibition on payday lending. Currently, state laws in Arizona, Montana, Oregon and Georgia have effectively eliminated the ability to conduct payday lending in those states. In 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which consolidated most federal regulation of financial services offered to consumers, and replaced the Office of Thrift Supervision’s seat on the FDIC Board. Almost all credit providers, including mortgage lenders, providers of payday loans, other nonbank financial companies, and banks and credit unions with assets over $10 billion, are now subject to new regulations to be passed by the Consumer Financial Protection Bureau. While the Bureau does not appear to have authority to make rules limiting interest rates or fees charged, the scope and extent of the Bureau’s authority will nonetheless be broad, and it is expected that the Bureau will address issues such as rollovers or extensions of payday loans and compliance with federal rules and regulations. Future restrictions on the payday lending industry could have serious consequences for us.

In addition, our Consumer Finance segment activities are subject to the following additional federal consumer laws and regulations:

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

Security

We believe the principal security risks to our Consumer Finance and Cellular Retail segments are robbery and employee theft. We have established extensive security and management information systems to address both areas of potential loss. To protect against robbery, most payday lending store employees work behind bullet-resistant glass, and the back office, safe and computer areas are locked and closed to customers. Security measures utilized in our retail locations include mechanical safes, electronic alarm systems monitored by third parties or remote controlled systems, control over entry to customer service representative, motion detection devices, locked cases, and, at times, the use of professional security services. Consumer Finance segment employees also use cellular phones to ensure safety and security whenever they are outside secured areas.

We implemented critical safeguarding controls, including daily cash and deposit monitoring, unannounced audits of cash and inventory items, and requiring immediate responses from our staff when irregularities in cash balances are discovered. We primarily self-insure for employee theft and dishonesty at the store level.

EMPLOYEES

At December 31, 2015, we had approximately 660 employees. We believe our relationship with our employees is good, and we have not suffered any work stoppages or labor disputes. We do not have any employees that operate under collective-bargaining agreements.

CORPORATE INFORMATION

Our principal offices are located at 11550 “I” Street, Suite 150, Omaha, Nebraska 68137, and our telephone number at that office is (402) 551-8888.

Our fiscal year ends December 31. Neither we nor any of our predecessors have been in bankruptcy, receivership or any similar proceeding.

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

Our controlling shareholders, WCR, LLC and BC Alpha Holdings I, LLC, which are under common control (see Item 12), had beneficial ownership of approximately 76.70% of our common stock as of December 31, 2015. As a result, the controlling shareholders have the ability to outright control our affairs through the election and removal of our entire Board of Directors and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

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

In general, there has been minimal trading volume in our common stock. During 2015, the average daily trading volume (as reported by OTC Markets) was approximately 178 shares. The small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, small trading volumes are generally understood to depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

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

As of December 31, 2015, 38% of our assets consisted of goodwill and other intangible assets. Under generally accepted accounting principles, the carrying value of goodwill is subject to periodic review and testing to determine if it is impaired. The value of our assets will depend on market conditions, regulatory environment, the availability of buyers and similar factors. While the value of these assets is based on management projections and assumptions and is determined by using the discounted cash flow method for purposes of our impairment testing, those values may differ from what could ultimately be realized by us in a sales transaction or otherwise and that difference, while not affecting cash flow, could have a material adverse impact on our operating results and financial position.

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

We face significant competition in our Cellular Retail segment. We compete with the four national wireless service providers (AT&T, Sprint, T-Mobile and Verizon Wireless) as well as other smaller carriers such as US Cellular and Metro PCS and with many MVNOs such as Walmart’s Straight Talk and Family Mobile plans. We also compete with government-financed “lifeline assurance” programs that offer free or reduced-cost cellular services to individuals and families receiving many types of public assistance. Our ability to compete effectively will depend on, among other things, the pricing of cellular services and equipment, the quality of our customer service, the reach and quality of our sales and distribution channels and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industry, including new technologies and business models, changes in consumer preferences, demographic trends and economic conditions.

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

Provision for loan losses, net of recoveries, is one of our largest operating expenses, constituting approximately 18% of our loan revenues for the year ended December 31, 2015, with payday loan losses comprising most of the losses. Any changes in economic factors that adversely affect our customers, such as an economic downturn or high unemployment, could result in higher loan loss experiences than anticipated, which could in turn adversely affect our loan charge-offs and operating results.

A sustained deterioration in the economy could reduce demand for our products and services and result in reduced earnings.

A sudden or sustained deterioration in the economy could result in decreased demand for our seed, live plant, holiday gifts and home restoration products. This could result in decreased revenue and, because a significant portion of our sales in the Direct to Consumer segment are of live goods, inventory losses on live product acquired prior to a seasonal selling period could be significant.

In addition, it could cause worsening performance of our pawn loans and in consumer demand for and resale value of pre-owned merchandise that we sell in our stores. This, in turn, could reduce the amount that we could effectively lend on an item of collateral. Such reductions could adversely affect pawn loan balances, pawn loan redemption rates, inventory balances, revenues and gross profit margins.

We may be exposed to litigation and federal employment actions involving our franchisees.

In August 2015, the National Labor Relations Board (NLRB) changed its long-standing joint-employer standard in a widely discussed decision, Browning Ferris Industries of California, Inc. In that decision, the NLRB asserted that two or more entities are joint employers of a single workforce if they share or co-determine, even indirectly, those matters governing the essential terms and conditions of employment. In terms of franchise business models, the NLRB has to date refused to dismiss various labor and wage-violation complaints alleging that McDonalds is a joint employer together with its franchisees. In the past, courts determining whether a franchisor and franchisee are joint employers of a single workforce have generally examined whether the franchisor exercises direct (as opposed to indirect) and significant control over the franchisees' employment-related decisions—i.e., the hiring, firing or discipline of franchisee employees, payment of their wages, or setting of their work schedules. It is presently uncertain what the ultimate outcome will be of attempts by plaintiffs and regulatory authorities to impose employment-related liabilities upon franchisors under the theory that they are joint employers of their franchisees’ employees. Nevertheless, the extension of the Browning Ferris principles to franchise business models, and their application to our AlphaGraphics business, could have material and adverse consequences to the operating results, financial condition and prospects of that business and our Company.

Company Risks

The concentration of our Consumer Finance revenues in certain states could adversely affect us.

We currently provide payday lending services in nine states. For the year ended December 31, 2015, revenues from our locations in Nebraska represented approximately 33% of our total payday revenues. For the foreseeable future, we expect that a material portion of our revenues will continue to be generated in Nebraska. For the year ended December 31, 2015, revenues from our Nebraska, North Dakota, Wyoming and Iowa stores represented approximately 33%, 19%, 14% and 14% of our total Consumer Finance revenues, respectively. As a result, changes to prevailing economic, demographic, competitive, regulatory or any other conditions, including the legislative, regulatory or litigation risks mentioned above, in the markets in which we operate, and in Nebraska in particular, could lead to a reduction in demand for our services and result in a decline in our revenues or an increase in our provision for doubtful accounts, or even an outright legal prohibition on the conduct of our business. Any of these outcomes could in turn result in a material and swift deterioration of our financial condition principally by impairing our revenues and affecting our ability to obtain financing and operating liquidity, our operating results and our business prospects (again, principally by reducing our revenues and impairing our ability to grow our business).

If estimates of our loan losses are not adequate to absorb actual losses, our financial condition and results of operations may be adversely affected.

We maintain an allowance for loan losses at levels to cover the estimated incurred losses in the collection of our payday and installment loan portfolios outstanding at the end of each applicable period. At the end of each period, management considers recent collection history to develop expected loss rates, which are used to establish the allowance for loan losses. Our allowance for loan losses was $1.18 million on December 31, 2015. Our allowance for loan losses is an estimate, and if actual loan losses are materially greater than our allowance for losses, our financial condition and results of operations could be adversely affected.

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

Outside factors may affect our ability to obtain product and fulfill orders in our direct to consumer segment.

In our Direct to Consumer segment we have an agreement with a third party wholesale grower that is in effect until 2019 and contains options to renew the agreement for consecutive two-year terms and the agreement calls for a 24 month notice prior to termination. The grower also performs research for us and maintains our research crop. . Disruptions, whether caused by the third party wholesaler, weather or other environmental or climate influences could limit the supply of product we rely upon to fulfill orders.

Our Van Dyke’s portion of our Direct to Consumer segment has an agreement with a single third-party fulfillment provider. The contract with the fulfillment provider expired in early 2016 and an extension agreement is currently being negotiated while we operate under a month-to-month agreement. The fulfillment provider receives and stores inventory, performs periodic cycle counts, picks, packs and ships customer orders. Additional services such as, order taking, processing of customer payments, personalization, customer services, and order processing are also performed by the fulfillment provider.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

None.

ITEM 2    PROPERTIES

Our headquarters is in Omaha, Nebraska. We lease a 12,420-square-foot space, with additional space available, which is sufficient for our projected near-term future growth. Our monthly lease amount is currently $10,879 and the lease expires on January 31, 2020. The corporate phone number is (402) 551-8888.

Our Direct to Consumer segment, acquired on July 1, 2015, owns 100-acre property with a 382,790 sq. ft. facility in Greenwood, South Carolina. This facility is utilized as JPPA’s distribution and warehouse facility and the corporate offices of JPPA and RAI. The real estate is encumbered with an outstanding mortgage in the amount of $3.37 million as of December 31, 2015.

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

PART II

ITEM 5    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

Our common stock is listed for trading under the symbol “WCRS” on the “OTCQB,” which is the OTC Markets’ middle-tier over-the-counter quotation platform. The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2015 and 2014. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

On May 30, 2014, our Board of Directors approved a 1-for-20 reverse stock split that was affected on June 20, 2014. The reverse stock split reduced the number of issued and outstanding shares of common stock to approximately 3,010,765 shares, after the cancellation of resulting partial shares. The reverse stock split similarly reduced by a factor of 20 the authorized number of shares of capital stock that the Company may issue to 12,500,000.

Market Price (high/low)
For the Fiscal Year	2015	2014
First Quarter	$ 5.00 – 3.00	$ 3.60 – 1.40
Second Quarter	$ 5.00 – 3.51	$ 4.40 – 3.00
Third Quarter	$ 5.00 – 3.10	$ 4.50 – 1.75
Fourth Quarter	$ 3.50 – 2.60	$ 4.20 – 3.00

HOLDERS

As of the date of this report, we had 9,497,534 shares of common stock outstanding held by approximately 290 holders of record.

DIVIDENDS

Holders of our common stock are entitled to share pro rata in dividends and distributions with respect to the common stock when, as and if declared by our Board of Directors out of funds legally available therefor. We have not paid any dividends on our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The table below sets forth certain information, as of the close of business on December 31, 2015, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	None	n/a	None
Equity compensation plans not approved by securityholders	65,000	6.00	35,000	(1)

(1)	In February 2008, our Board of Directors adopted the 2008 Stock Incentive Plan which permits the issuance of various incentives, including options or similar rights to purchase or acquire up to 100,000 shares of common stock. No incentives were ever issued under such plan. In February 2015, the 2008 Stock Incentive Plan was terminated and replaced with our 2015 Stock Incentive Plan. The 2015 Stock Incentive Plan was approved by our shareholders on January 20, 2016. Refer to Note 11 of Notes to Consolidated Financial Statements included in this report for additional information. We are not required by applicable state law or the listing standards of any self-regulatory organization or quotation service (e.g., the OTC Markets, NASD, AMEX or NYSE) to obtain the approval of our security holders prior to issuing any compensatory options, warrants or other rights to purchase our securities.

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

OVERVIEW

On July 1, 2015, we acquired the businesses of our Direct to Consumer segment by completing a merger and contribution transaction. In consideration for the acquisition of these businesses, we issued to the former owners of those businesses an aggregate of 3.5 million shares of our common stock representing approximately 37% of our total issued and outstanding common stock after consummation of the acquisition.

In 2015, we experienced significant growth in our Cellular Retail segment. We acquired 54 new Cellular Retail store locations and launched an additional three. After strategic consolidation of storefronts and closing of underperforming locations we ended the year operating 99 Cricket retail locations. In April 2014, AT&T acquired Leap Wireless, parent company to Cricket, the exclusive brand we sell in our Cellular Retail stores. AT&T is significantly larger than Leap Wireless and we believe that it brings with it, among many other positives, a better network, stronger financial backing and new commitments, strategies and offerings. While our margins have decreased as a result of new dealer compensation plans, increased volume is expected to offset the margin decline. We have experienced increases in sales volumes, which we attribute to AT&T’s acquisition and their superior nationwide network now serving Cricket consumers and to our increase in the number of stores operated.

On October 1, 2014, we acquired AlphaGraphics through a merger transaction in which we issued 2,986,823 shares, representing 49.8% of our post-acquisition outstanding shares.

These are very significant acquisitions for us in many ways. By adding an industry-leading franchisor and well known direct to consumer brands to our holdings, we have added business segments that provide further income diversification and an opportunity for continued growth. In addition, we expect these acquisitions to provide a source of cash flow that we can utilize for future growth.

Our Consumer Finance segment experienced a small decline in segment net income in 2015 primarily due to an increase in net bad debt and incurring increasing compliance costs. This segment has been relatively flat the past few years and we do not anticipate meaningful growth in the near term but do anticipate marginal increases in operating income. During 2015, the segment again provided a steady source of cash flows. Nevertheless, we are aware of increasing regulatory, compliance and operating costs in this segment. This industry is continually under regulatory pressure and we expect the same in 2016. One threat difficult for us to presently quantify comes from the federal Consumer Financial Protection Bureau, which has indicated that it will propose new rules for the payday-lending industry in the near future.

RESULTS OF OPERATIONS:

YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014

Net income attributable to our common shareholders was $3.52 million, or $0.45 per share, in 2015 compared to $2.41 million, or $0.64 per share, in 2014. The Direct to Consumer segment, acquired on July 1, 2015, contributed $0.24 million of the increase, the Franchise segment contributed $1.57 million of the increase and the Cellular Retail segment increased $0.53 million from 2014 while the Consumer Finance segment declined $0.19 million from 2014 and our Corporate segment had net operating costs of $1.04 million. We expect the mix of segmented contributions to net income to change again in 2016 with recognition of full year operating results from our Direct to Consumer segment, increased contributions to operating results in our Cellular Retail division from locations acquired in 2015 as well as potential benefits from future acquisitions.

Revenues increased to $76.45 million in 2015 from $40.76 million in 2014, an increase of $35.69 million. Revenues of $32.85 million in our Cellular Retail segment increased $8.14 million compared to $24.71 million during 2014. Franchise segment revenues increased to $13.03 million in 2015 for the full year compared to $3.18 million for the three months post acquisition in 2014. Consumer Finance revenues totaled $12.70 million in 2015 compared to $12.88 million in 2014. Direct to Consumer revenues from July 1, 2015 (date of acquisition) through December 31, 2015 were $17.88 million.

The following table provides year-over-year revenues and net income attributable to WCR common shareholders by operating segment (in thousands):

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Year Ended December 31, 2015
Revenue	$13,025	$32,846	$17,884	$12,699	$-	$76,454
% of total revenue	17.0%	43.0%	23.4%	16.6%	-%	100.0%
Net income (loss)	$2,270	$1,110	$243	$952	$(1,038)	$3,537
Net income attributable to noncontrolling interests	$17	$-	$-	$-	$-	$17
Net income (loss) attributable to WCR common shareholders	$2,253	$1,110	$243	$952	$(1,038)	$3,520
Earnings (loss) per share attributable to WCR common shareholders – basic and diluted	$0.290	$0.140	$0.030	$0.120	$(0.130)	$0.450

Year Ended December 31, 2014
Revenue	$3,177	$24,706	$-	$12,877	$-	$40,760
% of total revenue	7.8%	60.6%	-%	31.6%	-%	100.0%
Net income	$690	$584	$-	$1,137	$-	$2,411
Net income attributable to noncontrolling interests	$5	$-	$-	$-	$-	$5
Net income attributable to WCR common shareholders	$685	$584	$-	$1,137	$-	$2,406
Earnings per share attributable to WCR common shareholders – basic and diluted	$0.180	$0.160	$-	$0.300	$-	$0.640

Pro forma financial information as though our acquisitions of JPPA, RAI, JPRE and AGI had occurred on January 1, 2014 follows. Refer to Note 13 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional reportable segment information and additional acquisition and pro forma information.

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Year Ended December 31, 2015
Pro forma revenue	$13,025	$37,823	$42,738	$12,699	$-	$106,285
% of total pro forma revenue	12.3%	35.6%	40.2%	11.9%	-%	100.0%
Pro forma net income (loss)	$2,270	$1,167	$2,177	$952	$(736)	$5,830
Pro forma net income (loss) attributable to noncontrolling interests	$17	$-	$-	$-	$-	$17
Pro forma net income (loss) attributable to WCR common shareholders	$2,253	$1,167	$2,177	$952	$(736)	$5,813
Pro forma earnings (loss) per share attributable to WCR common shareholders – basic and diluted	$0.237	$0.123	$0.229	$0.100	$(0.077)	$0.612

Year Ended December 31, 2014
Pro forma revenue	$12,215	$36,033	$43,622	$12,877	$-	$104,747
% of total pro forma revenue	11.7%	34.4%	41.6%	12.3%	-%	100.0%
Pro forma net income	$1,554	$930	$1,427	$1,274	$-	$5,185
Pro forma net income attributable to noncontrolling interests	$13	$-	$-	$-	$-	$13
Pro forma net income attributable to WCR common shareholders	$1,541	$930	$1,427	$1,274	$-	$5,172
Pro forma earnings per share attributable to WCR common shareholders – basic and diluted	$0.162	$0.098	$0.150	$0.134	$-	$0.544

Franchise

The following table summarizes our actual Franchise segment operating results:

	Year Ended December 31, (in thousands)		2015 % of	2014 % of
	2015	2014	Revenues	Revenues
Revenues:
Royalty and franchise development	$10,771	$2,814	82.7%	88.6%
Other revenue	2,254	363	17.3%	11.4%
	13,025	3,177	100.0%	100.0%
Cost of revenues	1,197	169	9.2%	5.3%
Gross profit	11,828	3,008	90.8%	94.7%

Salaries, wages and benefits expense	4,485	1,063	34.4%	33.5%
Occupancy	224	52	1.7%	1.6%
Depreciation and amortization expense	441	112	3.4%	3.5%
Interest expense	202	63	1.6%	2.0%
Other (income) expense	2,833	587	21.8%	18.5%
Provision for income taxes	1,373	441	10.5%	13.9%
	9,558	2,318	73.4%	73.0%
Net income	$2,270	$690	17.4%	21.7%

The Franchise segment contributed $2.27 million of net income (representing a full year of operating results) for the year ended December 31, 2015 and $0.69 million of net income for the period beginning October 1, 2014 (date of acquisition) through December 31, 2014. AGI added a net of 12 new franchised business centers in 2015 bringing the number of franchisees of U.S. Centers to 254 as of December 31, 2015. Total gross U.S. network-wide Center sales increased from $255 million in 2014 to $268 million in 2015 while gross international Center sales decreased to $31 million in 2015, down from $41 million in 2014. Our focus has been on growing and strengthening our domestic franchise network as evidenced in the year over year changes in gross Center sales.

Cellular Retail

The following table summarizes our Cellular Retail segment operating results:

	Year Ended December 31, (in thousands)		2015 % of	2014 % of
	2015	2014	Revenues	Revenues
Revenues:
Retail sales, fees and commissions	$27,178	$21,395	82.7%	86.6%
Other revenue	5,668	3,311	17.3%	13.4%
	32,846	24,706	100.0%	100.0%
Cost of revenues	15,415	12,079	46.9%	48.9%
Gross profit	17,431	12,627	53.1%	51.1%

Salaries, wages and benefits expense	8,779	6,368	26.7%	25.8%
Occupancy expense	4,077	2,833	12.4%	11.5%
Depreciation and amortization expense	430	327	1.3%	1.3%
Interest expense	284	191	0.9%	0.8%
Other (income) expense	2,119	1,939	6.5%	7.7%
Provision for income taxes	632	385	1.9%	1.6%
	16,321	12,043	49.7%	48.7%
Net income	$1,110	$584	3.4%	2.4%

In 2015, we added a net of 38 Cricket retail store locations compared to a net of four added during 2014, bringing the total stores operated at December 31, 2015 to 99 compared to 61 at December 31, 2014.

Year-over-year revenues in the Cellular Retail segment increased $8.14 million, or 32.9%, to $32.85 million. This increase is due to a combination of factors, such as AT&T’s acquisition of Leap Wireless and customer migrations to the new Cricket network, Cricket’s increased advertising, and our decision to acquire additional store locations and relocate under-performing locations to better serve our customer base. We operate in a highly competitive marketplace and our future growth and success is largely dependent on our relationship with Cricket and the dealer compensation package we have with them. We expect to continue our strategic acquisitions of other dealers and to open additional Cricket stores in new and existing markets.

Our two most significant operating expense categories for this segment are salaries, wages and benefits and occupancy expenses. Salaries, wages and benefits expense increased 37.9% from 2014, primarily as a result of adding the new stores with partial offset by the reduction in costs associated with the smaller closed stores. Stated as a percentage of Cellular Retail revenues, salaries, wages and benefits expense was 26.7% and 25.8% for year 2015 and 2014, respectively. Occupancy expenses, which include base rents, additional rents (common area maintenance, insurance and real estate taxes assessed operating per lease agreements), telephone, utility and repair and maintenance expenses, were $4.08 million and $2.83 million for the year 2015 and 2014, respectively. This equates to 12.4% and 11.5% of Cellular Retail revenues for the year 2015 and 2014, respectively.

Segment contribution to net income was $1.11 million and $0.58 million for the year 2015 and 2014, respectively.

Direct to Consumer

The following table summarizes our actual Direct to Consumer segment operating results:

	Year Ended December 31, (in thousands)		2015 % of	2014 % of
	2015	2014	Revenues	Revenues
Revenues:
Sales	$17,721	$-	99.1%	-%
Other revenue	163	-	0.9%	-%
	17,884	-	100.0%	-%
Cost of revenues	8,960	-	50.1%	-%
Gross profit	8,924	-	49.9%	-%

Salaries, wages and benefits expense	2,802	-	15.7%	-%
Occupancy expense	584	-	3.3%	-%
Depreciation and amortization expense	214	-	1.2%	-%
Interest expense	90	-	0.4%	-%
Other (income) expense	4,784	-	26.7%	-%
Provision for income taxes	207	-	1.2%	-%
	8,681	-	48.5%	-%
Net income	$243	$-	1.4%	-%

The Direct to Consumer segment contributed $0.24 million of net income for the period beginning July 1, 2015 (date of acquisition) through December 31, 2015. Pro forma revenues for the year ended December 31, 2015 were $42.74 million and pro forma net income was $2.18 million compared to year ended December 31, 2014 pro forma revenues and pro forma net income of $43.62 million and $1.43 million, respectively.

Pro forma net income contributions from the home restoration category increased year over year by approximately $0.48 million. A number of strategic changes have produced this result, including a reduction in the number for SKUs offered and change in merchandise mix resulting in higher margins and an increase in the ratio of drop ship to fulfillment center sales, thus reducing costs, and enhancing our web-platform content which we believe has contributed to a 31% overall improvement in organic visits for the year.

Consumer Finance

The following table summarizes our Consumer Finance segment operating results:

	Year Ended December 31, (in thousands)		2015 % of	2014 % of
	2015	2014	Revenues	Revenues
Revenues:
Retail sales	$1,344	$1,140	10.6%	8.8%
Financing fees and interest	10,773	11,124	84.8%	86.4%
Other revenue	582	613	4.6%	4.8%
	12,699	12,877	100.0%	100.0%
Cost of revenues	2,739	2,453	21.6%	19.0%
Gross profit	9,960	10,424	78.4%	81.0%

Salaries, wages and benefits expense	4,197	4,163	33.0%	32.3%
Occupancy expense	1,636	1,726	12.9%	13.4%
Depreciation and amortization expense	113	118	0.9%	.09%
Interest expense	-	62	-%	0.5%
Other (income) expense	2,488	2,498	19.6%	19.5%
Provision for income taxes	574	720	4.5%	5.6%
	9,008	9,287	70.9%	72.2%
Net income	$952	$1,137	7.5%	8.8%

Our Consumer Finance segment revenues decreased 1.38% year over year. Financing fees and interest declined 3.2% while pawn retail sales increased $.20 million or 17.9%. The pawn sales growth is primarily due to growth in our pawn stores opened during 2012 through 2014. The reduction in financing fees and interest income in 2015 was primarily due to the October 1, 2015 sale of our four loan centers in Utah.

Cost of revenues included a provision for loan losses and cost of pawn merchandise sales. The provision for loan losses was $1.90 million in 2015 compared to $1.82 million in 2014. As a percentage of financing fees and interest revenue the provision for loan losses increased from 16.3% in 2014 to 17.7% in 2015.

Net income contribution from the Consumer Finance segment decreased to $.95 million in 2015 from $1.14 million in 2014. Segment net income included an after-tax loss related to our exit from Utah of approximately $0.27 million.

Income Tax Expense

Income tax expense on continuing operations increased to $2.48 million in 2015 compared to $1.55 million in 2014 for an effective rate of 41.2% and 39.1%, respectively. The 2015 effective rate increased due to certain nondeductible transaction costs incurred in 2015.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows:

	Year Ended December 31,
	2015	2014

Cash flows provided (used) by :
Operating activities	$5,416,134	$4,415,293
Investing activities	(994,195)	(485,707)
Financing activities	(847,620)	(1,640,071)
Net increase in cash	3,574,319	2,289,515
Cash, beginning of period	4,273,350	1,983,835
Cash, end of year	$7,847,669	$4,273,350

At December 31, 2015, we had cash of $7.85 million compared to cash of $4.27 million on December 31, 2014. For 2016, we believe that our available cash, combined with expected cash flows from operations and credit available under our credit facilities, will be sufficient to fund our liquidity and capital expenditure requirements through March of 2017. Our expected short-term uses of available cash include the funding of operating activities (including cyclical increases in payday loans), the financing of expansion activities, including new store openings or store acquisitions (refer to Notes 15 and 19 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information regarding the January 2016 acquisition of Cricket retail stores for approximately $456,000), and the reduction of term debt.

At December 31, 2015 our outstanding debt was $8.00 million compared to $5.13 million at December 31, 2014. The increase consists of $3.37 million real estate debt within our new Direct to Consumer segment less $0.50 million in net reductions in other segments. Available credit at December 31, 2015 under credit facilities in place on that date was $7.25 million.

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

At December 31, 2015 and December 31, 2014 our outstanding loans receivable aging was as follows:

December 31, 2015
	Payday	Installment	Pawn & Title	Total
Current	$4,065,706	$291,947	$286,514	$4,644,167
1-30	332,217	43,179	-	375,396
31-60	263,486	24,233	-	287,719
61-90	199,526	16,293	-	215,819
91-120	196,123	9,417	-	205,540
121-150	160,386	4,985	-	165,371
151-180	165,237	2,189	-	167,426
	5,382,681	392,243	286,514	6,061,438
Less Allowance	(1,081,000)	(96,000)	-	(1,177,000)
	$4,301,681	$296,243	$286,514	$4,884,438

December 31, 2014
	Payday	Installment	Pawn & Title	Total
Current	$4,387,393	$321,634	$372,805	$5,081,832
1-30	305,382	47,321	-	352,703
31-60	223,465	24,791	-	248,256
61-90	236,072	11,799	-	247,871
91-120	206,705	5,438	-	212,143
121-150	200,101	1,984	-	202,085
151-180	204,804	572	-	205,376
	5,763,922	413,539	372,805	6,550,266
Less Allowance	(1,147,000)	(72,000)	-	(1,219,000)
	$4,616,922	$341,539	$372,805	$5,331,266

As a result of our collection efforts, we historically write off approximately 42% of the returned payday items, the most significant element making up accounts and loans receivable.  Based on days past the check return date, write-offs of returned items historically have tracked at the following approximate percentages:  1 to 30 days – 43%; 31 to 60 days – 65%; 61 to 90 days – 83%; 91 to 120 days – 89%; and 121 to 150 days – 91% and 151+ days – 93%. A rollforward of our loans receivable allowance for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,
	2015	2014
Loans receivable allowance, beginning of period	$1,219,000	$1,215,000
Provision for loan losses charged to expense	1,904,893	1,817,822
Charge-offs, net	(1,946,893)	(1,813,822)
Accounts and loans receivable allowance, end of period	$1,177,000	$1,219,000

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

Due to the minimal amount of public float for our common stock, the market capitalization approach of valuing the reporting unit as a whole is not practical. The discounted future cash flows method is utilized in estimating value. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. No impairment charges were recorded in 2015 or 2014.

In determining the estimated future discounted cash flows, we consider current and projected future levels of income, as well as strategic plans, business trends, prospects, and market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated financial position and future earnings. We believe that the estimates of future cash flows and fair value determined as of October 1, 2015 are reasonable. Changes in estimates of those cash flows and fair value, however, could affect the evaluation. Based upon this evaluation, we concluded that the unit fair values exceeded the carrying value of net assets and there was no impairment.

As of December 31, 2015, we evaluated whether any triggering events or changes in circumstances had occurred subsequent to our annual impairment test. As part of this evaluation, we considered additional qualitative factors, including whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of our reporting unit. This analysis resulted in a determination that no triggering events or changes in circumstances had occurred.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX OF FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Western Capital Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Western Capital Resources, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the December 31, 2014 financial statements of Alpha Graphics, Inc. a majority owned subsidiary which statements reflect total assets and revenues constituting 27 percent and 8 percent, respectively, of the consolidated total. Those statements were audited by other auditors whose report has been furnished to us, and our opinion in so far as it relates to the amounts included for Alpha Graphics, Inc., is based solely on the report of other auditors.

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

In our opinion, based upon our audit, and the report of the other independent auditors with respect to the December 31, 2014 financial statements of Alpha Graphics, Inc., the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Capital Resources, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
March 30, 2016

5201 Eden Avenue

Suite 300

Edina, MN 55436

630.277.2330

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

February 19, 2015

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS

CURRENT ASSETS
Cash	$7,847,669	$4,273,350
Loans receivable (less allowance for losses of $1,177,000 and $1,219,000, respectively)	4,884,438	5,331,266
Accounts receivable (less allowance for losses of $272,000 and $59,405, respectively)	1,963,192	1,135,127
Inventory	7,617,850	2,340,824
Prepaid expenses and other	2,589,749	1,435,918
Deferred income taxes	563,000	644,000
TOTAL CURRENT ASSETS	25,465,898	15,160,485

PROPERTY AND EQUIPMENT, net	8,561,321	1,197,710

GOODWILL	13,355,591	12,956,868

INTANGIBLE ASSETS, net	8,018,616	7,248,793

OTHER	783,907	198,408

TOTAL ASSETS	$56,185,333	$36,762,264

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$4,577,118	$699,692
Accrued expenses and other liabilities	6,232,267	5,326,228
Income taxes payable	1,135,031	755,615
Current portion long-term debt	4,900,008	3,500,000
Current portion capital lease obligations	23,860	42,240
Deferred revenue and other	1,796,338	638,068
TOTAL CURRENT LIABILITIES	18,664,622	10,961,843

LONG-TERM LIABILITIES
Notes payable, net of current portion	3,096,452	1,625,000
Capital lease obligations, net of current portion	33,347	31,481
Deferred income taxes	4,452,000	3,939,000
Other	80,403	114,514
TOTAL LONG-TERM LIABILITIES	7,662,202	5,709,995

TOTAL LIABILITIES	26,326,824	16,671,838

COMMITMENTS AND CONTINGENCIES (Note 15)

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, no par value, 12,500,000 shares authorized, 9,497,534 and 5,997,588 issued and outstanding.	-	-
Additional paid-in capital	28,934,392	22,703,745
Retained earnings (accumulated deficit)	898,038	(2,621,692)
TOTAL WESTERN SHAREHOLDERS’ EQUITY	29,832,430	20,082,053

NONCONTROLLING INTERESTS	26,079	8,373

TOTAL EQUITY	29,858,509	20,090,426

TOTAL LIABILITIES AND EQUITY	$56,185,333	$36,762,264

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2015	2014
REVENUES
Sales and associated fees	$46,243,284	$22,535,116
Financing fees and interest	10,772,785	11,123,882
Royalty and franchise fees, net	10,770,914	2,814,273
Other revenue	8,667,052	4,286,282
	76,454,035	40,759,553

COST OF REVENUES
Cost of sales	25,209,412	12,714,413
Provisions for loans receivable losses	1,904,893	1,817,822
Other	1,196,172	168,952
	28,310,477	14,701,187

GROSS PROFIT	48,143,558	26,058,366

OPERATING EXPENSES
Salaries, wages and benefits	20,859,080	11,593,794
Occupancy	6,570,537	4,610,807
Advertising, marketing and development	4,164,473	478,261
Depreciation	697,956	368,827
Amortization	499,697	187,669
Other	8,761,172	4,547,955
	41,552,915	21,787,313

OPERATING INCOME	6,590,643	4,271,053

OTHER INCOME (EXPENSES):
Interest income	4,269	1,807
Interest expense	(575,712)	(315,568)
	(571,443)	(313,761)

INCOME BEFORE INCOME TAXES	6,019,200	3,957,292

INCOME TAX EXPENSE	2,481,764	1,545,860

NET INCOME	3,537,436	2,411,432

Less net income attributable to noncontrolling interests	(17,706)	(5,546)

NET INCOME ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$3,519,730	$2,405,886

EARNINGS PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
Basic and diluted	$0.45	$0.64

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	7,761,918	3,763,726

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Western Capital Resources, Inc. Shareholders
		Common Stock		Additional Paid-In	Retained Earnings / (Accumulated	Noncontrolling
	Total	Shares	Amount	Capital	Deficit)	Interests
BALANCE – December 31, 2013	$17,326,022	3,011,009	$-	$22,353,600	$(5,027,578)	$-

Fractional shares repurchased	(388)	(244)	-	(388)	-	-
Shares of common stock issued October 1, 2014 for AlphaGraphics entities acquisition	357,392	2,986,823	-	350,533	-	6,859
Net income	2,411,432	-	-	-	2,405,886	5,546
Distributions made by subsidiary to noncontrolling interests	(4,032)	-	-	-	-	(4,032)
BALANCE – December 31, 2014	20,090,426	5,997,588	-	22,703,745	(2,621,692)	8,373
Shares of common stock issued July 1, 2015 for JPPA/RAI acquisition	6,123,398	3,500,000	-	6,123,398	-	-
Removal of partial shares	-	(54)	-	-	-	-
Net Income	3,537,436	-	-	-	3,519,730	17,706
Share based compensation	107,249	-	-	107,249	-	-
BALANCE – December 31, 2015	$29,858,509	9,497,534	$-	$28,934,392	$898,038	$26,079

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
OPERATING ACTIVITIES
Net Income	$3,537,436	$2,411,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	697,956	368,827
Amortization	499,697	187,669
Share based compensation	107,249	-
Deferred income taxes	611,000	349,000
Loss on disposal of property, equipment and other assets	447,790	14,088
Changes in operating assets and liabilities:
Loans receivable	446,828	106,936
Accounts receivable	(300,699)	91,633
Inventory	(1,679,584)	(761,957)
Prepaid expenses and other assets	(785,181)	(424,072)
Note receivable	-	636,196
Accounts payable and accrued liabilities	1,169,915	1,478,484
Deferred revenue and other current liabilities	697,838	(12,497)
Accrued liabilities and other	(34,111)	(30,446)
Net cash provided by operating activities	5,416,134	4,415,293

INVESTING ACTIVITIES
Purchases of property and equipment	(766,625)	(237,161)
Purchase of intangible assets	-	(250,000)
Acquisition of stores, net of cash acquired	(2,698,500)	(166,800)
Cash received through acquisitions	2,470,930	168,254
Net cash used in investing activities	(994,195)	(485,707)

FINANCING ACTIVITIES
Payments on notes payable – short-term, net	(120,000)	-
Payments on notes payable – long-term, net	(666,670)	(1,625,000)
Common stock redemption	-	(388)
Payments on capital lease	(60,950)	(10,651)
Subsidiary distributions to noncontrolling interests	-	(4,032)
Net cash used in financing activities	(847,620)	(1,640,071)

NET INCREASE IN CASH	3,574,319	2,289,515

CASH
Beginning of year	4,273,350	1,983,835
End of year	$7,847,669	$4,273,350

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$2,046,817	$449,972
Interest paid	$549,361	$312,817

Noncash investing and financing activities:
Shares issued and net assets acquired in acquisitions (Notes 11 and 13)	$6,123,398	$350,533
Receivable from sale of intangible asset	$-	$10,000
Deposit applied to purchase of intangibles	$50,000	$-

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation / Nature of Business

Western Capital Resources, Inc. (WCR) is a parent company owning operating subsidiaries, with percentage owned shown parenthetically, as summarized below.

•	Franchise
o	AlphaGraphics, Inc. (AGI) (99.2% – Acquired October 1, 2014) – franchisor of 254 domestic and 25 international AlphaGraphics Business Centers which specialize in the planning, production, and management of visual communications for businesses and individuals throughout the world.

•	Cellular Retail
o	PQH Wireless, Inc. (PQH) (100%) – owns and operates cellular retail stores (99 as of December 31, 2015), as an exclusive dealer of the Cricket brand.

•	Direct to Consumer
o	J & P Park Acquisitions, Inc. (JPPA) (100% – Acquired July 1, 2015) – an online and direct marketing distribution retailer of live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins, and Wayside Gardens brand names as well as a wholesaler under the Park Wholesale brand.

o	Restorers Acquisition, Inc. (RAI) (100% – Acquired July 1, 2015) – an online and direct marketing distribution retailer of home improvement and restoration products operating under Van Dyke’s Restorers.

o	J & P Real Estate, LLC (JPRE) (100% – Acquired July 1, 2015) – owns real estate utilized as JPPA’s distribution and warehouse facility and the corporate offices of JPPA and RAI.

•	Consumer Finance
o	Wyoming Financial Lenders, Inc. (WFL) (100%) – owns and operates “payday” stores (46 as of December 31, 2015) in eight states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming) providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

o	Express Pawn, Inc. (EPI) (100%) – owns and operates retail pawn stores (three as of December 31, 2015) in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of merchandise obtained from forfeited pawn loans or purchased from customers.

References in these financial statement notes to “Company” or “we” refer to Western Capital Resources, Inc. and its subsidiaries. References to specific companies within our enterprise, such “AGI,” “PQH,” “JPPA,” “RAI,” “JPRE,” “WFL” or “EPI” are references only to those companies.

Basis of Consolidation

The consolidated financial statements include the accounts of the WCR, its wholly owned subsidiaries and other entities in which the Company owns a controlling financial interest. For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of ASC 810 applicable to reporting the equity and net income or loss attributable to noncontrolling interests. All significant intercompany balances and transactions of the Company have been eliminated in consolidation.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Significant management estimates relate to the notes and loans receivable allowance, carrying value and impairment of long-lived goodwill and intangible assets, inventory valuation and obsolescence, estimated useful lives of property and equipment, gift certificate liability and deferred taxes and tax uncertainties.

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

Cellular Retail

Sales revenue for sales of phones and accessories and dealer compensation for related activations is recognized in the period in which the sale is completed (retail sales and associated fees). Customer service fees are recognized upon completion of the service and payment received. Other dealer compensation not attributed to phone activations is recorded in the period earned as reported to us by Cricket Wireless. All sales are presented net of sales taxes, which are excluded from revenue.

Direct to Consumer

Sales revenue is recognized in the period in which product is shipped. Sales billed or cash received in advance of actual shipment are deferred and recorded as income in the period in which shipment is made. Shipping and handling fees billed to customers is included in net sales. Shipping and handling costs are expensed as incurred and included in cost of sales. All sales are presented net of sales taxes, which are excluded from revenue.

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

Direct to Consumer

Receivables, for noncash sales, are recorded when orders are shipped and represent claims against third parties that will be settled in cash. The carrying value of receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The allowance for doubtful accounts is estimated based on historical collection trends, type of customer, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past due receivable balances are written-off when internal collection efforts have been unsuccessful in collecting the amount due.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Consumer Finance

Merchandise inventory is stated at the lower of cost or market. The principal amount of an unpaid loan becomes the inventory cost for forfeited collateral.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets as follows:

•	Computer equipment and software	3 – 10 years
•	Improvements and equipment	3 – 15 years
•	Building	39 years

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

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

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

Due to the minimal amount of public float for the Company’s common stock, the market capitalization approach of valuing the reporting unit as a whole is not practical. The discounted future cash flows method is utilized in estimating value. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. There were no impairment charges recorded in 2015 or 2014.

Merchandise Credits and Gift Card Liabilities

Direct to Consumer

The Company maintains a liability for unredeemed gift cards, gift certificates and merchandise credits until the earlier of redemption, escheatment or a maximum of two years. The Company has concluded based on historical redemption trends that the likelihood of these liabilities being redeemed beyond two years from the date of issuance is remote.

Advertising, Marketing and Development Costs

Franchise

The costs of advertising, marketing and development are expenses as incurred.

Certain amounts received from franchisees for marketing and advertising campaigns benefiting the franchisees are held in the AlphaGraphics Integrated Marketing Fund. AGI controls the manner in which these funds are spent. In addition to advertising, marketing and development expenses, fund expenses include general operating expenses such as reasonable salaries, travel related expenditures, administrative expenses, and overhead incurred by AGI on behalf of the fund. Amounts in the fund and the related revenues and expenses are not reflected in the accompanying consolidated financial statements. AGI may direct that the amount spent in any fiscal year is greater or less than the aggregate contributions made by the franchisees into the fund.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Direct to Consumer

The Company expenses advertising costs as they are incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits, not to exceed six months. Direct-response advertising consists primarily of catalog book production, printing, and postage costs. Prepaid advertising costs at December 31, 2015 were $0.92 million.

Consumer Finance

The costs of advertising and marketing are expenses as incurred.

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

Net Income Per Common Share

Basic net income per common share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period, including stock options, using the treasury stock method. Options to purchase 65,000 shares granted under the 2015 Stock Incentive Plan effective February 6, 2015 (see Note 11) were outstanding at December 31, 2015. These options have a strike price in excess of the market price as of December 31, 2015, were antidilutive and therefore not included in the computation of diluted earnings per share. Thus, there were no dilutive common shares as of December 31, 2015 and 2014.

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

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain Statement of Income reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the year ended December 31, 2015.

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

In November 2014 the FASB issued ASU 2015-17, Income Taxes (Topic 740) Related to the Balance Sheet Classification of Deferred Taxes which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance (ASC 740-10-45-4), which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. The ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods, with early application permitted. The Company is currently assessing the potential effects on our consolidated financial position.

No other new accounting pronouncements issued or effective during the fiscal year have had or are expected to have a material impact on the consolidated financial statements.

2.	Risks Inherent in the Operating Environment –

Regulatory

The Company’s Consumer Finance segment activities are highly regulated under numerous local, state, and federal laws, regulations and rules, which are subject to change. New laws, regulations or rules could be enacted or issued, interpretations of existing laws, regulations or rules may change and enforcement action by regulatory agencies may intensify. Over the past several years, consumer advocacy groups and certain media reports have advocated governmental and regulatory action to prohibit or severely restrict sub-prime lending activities of the kind conducted by the Company. The federal Consumer Financial Protection Bureau has indicated that it will use its authority to further regulate the payday industry and has been actively assessing significant penalties or seeking settlement payments.

Any adverse change in present local, state, and federal laws or regulations that govern or otherwise affect lending could result in the Consumer Finance segment’s curtailment or cessation of operations in certain or all jurisdictions or locations. Furthermore, any failure to comply with any applicable local, state or federal laws or regulations could result in fines, litigation, closure of one or more store locations or negative publicity. Any such change or failure would have a corresponding impact on the Company’s and segment’s results of operations and financial condition, primarily through a decrease in revenues resulting from the cessation or curtailment of operations, decrease in operating income through increased legal expenditures or fines, and could also negatively affect the Company’s general business prospects due to lost or decreased operating income or if negative publicity effects its ability to obtain additional financing as needed.

In addition, the passage of federal or state laws and regulations or changes in interpretations of them could, at any point, essentially prohibit the Consumer Finance segment from conducting its lending business in its current form. Any such legal or regulatory change would certainly have a material and adverse effect on the Company, its operating results, financial condition and prospects, and perhaps even the viability of the Consumer Finance segment.

Concentrations

The Company’s subsidiaries each have demand deposits at financial institutions, often times in excess of the limit for insurance by the Federal Deposit Insurance Corporation. As of December 31, 2015, the Company had demand deposits in excess of insurance amounts of approximately $5.69 million compared to $2.25 million at December 31, 2014.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans receivable in the Consumer Finance segment are concentrated in the sub-prime market and geographically, primarily in the Midwest. For the years ended December 31, 2015 and 2014, the Consumer Finance segment had geographic economic and regulatory risk concentrations (shown as a percentage of applicable segment’s revenue by state when 10% or more) as follows:

Consumer Finance Segment
	2015 % of Revenues	2014 % of Revenues
Nebraska	33%	30%
North Dakota	19%	18%
Wyoming	14%	14%
Iowa	14%	14%

The Company’s Wireless Retail segment is an exclusive dealer for Cricket. As a dealer operating exclusively for a single carrier, the Company is subject to a number of concentrations, including revenues from a single brand, a single supplier for phones, a single operating system providers and select third party processors.

Our Direct to Consumer subsidiary JPPA has an agreement with a third party wholesale grower that is in effect until 2019. The grower has agreed to perform research for JPPA and maintain JPPA's research crop in exchange for a reduction in royalties to be paid to JPPA for growing JPPA's patented roses. There is an option to renew the agreement for consecutive two year terms and the agreement calls for a 24 month notice prior to termination.

RAI has an agreement with a single third-party fulfillment provider, Speed Commerce, Inc. Speed Commerce, Inc.is under extreme financial distress and is attempting to restructure its organization. The contract with the fulfillment provider expired in early 2016 and an extension agreement is currently being negotiated while we operate under a month to month agreement. The fulfillment provider receives and stores inventory, performs periodic cycle counts, picks, packs and ships customer orders. Additional services such as, order taking, processing of customer payments, personalization, customer services, and order processing are also performed by the fulfillment provider.

3.	Loans Receivable –

At December 31, 2015 and December 31, 2014, the Company’s outstanding loans receivable aging was as follows:

December 31, 2015

	Payday	Installment	Pawn & Title	Total
Current	$4,065,706	$291,947	$286,514	$4,644,167
1-30	332,217	43,179	-	375,396
31-60	263,486	24,233	-	287,719
61-90	199,526	16,293	-	215,819
91-120	196,123	9,417	-	205,540
121-150	160,386	4,985	-	165,371
151-180	165,237	2,189	-	167,426
	5,382,681	392,243	286,514	6,061,438
Less Allowance	(1,081,000)	(96,000)	-	(1,177,000)
	$4,301,681	$296,243	$286,514	$4,884,438

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

	Payday	Installment	Pawn & Title	Total
Current	$4,387,393	$321,634	$372,805	$5,081,832
1-30	305,382	47,321	-	352,703
31-60	223,465	24,791	-	248,256
61-90	236,072	11,799	-	247,871
91-120	206,705	5,438	-	212,143
121-150	200,101	1,984	-	202,085
151-180	204,804	572	-	205,376
	5,763,922	413,539	372,805	6,550,266
Less Allowance	(1,147,000)	(72,000)	-	(1,219,000)
	$4,616,922	$341,539	$372,805	$5,331,266

4.	Loans Receivable Allowance –

As a result of the Company’s Consumer Finance segment’s collection efforts, it historically writes off approximately 43% of the returned payday items, the most significant element making up loans receivable.  Based on days past the check return date, write-offs of payday returned items historically have tracked at the following approximate percentages: 1 to 30 days – 43%; 31 to 60 days – 65%; 61 to 90 days – 83%; 91 to 120 days – 89%; and 121 to 150 – 91% and 151+ days – 93%.

A rollforward of the Company’s loans receivable allowance for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,
	2015	2014
Loans receivable allowance, beginning of period	$1,219,000	$1,215,000
Provision for loan losses charged to expense	1,904,893	1,817,822
Charge-offs, net	(1,946,893)	(1,813,822)
Loans receivable allowance, end of period	$1,177,000	$1,219,000

5.	Accounts Receivable –

A breakdown of accounts receivables by segment as of December 31, 2015 and 2014 are as follows:

December 31, 2015

	Franchise	Cellular Retail	Direct to Consumer	Total
Accounts receivable	$1,332,446	$148,346	$754,400	$2,235,192
Less allowance	(183,000)	-	(89,000)	(272,000)
Net account receivable	$1,149,446	$148,346	$665,400	$1,963,192

December 31, 2014

	Franchise	Cellular Retail	Direct to Consumer	Total
Accounts receivable	$1,194,532	$-	$-	$1,194,532
Less allowance	(59,405)	-	-	(59,405)
Net account receivable	$1,135,127	$-	$-	$1,135,127

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Property and Equipment –

A rollforward of the Company’s property and equipment is as follows:

	December 31, 2014	Acquisitions	Additions	Deletions	December 31, 2015
Property and equipment	$2,853,603	$1,202,435	$605,204	$(861,915)	$3,799,327
Leasehold improvements	787,188	-	22,766	(88,803)	721,151
Software	504,967	1,197,839	112,876	(123,443)	1,692,239
Building	85,906	5,034,348	28,449	-	5,148,703
Land	9,500	1,200,000	-	-	1,209,500
Other	96,311	-	-	-	96,311
	4,337,475	8,634,622	769,295	(1,074,161)	12,667,231
Accumulated depreciation	(3,139,765)	(1,334,555)	(697,956)	1,066,366	(4,105,910)
	$1,197,710	$7,300,067	$71,339	$(7,795)	$8,561,321

	December 31, 2013	Acquisitions	Additions	Deletions	December 31, 2014
Property and equipment	$1,571,152	$1,159,500	$159,076	$(36,125)	$2,853,603
Leasehold improvements	701,764	73,798	43,539	(31,913)	787,188
Software	17,322	487,645	-	-	504,967
Building	85,906	-	-	-	85,906
Land	9,500	-	-	-	9,500
Other	61,765	-	34,546	-	96,311
	2,447,409	1,720,943	237,161	(68,038)	4,337,475
Accumulated depreciation	(1,519,335)	(1,319,641)	(368,827)	68,038	(3,139,765)
	$928,074	$401,302	$(131,666)	$-	$1,197,710

7.	Intangible Assets –

	December 31, 2014	Acquisitions	Additions	Deletions	December 31, 2015
Customer relationships	$4,924,912	$1,148,000	$-	$-	$6,072,912
Acquired franchise agreements	5,227,112	-	-	-	5,227,112
Other	-	227,000	-	-	227,000
Amortizable Intangible assets	10,152,024	1,375,000	-	-	11,527,024
Less accumulated amortization	(5,685,523)	(105,480)	(499,697)	-	(6,290,700)
Net Amortizable Intangible Assets	4,466,501	1,269,520	(499,697)	-	5,236,324
Non-amortizable trademarks	2,782,292	-	-	-	2,782,292
Intangible Assets, net	$7,248,793	$1,269,520	$(499,697)	$-	$8,018,616

	December 31, 2013	Acquisitions	Additions	Deletions	December 31, 2014
Customer relationships	$4,627,412	$327,000	$-	$(29,500)	$4,924,912
Acquired franchise agreements	-	5,227,112	-	-	5,227,112
Other	-	-	-	-	-
Amortizable Intangible assets	4,627,412	5,554,112	-	(29,500)	10,152,024
Less accumulated amortization	(4,510,316)	(992,950)	(187,669)	5,412	(5,685,523)
Net Amortizable Intangible Assets	117,096	4,561,162	(187,669)	(24,088)	4,466,501
Non-amortizable trademarks	-	2,782,292	-	-	2,782,292
Intangible Assets, net	$117,096	$7,343,454	$(187,669)	$(24,088)	$7,248,793

As of December 31, 2015, estimated future amortization expense for the amortizable intangible assets is as follows:

2016	$555,778
2017	542,224
2018	530,027
2019	519,048
2020	502,434
Thereafter	2,586,813
$5,236,324

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Deferred Revenue and Other Liabilities –

Deferred revenue and other liabilities consisted of the following:

	For the Year Ended December 31,
	2015	2014
Deferred financing fees	$285,452	$284,231
Deferred franchise development fees	264,000	281,837
Merchandise credits and gift card liability	1,127,470	-
Other	119,416	72,000
Total	$1,796,338	$638,068

9.	Leases –

The Company leases retail and office facilities under operating leases with terms ranging from month to month to six years, with rights to extend for additional periods. Rent expense, inclusive of base rents and common area maintenance obligations, insurance and real estate tax reimbursements, on all operations was approximately $4,490,000 and $3,003,000 in 2015 and 2014, respectively.  Future minimum lease payments (in thousands) are approximately as follows:

Year Ending December 31,	Operating Leases
2016	$3,088
2017	2,141
2018	1,146
2019	670
2020	226
thereafter	7
Total minimum lease payments	$7,278

10.	Notes Payable – Long Term –

The Company’s long-term debt is as follows:

	December 31,
	2015	2014
Note payable (with a credit limit of $3,000,000) to River City Equity, Inc., a related party (see Note 18), with interest payable monthly at 12% due June 30, 2016 and upon certain events can be collateralized by substantially all assets of WCR, excluding any equity interest in AGI	$3,000,000	$2,000,000
Subsidiary note payable to a financial institution with quarterly principal payments of $375,000 plus interest at prime rate plus 2.5% (6% as of December 31, 2015), secured by the AGI’s assets, maturing March 2017	1,625,000	3,125,000
Subsidiary note payable to a financial institution with monthly principal payment of $33,334 plus annual paydowns equal to JPRE’s net cash flow from operations due within 120 days of the calendar year end plus interest at LIBOR plus 3.5% (3.75% at December 31, 2015), secured by JPRE assets, maturing June 5, 2019 when remaining principal balance is due	3,371,460	-
Total	7,996,460	5,125,000
Less current maturities	(4,900,008)	(3,500,000)
	$3,096,452	$1,625,000

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum long-term principal payments are as follows:

Year Ending December 31,	Amount
2016	$4,900,008
2017	525,008
2018	400,008
2019	400,008
2020	400,008
Thereafter	1,371,420
$7,996,460

As part of the lending agreements, applicable subsidiaries may draw on respective line of credit (LOC) agreements which cumulatively amount to $7,250,000 of available credit. The LOCs bear interest at rates varying from LIBOR plus 2.75% to the greater of (a) the prime rate plus 2.50% or (b) the LIBOR rate plus 5.50%. There is no amount outstanding under the various LOCs as of December 31, 2015.

The Company’s subsidiaries’ notes payable with financial institutions include certain financial covenants. Management has determined that the applicable subsidiaries were in compliance with these financial covenants as of December 31, 2015.

11.	Income Taxes –

The Company’s provision for income taxes is as follows:

	For the Year Ended December 31,
	2015	2014
Current:
Federal	$1,535,444	$1,007,860
State	305,120	181,000
Foreign	30,200	8,000
	1,870,764	1,196,860

Deferred:
Federal	547,000	293,000
State	64,000	56,000
	611,000	349,000

	$2,481,764	$1,545,860

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets (liabilities) are summarized as follows:

	For the Year Ended December 31,
	2015		2014
	Current	Non-Current	Current	Non-Current
Deferred income tax assets:
Allowance for accounts and loans receivable	$544,000	$-	$521,000	$-
Inventory capitalization	120,000	-	-	-
Inventory reserve	75,000	-	-	-
Prepaid expense	(374,000)	-	-	-
Accrued expenses	198,000	-	123,000	-
	563,000	-	644,000	-
Deferred income tax liabilities:
Property and equipment	-	(721,000)	-	(306,000)
Goodwill and intangible assets	-	(3,864,000)	-	(3,867,000)
Net operating losses (expires 2031)	-	113,000	-	208,000
Capital loss carryforward (expires 2016)	-	20,000	-	21,000
Foreign tax credits	-	21,000	-	40,000
Valuation allowance	-	(21,000)	-	(35,000)
	-	(4,452,000)	-	(3,939,000)

Net	$563,000	$(4,452,000)	$644,000	$(3,939,000)

Reconciliations from the statutory federal income tax rate to the effective income tax rate are as follows:

	For the Year Ended December 31,
	2015	2014
Income tax expense using the statutory federal rate	$2,047,000	$1,345,000
State income taxes, net of federal benefit	213,000	152,000
Transaction expenses	119,000	64,000
Share based compensation	41,000	-
Other	61,764	(15,000)

Income tax expense	$2,481,764	$1,546,000

It is the Company’s practice to recognize penalties and/or interest related to income tax matters in interest and penalties expense. As of December 31, 2015 and 2014, the Company had an immaterial amount of accrued interest and penalties.

The Company is subject to income taxes in the U.S. federal jurisdiction and various states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Accounting principles generally accepted in the United States of America require management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company and has concluded that as of December 31, 2015, there are no uncertain positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements. The Company is subject to routine audits by taxing jurisdictions. Currently the Company has a federal and state of Missouri audit in progress. Management believes the Company is no longer subject to income tax examinations for years prior to 2012.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock Issued

As further explained in Note 13, on July 1, 2015, we issued an aggregate 3.5 million shares of common stock for the acquisition of JPPA, RAI and JPRE. This represented approximately 37% of the total issued and outstanding common stock of the Company after the issuance, which totaled 9.497,534 shares.

As further explained in Note 13, after the close of business on September 30, 2014 we issued 2,986,823 shares of common stock for the acquisition of AlphaGraphics. This represented approximately 49.8% of the total issued and outstanding common stock of the Company after the issuance, which totaled 5,997,588 shares.

WCR 2015 Stock Incentive Plan

On February 2, 2008, the Board of Directors of the Company approved and adopted the Company’s 2008 Stock Incentive Plan, pursuant to which an aggregated of 100,000 shares of common stock have been reserved for issuance.  Effective February 6, 2015, the Board of Directors terminated the earlier adopted 2008 Stock Incentive Plan and adopted the Company’s new 2015 Stock Incentive Plan. There were no incentives issued or outstanding under the terminated plan. As of December 31, 2015 65,000 options had been granted under the 2015 plan.

The Board of Directors, or a committee of the board, administers the 2015 Stock Incentive Plan and has complete authority to award incentives, to interpret the plan and to make any other determination which it believes necessary and advisable for the proper administration of the plan. A total of 100,000 shares of common stock were reserved in connection with the adoption of the 2015 Stock Incentive Plan.

The 2015 Stock Incentive plan permits the granting of incentives in any one or a combination of the following forms:

•	stock options, including options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, as “qualified” or “incentive” stock options;
•	stock appreciation rights (often referred to as “SARs”) payable in shares of common stock;
•	restricted stock and restricted stock units;
•	performance awards of cash, stock or property; and
•	stock awards.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes nonvested stock option awards outstanding at September 30, 2015 and the changes for the nine months then ended:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding and nonvested at December 31, 2014	-	$-		$-
Granted	65,000	6.00	9.17	-
Vested	-	-		-
Forfeited	-	-		-
Outstanding and nonvested at December 31, 2015	65,000	$6.00	9.17	$-
Exercisable at December 31, 2015	-

The option vests in three annual and near-equal installments on each of February 8, 2016, 2017 and 2018, and has a contract life of ten years. There were no vested options at December 31, 2015, and thus no intrinsic value in outstanding vested options at December 31, 2015. As of December 31, 2015, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $89,000, which is expected to be recognized over a weighted-average period of approximately 1.1 years.

Noncontrolling Interests

The Company owns 99.2% of AGI.  For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of SFAS 160 which are applicable to reporting the equity and net income or loss attributable to noncontrolling interests.

12.	Other Expenses –

A breakout of other expense is as follows:

	For the Year Ended December 31,
	2015	2014
Bank fees	$1,079,930	$473,632
Collection costs	431,682	449,301
Conference expense	680,991	-
Insurance	540,257	305,935
Management and advisory fees	578,082	536,369
Professional and consulting fees	1,911,163	1,048,599
Supplies	694,302	637,730
Other	2,844,765	1,096,389
	$8,761,172	$4,547,955

13.	Acquisitions –

Cellular Retail Growth

Effective June 1, 2015, PQH purchased with cash all outstanding membership interests in four separate limited liability companies (Green Communications, LLC, an Arizona LLC, Green Communications, LLC, an Oregon LLC, Green Communications, LLC, a Washington LLC and Go Green, LLC an Arizona LLC). The entities acquired, when combined, do not meet the 20% significant subsidiaries thresholds under Rule 210.1-02 as modified by Rule 210.3-05(b) of SEC Reg. S-X. Under the equity method of accounting, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the purchase date as follows:

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 1, 2015
Cash	$389,000
Inventory	427,000
Other receivables	405,000
Property and equipment	612,000
Goodwill	578,000
Intangible assets	903,000
Other assets	69,000
Accounts payable and accrued liabilities	(826,000)
$2,557,000

Direct to Consumer Segment

Effective July 1, 2015, the Company acquired a 100% interest in the businesses of RAI, JPPA, and JPRE, by completing a merger and contribution transaction. In consideration for the acquisition of these businesses, the Company issued to the former owners an aggregate of 3.5 million shares of the Company’s common stock representing approximately 37% of the total issued and outstanding common stock after consummation of the acquisition.

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
$6,123,000

Franchise Segment

Effective October 1, 2014, we acquired a 99.2% interest in the business of AlphaGraphics, Inc., a Delaware corporation, through a merger transaction governed by an Agreement and Plan of Merger dated August 29, 2014 (the “Merger Agreement”). As contemplated under the Merger Agreement, we issued an aggregate of 2,986,823 shares of our common stock, representing approximately 49.8% of our total issued and outstanding common stock immediately after the merger, to BC Alpha Holdings I, LLC, a Delaware limited liability company that had earlier owned the AlphaGraphics business.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
$350,000

The results of the operations for the acquired business have been included in the consolidated financial statements since the date of the acquisition. The following table presents the unaudited pro forma results of operations for the year ended December 31, 2015 and 2014 (in thousands), as if the acquisitions had been consummated at the beginning of 2014. The pro forma net income below excludes the expense of the transactions. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the 2014 or the results which may occur in the future.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Year Ended December 31, 2015
Pro forma revenue	$13,025	$37,823	$42,738	$12,699	$-	$106,285
% of total pro forma revenue	12.3%	35.6%	40.2%	11.9%	0.00%	100.0%
Pro forma net income	$2,270	$1,167	$2,177	$952	$(736)	$5,830
Pro forma net income attributable to noncontrolling interests	$17	$-	$-	$-	$-	$17
Pro forma net income attributable to WCR common shareholders	$2,253	$1,167	$2,177	$952	$(736)	$5,813
Pro forma earnings per share attributable to WCR common shareholders – basic and diluted	$0.237	$0.123	$0.229	$0.100	$(0.077)	$0.612

Year Ended December 31, 2014
Pro forma revenue	$12,215	$36,033	$43,622	$12,877	$-	$104,747
% of total pro forma revenue	11.7%	34.4%	41.6%	12.3%	0.00%	100.0%
Pro forma net income	$1,554	$930	$1,427	$1,274	$-	$5,185
Pro forma net income attributable to noncontrolling interests	$13	$-	$-	$-	$-	$13
Pro forma net income attributable to WCR common shareholders	$1,541	$930	$1,427	$1,274	$-	$5,172
Pro forma earnings per share attributable to WCR common shareholders – basic and diluted	$0.162	$0.098	$0.150	$0.134	$-	$0.544

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Segment Information –

The Company has grouped its operations into five segments – Franchise, Cellular Retail, Direct to Consumer, Consumer Finance and Corporate. The Direct to Consumer and Corporate segments were added in 2015. The Franchise segment offers franchise ownership opportunities for customized marketing solutions. The Cellular Retail segment is a dealer for Cricket Wireless selling cellular phones and accessories, ancillary services and serving as a payment center for customers. The “Direct to Consumer” segment, which consists of an online and direct marketing distribution retailer with product offerings including seeds, live goods and garden accessories operating in the retail market under Park Seed, Jackson & Perkins and Wayside Gardens, and in the wholesale market under Park Wholesale, and an online retail seller of home improvement and restoration products operating over the internet through the domain name of www.Vandykes.com and through direct mail catalogs. The Consumer Finance segment provides financial and ancillary services. The Corporate segment includes the parent company activities, inclusive of the acquisitions department and management of acquired subsidiaries.

Segment information related to the years ended December 31, 2015 and 2014:

December 31, 2015 (in thousands)

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$13,025	$32,846	$17,884	$12,699	$-	$76,454
Depreciation and amortization	$441	$430	$214	$113	$-	$1,198
Interest expense	$202	$284	$90	$-	$-	$576
Income tax expense (benefit)	$1,373	$632	$207	$574	$(304)	$2,482
Net income (loss)	$2,270	$1,110	$243	$952	$(1,038)	$3,537
Total segment assets	$10,079	$14,180	$15,878	$15,511	$537	$56,185
Expenditures for segmented assets	$113	$3,865	$304	$45	$14	$4,341

December 31, 2014 (in thousands)

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$3,177	$24,706	$-	$12,877	$-	$40,760
Depreciation and amortization	$112	$327	$-	$117	$-	$556
Interest expense	$63	$191	$-	$62	$-	$316
Income tax expense (benefit)	$441	$385	$-	$720	$-	$1,546
Net income (loss)	$690	$584	$-	$1,137	$-	$2,411
Total segment assets	$10,053	$9,777	$-	$16,932	$-	$36,762
Expenditures for segmented assets	$16	$519	$-	$119	$-	$654

15.	Commitments and Contingencies –

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

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the numerous employment agreements, bonuses of approximately $1,008,000 and $352,000 were accrued for the years ended December 31, 2015 and 2014, respectively.

Asset Purchase Agreement

On November 10, 2015, the PQH entered into an asset purchase agreement to acquire 10 additional Cricket retail stores for a cost of approximately $456,000. The acquisition of the Cricket locations and payment of the purchase price, net of a deposit paid in 2015, is expected to be completed January 2, 2016.

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

The Company is party to an Amended and Restated Management and Advisory Agreement with Blackstreet Capital Management, LLC, (“Blackstreet”) under which Blackstreet provides certain financial, managerial, strategic and operating advice and assistance to the Company.

The amended and restated agreement requires the Company to pay Blackstreet a fee in an amount equal to $400,000 upon the closing of an acquisition in consideration for Blackstreet’s referral to the Company of such acquisition opportunity, and Blackstreet’s assistance in the performance of due diligence services relating thereto. Any fees which may have been payable per these terms related to the AGI, JPPA, RAI and JPRE acquisitions (see Note 13) were waived by Blackstreet.

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

The annual management and advisory fees related to the Amended and Restated Management and Advisory Agreement with Blackstreet for the years ended December 31, 2015 and 2014 were $478,082 and $416,369, respectively.

17.	Special Committee of the Board of Directors –

The Board of Directors has appointed Mr. Ellery Roberts to various special committees of the board.  Annual Director and special committee fees expense was $50,000 for the years ended December 31, 2015 and 2014.

18.	Related Party Transactions –

Leases

The Company leases three properties from an officer of the Company and another party under operating leases, one that extends through October 2016, requiring monthly lease payments of $1,680, one that in month-to-month, requiring monthly lease payments of $1,200, and one that extends through November 2017, requiring monthly lease payments of $5,000.

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

Annual rent expense to related parties for the five retail locations for 2015 and 2014 was approximately $171,000 and $166,500, respectively.

Credit Facility

On December 7, 2012 (and later amended on March 21, 2014, September 30, 2014 and May 21, 2015), we entered in a borrowing arrangement with River City Equity, Inc. Under this arrangement, as amended, we may borrow up to $3.0 million at an interest rate of 12% per annum, with interest payable on a monthly basis. The note contains no prepayment penalties, and pursuant to the May 21, 2015 amendment, matures on June 30, 2016. The note, under certain circumstances, permits River City Equity to obtain a security interest in substantially all of our assets. As of December 31, 2015, $3.0 million was due and owing under this borrowing agreement.

19.	Subsequent Events –

Cellular Retail Store Purchase

On January 2, 2016, PQH acquired Cricket retail store locations for approximately $456,000.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pending Reincorporation

On January 20, 2016, our shareholders approved a plan to reincorporate Western Capital Resources, Inc. in Delaware at a special meeting of the shareholders called for that purpose. Presently, we expect to consummate the reincorporation in April 2016.

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

As of December 31, 2015, our Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. We excluded our July 1, 2015 acquisition from our assessment because the period from acquisition to the date of management’s assessment resulted in an insufficient period of time to adequately implement and assess control effectiveness.

In our Quarterly Report on Form 10-Q for the period ended September 30, 2015, we identified the following three material weaknesses in internal control over financial reporting:

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

Despite the remediation progress we have made, we were unable to conclude that the material weaknesses described in our Quarterly Report for the period ended September 30, 2015 were effectively remediated as of December 31, 2015, due to the fact that (i) less than the entire remediation plan has been implemented and (ii) the time period for remediation testing was insufficient to assess the effectiveness of those controls.

Based on its evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2015, management has identified no new material weaknesses that would be in addition to those previously described in the Quarterly Report. Nevertheless, in light of the un-remediated material weakness in internal control over financial reporting that continued to exist as of December 31, 2015, management performed additional analysis and procedures, an independent review of certain transactions, and completed remedial actions prior to the filing of this annual report, we believe that the consolidated financial statements contained in this report present fairly, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented in conformity with generally accepted accounting principles in the Unites States of America (“GAAP”). KLJ and Associates, LLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2015.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the fiscal year covered by this report that materially affected, or were reasonably likely to materially affect such controls, except as described below.

We are still in the process of remediating our material weaknesses. However, to date, we have performed the following remediation steps:

•	increased the oversight performed by our Chief Executive Officer and Chief Financial Officer at decentralized subsidiary locations;
•	providing additional oversight of the Company’s internal controls for newly acquired entities;
•	implemented separate test and production environments for our decentralized subsidiary’s financial application;
•	began development of corporate-wide information technology policies and procedures;
•	realigned job functions within the financial reporting process to ensure proper segregation of duties; and
•	began the design of role-based security within our financial reporting process and financial application to ensure proper segregation of duties is achieved; and
•	designed and implemented a formalized financial reporting process that includes properly prepared, supported and reviewed balance sheet reconciliations; properly prepared, supported and reviewed journal entries; properly segregated duties, and properly completed and approved financial close checklist and financial reporting calendar for our decentralized subsidiaries.

ITEM 9B    OTHER INFORMATION

None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Our Board of Directors consists of Lawrence Berger, Richard E. Miller, Ellery Roberts, Kevin Kuby and John Quandahl. The following table sets forth the name and position of each of our current directors and executive officers.

Name	Age	Positions
John Quandahl	49	Chief Executive Officer, Chief Operating Officer and Director
Steve Irlbeck	51	Chief Financial Officer
Angel Donchev	34	Chief Investment Officer
Lawrence Berger	44	Director (Chairman)
Ellery Roberts	45	Director
Richard Miller	69	Director
Kevin Kuby	47	Director

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

Angel Donchev joined the Company as its Chief Investment Officer in February 2015.  From 2005 until February 2015, Mr. Donchev was employed by Blackstreet Capital Management, LLC, a Delaware limited liability company principally engaged in the management of private investments. Prior to Blackstreet, Mr. Donchev worked as a generalist in the Corporate Finance division of Stephens Inc., a middle market investment bank. Mr. Donchev has served as a director of AlphaGraphics, Inc. since February 2012, and currently also serves as a director of Swift Spinning, Inc. (a private company).  Mr. Donchev was previously a director of the Company from March 31, 2010 until he resigned on October 1, 2014. Mr. Donchev has been involved in control buyouts of lower middle market companies with combined revenues in excess of $700 million over the past ten years.   Mr. Donchev is a Harvard Business School alumnus and has a BBA in Business Honors and Finance from the McCombs School of Business at the University of Texas at Austin.

Lawrence Berger was appointed to the Board of Directors on October 1, 2014 at the direction of BC Alpha Holdings I, consistent with certain director-appointment rights granted to that company in the AlphaGraphics Merger Agreement.

Mr. Berger served as the Managing Director of Investments for Blackstreet Capital Management, LLC since 2006. Prior to joining Western Capital’s board, Mr. Berger participated in private equity investments in excess of $200 million of equity while working for The Washington Post Company from 1997 to 2000, Watergate Holdings from 2002 to 2003, and Ames Watson Capital, LLC from 2003 to 2006. In addition, from 1994 to 1996, Mr. Berger worked as an associate at Boston Consulting Group. Currently, Mr. Berger is Chairman of the Board of Distinctive Apparel, Inc. and serves on the Board of Directors of Pasta Pomodoro, Inc., and Bijoux Nouveau, Inc. Mr. Berger received a Bachelor of Science in Economics degree in 1994 from the Wharton School of the University of Pennsylvania and a Master of Business Administration in 2000 from the Wharton School of the University of Pennsylvania, where he was also a Price Fellow. Mr. Berger serves as Chairman of the Board.

Richard Miller is an independent business consultant.  Previously, Mr. Miller was Chief Executive Officer of Pirelli Tire North America, a $120 million tire manufacturer, and Chief Executive Officer of Dunn Tire Corporation, a $25 million regional tire retailer.  Prior experience also includes senior operating positions with Dunlop Tire.  Mr. Miller has served as Executive Chairman of True Home Value, Inc., and currently serves as Chairman of Swisher, Inc. ― a private company to which Blackstreet Capital Management, LLC provides management and advisory services.  Mr. Miller is a decorated former Marine Captain and holds a BA from Chapman College in California. Mr. Miller previously served as our Chairman of the Board.

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

Kevin Kuby was appointed to the Board of Directors on July 1, 2015 at the direction of BC Alpha Holdings I, consistent with certain director-appointment rights granted to that company in the AlphaGraphics Merger Agreement. Mr. Kuby is and has been since 2012 a Managing Director in Restructuring at Blackstreet Capital Management, LLC. Mr. Kuby has worked in the turnaround and restructuring industry for over 17 years. He has worked across a wide variety of industries developing and implementing restructuring strategies for financially distressed clients. Prior to joining Blackstreet Capital, from 2008 to 2012, Mr. Kuby worked for Alvarez & Marsal in their restructuring practice, where he held various positions including Managing Director. Mr. Kuby also previously worked for FTI Consulting from 2002 to 2008, most recently as Senior Managing Director, and for PricewaterhouseCoopers in their business restructuring practice from 1998 to 2002, most recently as Director. Mr. Kuby received an MBA from the University of Chicago and a B.A. in Economics from the University of Illinois – Urbana / Champaign.

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

CODE OF ETHICS

We have adopted a Code of Ethics which governs the conduct of our officers, directors and employees in order to promote honesty, integrity, loyalty and the accuracy of our financial statements. Our Code of Ethics was amended and restated effective as of August 4, 2015, and a copy of that amended and restated Code of Ethics is filed as an exhibit to this report. You may obtain a copy of the Code of Ethics without charge by writing us and requesting a copy, attention: John Quandahl, 11550 “I” Street, Omaha, Nebraska 68137. You may also request a copy by calling us at (402) 551-8888.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and Nasdaq. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2015, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, or written representations that no Forms 5 were required, the Company believes that the following is the list of its officers, directors and greater than ten percent beneficial owners who have failed to file on a timely basis all Section 16(a) filing requirements during the fiscal year ended December 31, 2015: Lawrence Berger had 2 late reports and 3 transactions filed late and Kevin Kuby had 1 late report.

ITEM 11    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of Western Capital during the year ended December 31, 2014; and (ii) each other individual that served as an executive officer of Western Capital at the conclusion of the year ended December 31, 2015 and who received more than $100,000 in the form of salary and bonus during such fiscal year. For purposes of this report, these individuals are collectively referred to as our “named executives.”

Name and Principal Position		Salary	Bonus	Total
John Quandahl (1)	2015	$246,000	$84,500	$330,500
Pres. and Chief Executive Officer	2014	$246,000	$81,000	$327,000
Steve Irlbeck (2)	2015	$225,000	$84,500	$309,500
Chief Financial Officer	2014	$165,000	$81,000	$246,000

(1)	Mr. Quandahl is our President and Chief Executive Officer. Mr. Quandahl also serves as our Chief Operating Officer, a position he has held since November 29, 2007. Mr. Quandahl became our President and Chief Executive Officer on January 1, 2009. From January 1, 2009 through May 10, 2011, Mr. Quandahl also served as interim our Chief Financial Officer.

(2)	Mr. Irlbeck is our Chief Financial Officer, a position he has held since May 10, 2011. Prior to May 10, 2011, Mr. Irlbeck was our Senior Director of Accounting.

We had no outstanding equity awards as of December 31, 2015 for any named executives.

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

COMPENSATION OF DIRECTORS

Name and Principal Position		Compensation	Other Annual Compensation	Total
Richard Miller (1)	2015	$-	$100,000	100,000
	2014	$-	$100,000	$100,000
Ellery Roberts (2)	2015	$50,000	$-	$50,000
Director	2014	$50,000	$-	$50,000
Angel Donchev (3)	2015	$-	$-	$-
Director	2014	$-	$-	$-
Thomas Ripley (4)	2015	$-	$-	$-
Director	2014	$8,000	$-	$8,000
Gay A. Burke (5)	2015	$-	$-	$-
Director	2014	$-	$-	$-
Lawrence Berger (6)	2015	$-	$-	$-
	2014	$-	$-	$-
Kevin Kuby (7)	2015	$-	$-	$-
Director	2014	$-	$-	$-

(1)	Mr. Miller provides management consulting services to the Company in addition to his services as a director of the Board. In accordance with the consulting agreement, his compensation is $100,000 per year.
(2)	Mr. Roberts served on a special committee of the Board of Directors. In connection with this service, the Board of Directors approved the payment of compensation to Mr. Roberts in the amount of $50,000 for years 2015 and 2014.
(3)	Mr. Donchev resigned from the Board of Directors effective October 1, 2014.
(4)	Mr. Ripley resigned from the Board of Directors effective October 1, 2014.
(5)	Ms. Burke resigned from the Board of Directors effective July 1, 2015.
(6)	Mr. Berger was appointed to the Board of Directors effective October 1, 2014 and is the Chairman of the Board.
(7)	Mr. Kuby was appointed to the Board of Directors effective July 1, 2015.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of the close of business on March 30, 2016, we had outstanding 9,497,534 shares of common stock. Each share of capital stock is currently entitled to one vote on all matters put to a vote of our shareholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 30, 2016, by:

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

Name and Address	Common Shares Beneficially Owned (1)	Percentage of Common Shares (1)
Richard Miller	84,166	*	%
Ellery Roberts	-	-%
Lawrence Berger (2)	5,437	*	%
Kevin Kuby	-	-%
John Quandahl	10,000	*	%
Steve Irlbeck	10,000	*	%
Angel Donchev	7,445	*	%
All current executive officers and directors as a group (3)	117,048	1.23%
WCR, LLC (4) c/o Blackstreet Capital Management, LLC 5425 Wisconsin Avenue Suite #701 Chevy Chase, MD 20815	4,117,509	43.35%
BC Alpha Holdings I, LLC (5) c/o Blackstreet Capital Management, LLC 5425 Wisconsin Avenue Suite #701 Chevy Chase, MD 20815	3,167,513	33.35%

* less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Includes 2,287 common shares held by Blue Jays Investment 2, LLC, a Delaware limited liability company to which Mr. Berger is a member and manager and taken from Mr. Berger’s most recent filing under §13 of the Securities Exchange Act of 1934, filed on July 14, 2015.

(3)	Consists of Messrs. Miller, Roberts, Berger, Kuby, Quandahl, Irlbeck and Donchev.

(4)	Share figures contained in the table are taken from WCR, LLC’s most recent filing under §13 of the Securities Exchange Act of 1934, filed on August 10, 2015.

(5)	Share figures contained in the table are taken from BC Alpha Holdings I, LLC’s most recent filing under §13 of the Securities Exchange Act of 1934, filed on August 10, 2015.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND TRANSACTIONS

On October 18, 2011 (and later amended on December 7, 2012, March 21, 2014 and May 21, 2015), we entered in a borrowing arrangement with River City Equity, Inc. Under this arrangement, as amended, we may borrow up to $3.0 million at an interest rate of 12% per annum, with interest payable on a monthly basis. The note contains no prepayment penalties, and pursuant to the May 21, 2015 amendment, matures on June 30, 2016. The note, under certain circumstances, permits River City Equity to obtain a security interest in substantially all of our assets. As of December 31, 2015, $3.0 million was due and owing under this borrowing agreement.

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

The Board of Directors does have a standing Compensation Committee and Audit Committee. The Compensation Committee is composed of Mr. Roberts. The Audit Committee is composed of Mr. Roberts. The Board of Directors has determined that only Mr. Roberts is “independent,” as such term is defined in Section 5605(a)(2) of the Nasdaq listing rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. The preceding disclosure respecting director independence is required under applicable SEC rules. However, as a corporation whose shares are listed for trading on the OTCQB, we are not required to have any independent directors at all on its Board of Directors, or any independent directors serving on any particular committees of the Board of Directors.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees we were billed for audit and non-audit services rendered for fiscal years 2015 and 2014. Our principal accountant, KLJ and Associates, LLP, reviewed our quarterly filings and audited the Company’s consolidated financial statements for the years 2015 and 2014.

	2015	2014
Audit Fees	$125,000	$71,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$125,000	$71,500

KLJ and Associates, LLP did not perform any other tax-related or other services for fees during fiscal 2015 and 2014.

Audit Fees. The fees identified under this caption were for professional fees rendered in connection with the audit of our annual consolidated financial statements, review of our quarterly condensed consolidated financial statements and statutory and regulatory filings and engagements for the years identified.

Approval Policy. Our Audit Committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firms in years ended 2015 and 2014 were pre-approved by the Audit Committee.

PART IV

ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among the registrant, WCRS Acquisition Co., LLC, and BC Alpha Holdings II, LLC, dated August 29, 2014 (incorporated by reference to the registrant’s current report on Form 8-K filed on September 5, 2014).

2.2	Merger and Contribution Agreement with Restorers Acquisition, Inc., J&P Park Acquisitions, Inc., and J&P Real Estate, LLC, and certain other parties, dated June 9, 2015 (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q filed on August 14, 2015).

3.1	Amended and Restated Articles of Incorporation, filed with the Minnesota Secretary of State on May 25, 2007 (incorporated by reference to the registrant’s annual report on Form 10-K filed on April 7, 2008) (see also Exhibits 3.2 through 3.6 below).

3.2	Amendment to Amended and Restated Articles of Incorporation, filed with the Minnesota Secretary of State on December 27, 2007 (incorporated by reference to the registrant’s annual report on Form 10-K filed on April 7, 2008).

3.3	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to the registrant’s current report on Form 8-K filed on January 7, 2008).

3.4	Amendment to Articles of Incorporation, filed with the Minnesota Secretary of State on March 18, 2008 (incorporated by reference to the registrant’s annual report on Form 10-K filed on April 7, 2008).

3.5	Amendment to Articles of Incorporation, filed with the Minnesota Secretary of State on July 29, 2008 (incorporated by reference to the registrant’s current report on Form 8-K filed on July 29, 2008).

3.6	Amendment to Articles of Incorporation, filed with the Minnesota Secretary of State on March 30, 2010 (incorporated by reference to the registrant’s current report on Form 8-K filed on April 2, 2010).

3.7	Amendment to Articles of Incorporation, filed with the Minnesota Secretary of State on June 23, 2014 (incorporated by reference to the registrant’s quarterly report on Form 10-Q filed on August 12, 2014).

3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on June 23, 2008).

3.9	Amendment to Amended and Restated Bylaws dated May 30, 2014 (incorporated by reference to the registrant’s quarterly report on Form 10-Q filed on August 12, 2014).

10.1	2015 Stock Incentive Plan (incorporated by reference to the registrant’s current report on Form 8-K filed on February 9, 2015).

10.2	Form of Stock Option Agreement for use with 2015 Stock Incentive Plan (incorporated by reference to the registrant’s current report on Form 8-K filed on February 9, 2015).

10.3	Promissory Note delivered in favor of River City Equity, Inc. dated as of October 18, 2011 (incorporated by reference to Exhibit 10.11 to registrant’s annual report on Form 10-K filed on March 30, 2012).

10.4	Security Agreement delivered in favor of River City Equity, Inc. dated as of October 18, 2011 (incorporated by reference to Exhibit 10.12 to registrant’s annual report on Form 10-K filed on March 30, 2012).

10.5	Consulting Agreement with Ric Miller Consulting, Inc. dated as of April 1, 2010 (incorporated by reference to Exhibit 10.17 to registrant’s annual report on Form 10-K filed on March 30, 2012).

10.6	Amended and Restated Employment Agreement with John Quandahl dated as of April 1, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on May 14, 2013).

10.7	Amended and Restated Management and advisory Agreement with Blackstreet Capital Management, LLC, dated June 21, 2012 (incorporated by reference to Exhibit 10.3 to registrant’s quarterly report on Form 10-Q filed on August 14, 2012.).

10.8	First Amendment to Amended and Restated Management and advisory Agreement with Blackstreet Capital Management, LLC, dated October 1, 2014 (incorporated by reference to Exhibit 10.12 to registrant’s annual report on Form 10-K filed on March 31, 2015).

10.9	Second Amendment to Amended and Restated Management and Advisory Agreement with Blackstreet Capital Management, LLC, dated July 1, 2015 (filed herewith).

10.10	Employment Agreement with Angel Donchev dated as of February 9, 2015 (incorporated by reference to the registrant’s current report on Form 8-K filed on February 9, 2015).

14	Code of Ethics (amended and restated as of March 30, 2012) (incorporated by reference to Exhibit 14 to registrant's annual report on form 10-K filed on March 31, 2015).

21	List of Subsidiaries (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Schema Document (filed herewith).

101.CAL	XBRL Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Definition Linkbase Document (filed herewith).

101.LAB	XBRL Label Linkbase Document (filed herewith).

101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Capital Resources, Inc.

/s/ John Quandahl	3/30/16
John Quandahl

Chief Executive Officer

/s/ Steve Irlbeck	3/30/16
Steve Irlbeck

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Quandahl	3/30/16	/s/ Lawrence Berger	3/30/16
John Quandahl, Director, Chief Executive Officer, Chief Operating Officer (principal executive officer)		Lawrence Berger, Director (Chairman)

		/s/ Ellery Roberts	3/30/16
Ellery Roberts, Director

/s/ Steve Irlbeck	3/30/16	/s/ Kevin Kuby	3/30/16
Steve Irlbeck, Chief Financial Officer (principal financial officer and principal accounting officer)		Kevin Kuby, Director

		/s/ Richard Miller	3/30/16
Richard Miller, Director