Form 10-Q
period 2016-03-31
WESTERN CAPITAL RESOURCES, INC.
filed 2016-05-13
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 16, 2016, the registrant had outstanding 9,497,534 shares of common stock, no par value per share.

Western Capital Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (Unaudited)	December 31, 2015

ASSETS

CURRENT ASSETS
Cash	$6,306,070	$7,847,669
Loans receivable (less allowance for losses of $955,000 and $1,177,000, respectively)	3,945,775	4,884,438
Accounts receivable (less allowance for losses of $137,000 and $272,000, respectively)	3,452,444	1,963,192
Inventory	8,531,043	7,617,850
Prepaid expenses and other	2,394,513	2,589,749
TOTAL CURRENT ASSETS	24,629,845	24,902,898

PROPERTY AND EQUIPMENT, net	9,183,776	8,561,321

GOODWILL	13,355,591	13,355,591

INTANGIBLE ASSETS, net	7,877,628	8,018,616

OTHER	404,580	783,907

TOTAL ASSETS	$55,451,420	$55,622,333

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$4,386,505	$4,577,118
Accrued expenses and other liabilities	5,535,076	6,232,267
Income taxes payable	475,473	1,135,031
Current portion long-term debt	1,233,338	4,900,008
Current portion capital lease obligations	79,256	23,860
Deferred revenue and other	1,650,477	1,796,338
TOTAL CURRENT LIABILITIES	13,360,125	18,664,622

LONG-TERM LIABILITIES
Notes payable, net of current portion	5,788,120	3,096,452
Capital lease obligations, net of current portion	137,251	33,347
Deferred income taxes	4,233,000	3,889,000
Other	77,760	80,403
TOTAL LONG-TERM LIABILITIES	10,236,131	7,099,202

TOTAL LIABILITIES	23,596,256	25,763,824

COMMITMENTS AND CONTINGENCIES (Note 11)

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, no par value, 12,500,000 shares authorized, 9,497,534 issued and outstanding.	-	-
Additional paid-in capital	28,955,463	28,934,392
Retained earnings	2,869,437	898,038
TOTAL WESTERN SHAREHOLDERS’ EQUITY	31,824,900	29,832,430

NONCONTROLLING INTERESTS	30,264	26,079

TOTAL EQUITY	31,855,164	29,858,509

TOTAL LIABILITIES AND EQUITY	$55,451,420	$55,622,333

See notes to condensed consolidated financial statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
REVENUES
Sales and associated fees	$20,015,542	$7,505,748
Financing fees and interest	2,484,220	2,585,394
Royalty and franchise fees, net	2,794,756	2,705,157
Other revenue	3,140,768	1,645,532
	28,435,286	14,441,831

COST OF REVENUES
Cost of sales	10,356,860	4,508,255
Provisions for loans receivable losses	302,872	326,210
Other	553,414	195,678
	11,213,146	5,030,143

GROSS PROFIT	17,222,140	9,411,688

OPERATING EXPENSES
Salaries, wages and benefits	6,748,950	4,216,114
Occupancy	1,973,805	1,307,229
Advertising, marketing and development	1,951,009	256,495
Depreciation	276,592	104,082
Amortization	140,990	103,840
Other	2,820,251	1,941,221
	13,911,597	7,928,981

OPERATING INCOME	3,310,543	1,482,707

OTHER INCOME (EXPENSES):
Interest income	1,052	1,354
Interest expense	(169,011)	(105,975)
	(167,959)	(104,621)

INCOME BEFORE INCOME TAXES	3,142,584	1,378,086

INCOME TAX EXPENSE	1,167,000	539,650

NET INCOME	1,975,584	838,436

Less net income attributable to noncontrolling interests	(4,185)	(2,377)

NET INCOME ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$1,971,399	$836,059

EARNINGS PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
Basic and diluted	$0.21	$0.14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	9,497,534	5,997,588

See notes to condensed consolidated financial statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
OPERATING ACTIVITIES
Net Income	$1,975,584	$838,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	276,592	104,082
Amortization	140,990	103,840
Share based compensation	21,071	-
Deferred income taxes	344,000	101,000
Changes in operating assets and liabilities:
Loans receivable	938,663	1,227,529
Accounts receivable	(1,489,252)	(99,266)
Inventory	(913,193)	49,824
Prepaid expenses and other assets	574,563	(190,461)
Accounts payable and accrued liabilities	(1,547,364)	(1,187,214)
Deferred revenue and other current liabilities	(145,861)	7,178
Accrued liabilities and other	(2,643)	4,188
Net cash provided by operating activities	173,150	959,136

INVESTING ACTIVITIES
Purchases of property and equipment	(432,211)	(70,646)
Acquisition of stores, net of cash acquired	(466,836)	(440,000)
Net cash used by investing activities	(899,047)	(510,646)

FINANCING ACTIVITIES
Payments on notes payable – long-term, net	(975,002)	(1,375,000)
Proceeds from (payments on) capital leases, net	159,300	(10,797)
Net cash used by financing activities	(815,702)	(1,385,797)

NET DECREASE IN CASH	(1,541,599)	(937,307)

CASH
Beginning of period	7,847,669	4,273,350
End of period	$6,306,070	$3,336,043

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$1,483,301	$1,133,458
Interest paid	$166,131	$114,523

Noncash investing and financing activities:
Deposit applied to purchase of intangibles	$-	$50,000

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

For further information, refer to the Condensed Consolidated Financial Statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2015. The condensed consolidated balance sheet at December 31, 2015, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

Western Capital Resources, Inc. (WCR) is a parent company owning operating subsidiaries, with percentage owned shown parenthetically, as summarized below

•	Franchise
o	AlphaGraphics, Inc. (AGI) (99.2%) – franchisor of 257 domestic and 26 international AlphaGraphics Business Centers which specialize in the planning, production and management of visual communications for businesses and individuals throughout the world.

•	Cellular Retail
o	PQH Wireless, Inc. and subsidiaries (PQH) (100%) – owns and operates 111 cellular retail stores as an exclusive dealer of the Cricket brand.

•	Direct to Consumer
o	J & P Park Acquisitions, Inc. (JPPA) (100% – Acquired July 1, 2015) – an online and direct marketing distribution retailer of live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins, and Wayside Gardens brand names as well as a wholesaler under the Park Wholesale brand.

o	Restorers Acquisition, Inc. (RAI) (100% – Acquired July 1, 2015) – an online and direct marketing distribution retailer of home improvement and restoration products operating under Van Dyke’s Restorers.

o	J & P Real Estate, LLC (JPRE) (100% – Acquired July 1, 2015) – owns real estate utilized as JPPA’s distribution and warehouse facility and the corporate offices of JPPA and RAI.

•	Consumer Finance
o	Wyoming Financial Lenders, Inc. (WFL) (100%) – owns and operates “payday” stores 46 in eight states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming) providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

o	Express Pawn, Inc. (EPI) (100%) – owns and operates retail three pawn stores in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of merchandise obtained from forfeited pawn loans or purchased from customers.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Significant management estimates relate to the notes and loans receivable allowance, carrying value and impairment of long-lived goodwill and intangible assets, inventory valuation and obsolescence, estimated useful lives of property and equipment, gift certificate and customer credits liability and deferred taxes and tax uncertainties.

Reclassifications

Certain Statement of Income reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the three months ended March 31, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP. This standard, including subsequent updates, is effective for annual and interim periods beginning after December 15, 2017. The Company is currently assessing the potential effects on our financial condition, results of operations and consolidated financial statements.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company early adopted ASU 2015-17 during our first quarter of fiscal year 2016 on a retrospective basis. Accordingly, we reclassified the current deferred taxes to noncurrent on our December 31, 2015 Condensed Consolidated Balance Sheet, which decreased current deferred tax assets $0.56 million and decreased noncurrent deferred tax liabilities $0.56 million.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The standard requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted and the standard is to be applied using a modified retrospectively approach. The Company is currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements.

No other accounting pronouncements issued or effective during the fiscal quarter have had or are expected to have a material impact on our condensed consolidated financial statements.

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

3.	Loans Receivable –

At March 31, 2016 and December 31, 2015, the Company’s outstanding loans receivable aging was as follows:

	March 31, 2016
	Payday	Installment	Pawn & Title	Total
Current	$3,295,567	$205,095	$253,950	$3,754,612
1-30	221,140	39,821	-	260,961
31-60	162,501	24,866	-	187,367
61-90	191,760	16,292	-	208,052
91-120	162,082	5,769	-	167,851
121-150	165,775	3,333	-	169,108
151-180	151,528	1,296	-	152,824
	4,350,353	296,472	253,950	4,900,775
Less Allowance	(889,000)	(66,000)	-	(955,000)
	$3,461,353	$230,472	$253,950	$3,945,775

	December 31, 2015
	Payday	Installment	Pawn & Title	Total
Current	$4,065,706	$291,947	$286,514	$4,644,167
1-30	332,217	43,179	-	375,396
31-60	263,486	24,233	-	287,719
61-90	199,526	16,293	-	215,819
91-120	196,123	9,417	-	205,540
121-150	160,386	4,985	-	165,371
151-180	165,237	2,189	-	167,426
	5,382,681	392,243	286,514	6,061,438
Less Allowance	(1,081,000)	(96,000)	-	(1,177,000)
	$4,301,681	$296,243	$286,514	$4,884,438

4.	Loans Receivable Allowance –

As a result of the Company’s collection efforts, it historically writes off approximately 42% of returned payday items.  Based on days past the check return date, write-offs of payday returned items historically have tracked at the following approximate percentages: 1 to 30 days – 42%; 31 to 60 days – 64%; 61 to 90 days – 83%; 91 to 120 days – 88%; 121 to 150 days – 91%; and 151 + days – 93%.

A rollforward of the Company’s loans receivable allowance is as follows:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Loans receivable allowance, beginning of period	$1,177,000	$1,219,000
Provision for loan losses charged to expense	302,872	1,904,893
Charge-offs, net	(524,872)	(1,946,893)
Loans receivable allowance, end of period	$955,000	$1,177,000

5.	Accounts Receivable –

A breakdown of accounts receivables by segment as of March 31, 2016 and December 31, 2015 are as follows:

March 31, 2016
	Franchise	Cellular Retail	Direct to Consumer	Total
Accounts receivable	$1,444,791	$106,208	$2,038,445	$3,589,444
Less allowance	(100,000)	-	(37,000)	(137,000)
Net account receivable	$1,344,791	$106,208	$2,001,445	$3,452,444

December 31, 2015
	Franchise	Cellular Retail	Direct to Consumer	Total
Accounts receivable	$1,332,446	$148,346	$754,400	$2,235,192
Less allowance	(183,000)	-	(89,000)	(272,000)
Net account receivable	$1,149,446	$148,346	$665,400	$1,963,192

6.	Deferred Revenue and Other Liabilities –

Deferred revenue and other liabilities consist of the following:

	March 31, 2016	December 31, 2015
Deferred financing fees	$203,445	$285,452
Deferred franchise development fees	350,634	264,000
Merchandise credits and gift card liability	939,069	1,127,470
Other	157,329	119,416
Total	$1,650,477	$1,796,338

7.	Notes Payable – Long Term –

	March 31, 2016	December 31, 2015
Note payable (with a credit limit of $3,000,000) to River City Equity, Inc., a related party, with interest payable monthly at 12% due June 30, 2016 and upon certain events can be collateralized by substantially all assets of WCR, excluding any equity interest in AGI	$3,000,000	$3,000,000
Subsidiary note payable to a financial institution with quarterly principal payments of $375,000 plus interest at prime rate plus 2.5%, secured by the AGI’s assets, maturing March 2017	750,000	1,625,000
Subsidiary note payable to a financial institution with monthly principal payment of $33,334 plus annual paydowns equal to JPRE’s net cash flow from operations due within 120 days of the calendar year end plus interest at LIBOR plus 3.5% (4% at March 31, 2016), secured by JPRE assets, maturing June 5, 2019 when remaining principal balance is due	3,271,458	3,371,460
Total	7,021,458	7,996,460
Less current maturities (see Note 12)	(1,233,338)	(4,900,008)
	$5,788,120	$3,096,452

Future minimum long-term principal payments are as follows, after giving effect of refinancing as further discussed in Note 12:

Year	Amount
1	$1,233,338
2	1,058,341
3	1,058,341
4	2,729,767
5	658,333
Thereafter	283,338
$7,021,458

8.	Other Operating Expense –

A breakout of other operating expense is as follows:

	For the Three Months Ended March 31,
	2016	2015

Bank fees	$438,034	$149,523
Collection costs	116,188	111,319
Conferences	265,405	210,645
Insurance	171,563	82,795
Management and advisory fees	221,025	149,502
Professional and consulting fees	595,210	406,032
Supplies	183,274	170,514
Other	829,552	660,891
	$2,820,251	$1,941,221

9.	Pro Forma Information –

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

As further discussed in Note 13 of the December 31, 2015 Notes to Consolidated Financial Statements, the results of the operations for the acquired business have been included in the consolidated financial statements since the dates of the acquisition. The following table presents the unaudited results of operations for the three-months ended March 31, 2016 and the unaudited pro forma results of operations for the three-months ended March 31, 2015 (in thousands, except for per share data) as if the acquisitions had been consummated at the beginning of 2015. The pro forma net income below excludes the expense of the transactions. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the 2015 or the results which may occur in the future.

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Three Months Ended March 31, 2016
Revenue	$3,612	$9,775	$12,064	$2,984	$-	$28,435
% of total revenue	12.7%	34.4%	42.4%	10.5%	-%	100.0%
Net income	$523	$371	$904	$312	$(135)	$1,975
Net income attributable to noncontrolling interests	$4	$-	$-	$-	$-	$4
Net income attributable to WCR common shareholders	$519	$371	$904	$312	$(135)	$1,971
Earnings per share attributable to WCR common shareholders – basic and diluted	$0.055	$0.039	$0.095	$0.033	$(0.014)	$0.208

Three Months Ended March 31, 2015
Pro forma revenue	$3,196	$11,292	$13,451	$3,094	$-	$31,033
% of total pro forma revenue	10.3%	36.4%	43.3%	10.0%	-%	100.0%
Pro forma net income	$299	$392	$828	$286	$(73)	$1,732
Pro forma net income attributable to noncontrolling interests	$2	$-	$-	$-	$-	$2
Pro forma net income attributable to WCR common shareholders	$297	$392	$828	$286	$(73)	$1,730
Pro forma earnings per share attributable to WCR common shareholders – basic and diluted	$0.031	$0.041	$0.087	$0.031	$(0.008)	$0.182

10.	Segment Information –

Segment information related to the three month period ended March 31, 2016 and 2015, is presented below:

March 31, 2016 (in thousands)
	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$3,612	$9,775	$12,064	$2,984	$-	$28,435
Net income (loss)	$523	$371	$904	$312	$(135)	$1,975
Total segment assets	$9,481	$14,746	$16,779	$13,747	$698	$55,451

March 31, 2015 (in thousands)
	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$3,196	$8,152	$-	$3,094	$-	$14,442
Net income (loss)	$299	$326	$-	$286	$(73)	$838
Total segment assets	$9,909	$9,502	$-	$15,085	$-	$34,496

11.	Commitments and Contingencies –

Pursuant to the Company’s numerous employment agreements, bonuses of approximately $356,000 and $182,000 were accrued for the three-months ended March 31, 2016 and 2015, respectively.

12.	Subsequent Events –

Credit Facility

On April 22, 2016, the Company entered into a Credit Agreement with a financial institution. The Credit Agreement provides the company with (i) a revolving credit facility in an aggregate amount of up to $3,000,000, having a maturity date of April 21, 2018, and (ii) an acquisition loan facility in an aggregate amount of up to $9,000,000, having a maturity date of April 21, 2018. Under the Credit Agreement, both the revolving credit facility and acquisition loan facility bear interest at a floating per annum rate equal to one-month LIBOR plus 3.50%, adjusted on a monthly basis. At closing, $3,500,000 was advanced under the acquisition loan replacing the $3,000,000 River City Equity debt and $500,000 of other term debt.

Certain company subsidiaries are guarantors of the company’s borrowings and obligations under the Credit Agreement. All borrowings under the Credit Agreement are secured by substantially all assets of the company and the guarantor subsidiaries.

The Credit Agreement requires the company to meet certain financial tests, including a leverage ratio and a fixed charge coverage ratio, as defined in the Credit Agreement. Subject to certain exceptions, the Credit Agreement contains covenants limiting the company’s ability to (or to permit the guarantor subsidiaries to) merge or consolidate with, or engage in a sale of substantially all assets to, any party, but the company or any guarantor subsidiary generally may nonetheless merge with another party if (i) the company or guarantor subsidiary is the entity surviving such merger, and (ii) immediately after giving effect to such merger, no default shall have occurred and be continuing under the Credit Agreement. Subject to certain exceptions, the Credit Agreement also contains covenants limiting the company’s ability to (or to permit the guarantor subsidiaries to) create liens on assets, incur additional indebtedness, make certain types of investments, and pay dividends or make certain other types of restricted payments, but the company may nonetheless pay dividends to its shareholders if (a) there are no outstanding loans or unpaid interest under the revolving credit facility, and (b) no default shall have occurred and be continuing under the Credit Agreement.

Reincorporation

On January 20, 2016, our shareholders approved a plan to reincorporate Western Capital Resources, Inc. in Delaware at a special meeting of the shareholders called for that purpose. The reincorporation was completed May 11, 2016.

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

Specific factors that might cause actual results to differ from our expectations embodied in our forward-looking statements, or that might affect the value of the common stock, include but are not limited to:

•	changes in local, state or federal laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations;

•	litigation and regulatory actions directed toward us or the industries in which we operate, particularly in certain key states or nationally;

•	our need for additional financing;

•	unpredictability or uncertainty in financing markets which could impair our ability to grow our business through acquisitions;

•	changes in Cricket dealer compensation;

•	the impact on us, as a Cricket dealer, of the AT&T acquisition of the Cricket Wireless business;

•	failure of or disruption caused by a significant vendor;

•	outside factors that affect our ability to obtain product and fulfill orders; and

•	our ability to successfully operate or integrate recent or future business acquisitions.

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Following is key actual and pro forma financial data for the three month period ended March 31, 2016 and 2015:

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

Loan Loss Allowance

Included in loans receivable are unpaid principal, interest and fee balances of payday, installment, pawn and title loans that have not reached their maturity date, and “late” payday loans that have reached maturity within the last 180 days and have remaining outstanding balances.  Late payday loans generally are unpaid loans where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons. All returned items are charged-off after 180 days, as collections after that date have not been significant. Loans are carried at cost plus accrued interest or fees through maturity date, less payments made and a loans receivable allowance.

The Company does not specifically reserve for any individual payday, installment or title loan.  The Company aggregates loan types for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio. This methodology takes into account several factors, including (1) the amount of loan principal, interest and fee outstanding, (2) historical charge offs from loans that originated during the last 24 months, (3) current and expected collection patterns and (4) current economic trends. The Company utilizes a software program to assist with the tracking of its historical portfolio statistics. A loan loss allowance is maintained for anticipated losses for payday and installment loans based primarily on our historical percentages by loan type of net charge offs, applied against the applicable balance of loan principal, interest and fees outstanding. The Company also periodically performs a look-back analysis on its loan loss allowance to verify the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. The Company is aware that as conditions change, it may also need to make additional allowances in future periods. Loan losses or charge-offs of pawn or title loans are not recorded because the value of the collateral exceeds the loan amount. See Note 4 to our condensed consolidated financial statements included in this report for a rollforward of our loans receivable allowance.

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

Results of Operations – Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net income attributable to our common shareholders was $1.97 million, or $0.21 per share (basic and diluted), for the three months ended March 31, 2016, compared to $.84 million, or $0.14 per share (basic and diluted), for the three months ended March 31, 2015. As further discussed below, each operating segment contributed to the increase in net income for the year over year period, but the most significant contribution to the increase is from the addition of our Direct to Consumer segment acquired on July 1, 2015, and thus there was no comparable net income included in prior year period results. Following is a discussion of operating results by segment.

We expect segment operating results and earnings per share to change throughout 2016 due, at least in part, to the seasonality of the Direct to Consumer and Cellular Retail segments and potential for mergers and acquisitions activity.

The following table provides quarter-over-quarter revenues and net income (in thousands) attributable to WCR common shareholders by operating segment:

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Three Months Ended March 31, 2016
Revenues	$3,612	$9,775	$12,064	$2,984	$-	$28,435
% of total revenue	12.7%	34.4%	42.4%	10.5%	-	100.0%
Net income (loss)	$523	$371	$904	$312	$(135)	$1,975
Net income (loss) attributable to WCR common shareholders	$519	$371	$904	$312	$(135)	$1,971

Three Months Ended March 31, 2015
Revenues	$3,196	$8,152	$-	$3,094	$-	$14,442
% of total revenue	22.1%	56.5%	-	21.4%	-	100.0%
Net income (loss)	$299	$326	$-	$286	$(73)	$838
Net income (loss) attributable to WCR common shareholders	$297	$326	$-	$286	$(73)	$836

Franchise

The table below summarizes the number of AlphaGraphics business centers owned and operated by franchisees during the three-month period ended March 31, 2016 and 2015:

	Beginning	New	Closed	Ending
2016
US Centers	254	4	(1)	257
International Centers	25	-	-	25
Total	279	4	(1)	282

2015
US Centers	242	5	(2)	245
International Centers	32	-	-	32
Total	274	5	(2)	277

Our U.S. franchisees reported approximate center sales for the three-month period ended March 31 as follows:

	2016	2015
Total gross U.S. network-wide center sales	$67,786,000	$63,864,000

Revenues and net income for the three month period ended March 31, 2016 and 2015 were $3.61 million versus $3.20 million and $0.52 million versus $0.30 million, respectively. The revenue growth of 13% was attributable to a 6.5% increase in royalty and franchise development fee revenue with the balance earned from low margin services revenue. The revenue growth, net of direct costs and together with a reduction in operating costs period over period accounted for the segment net income increase to $0.52 million from $0.30 million in 2015.

Cellular Retail

A summary table of the number of Cricket cellular retail stores we operated during the three-month period ended March 31, 2016 and 2015 follows:

	2016	2015
Beginning	99	61
Acquired/ Launched	14	7
Closed	(2)	-
Ending	111	68

As of the end of the comparable periods, we added a net of 43 locations, a store count growth of 63%. This resulted in period-over-period growth in revenue of 20%, growth in gross profit of 47%, growth in expenses of 50% and growth in net income of 13%. Phone sales revenue increased due to the additional location operated, but same store sales were down period over period. This was expected as prior period volume was positively influenced by customer migrations to Cricket Wireless’ new GSM network. An increase in customer fees and dealer commission revenue not related to phone activations, each with zero cost of sale associated with them, led to the gross profit growth percentage being greater than the sales growth percentage. Our expenses increased $1.79 million from $3.51 million for the three-month period ended March 31, 2015 to $5.30 million for the three-month period ended March 31, 2016, primarily due to the additional store locations.

Direct to Consumer

On July 1, 2015, we acquired our newest segment, Direct to Consumer. The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual net income in the quarter ending March 31 due to an uptick in sales of the seasonal products it sells (seeds and live goods). For the current quarter, the Direct to Consumer segment had net income of $0.90 million or $0.09 cents per share. Revenues for the three month period ended March 31, 2016 were $12.06 million and net income was $0.90 million compared to pro forma revenues and pro forma net income for the comparable period in 2015 of $13.45 million and $0.83 million, respectively. Wholesale seed sales increased period over period while sales of live plants was relatively flat and retails seed and restoration product sales decreased. The decrease in restoration product sales was expected as we refine product offerings and strategies, changes which have resulted in increased margins.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the three-month period ended March 31, 2016 and 2015 follows:

	2016	2015
Beginning	47	51
Acquired/ Launched	-	-
Closed	-	-
Ending	47	51

Our Consumer Finance segment revenues decreased slightly for the three months ended March 31, 2016 compared to the three month period ended March 31, 2015. Payday and installment lending revenue decreased period over period due to the sale of four stores on October 1, 2015. However, same store revenues from the remaining stores showed only a nominal decline period over period. Revenue from our three pawn store operations increased 6.9% period over period. Our cost of revenues, which is made up of pawn merchandise sales and net bad debt, decreased from $.52 million for the three months ended March 31, 2015 to $.51 million for the three months ended March 31, 2016 while operating expenses also decreased period over period, both a result of the few number of stores operated. Consumer finance contributions to net income increased to $0.31 million for the period compared to $0.29 in the comparable period.

Corporate

Costs related to our Corporate segment were $0.14 million for the three months ended March 31, 2016 compared to $0.07 million for the three months ended March 31, 2015.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three Months Ended March 31,
	2016	2015

Cash flows provided (used) by:
Operating activities	$173,150	$959,136
Investing activities	(899,047)	(510,646)
Financing activities	(815,702)	(1,385,797)
Net decrease in cash	(1,541,599)	(937,307)
Cash, beginning of period	7,847,669	4,273,350
Cash, end of period	$6,306,070	$3,336,043

At March 31, 2016, we had cash of $6.31 million compared to cash of $3.34 million on March 31, 2015. Both comparable periods include cash flows utilized for growth in our Cellular Retail segment in 2016. We believe that our available cash, combined with expected cash flows from operations and available financing, will be sufficient to fund our scheduled debt repayments and capital expenditure in our Cellular Retail segment through March 31, 2017.

On April 22, 2016, the Company entered into a Credit Agreement with a financial institution. The Credit Agreement provides the company with (i) a revolving credit facility in an aggregate amount of up to $3,000,000, having a maturity date of April 21, 2018, and (ii) an acquisition loan facility in an aggregate amount of up to $9,000,000, having a maturity date of April 21, 2018. Under the Credit Agreement, both the revolving credit facility and acquisition loan facility bear interest at a floating per annum rate equal to one-month LIBOR plus 3.50%, adjusted on a monthly basis. At closing, $3,500,000 was advanced under the acquisition loan replacing the $3,000,000 River City Equity debt which had a maturity date of June 30, 2016 and $500,000 of other term debt.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2016.

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

As of March 31, 2016, our Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934.

In our Quarterly Report on Form 10-Q for the period ended September 30, 2015, we identified the following material weaknesses in internal control over financial reporting:

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

We further provided in the Quarterly Report on Form 10-Q for the period ended September 30, 2015 and the Annual Report on Form 10-K for the year ended December 31, 2015 Management’s remediation plan and efforts to correct the identified material weaknesses. Despite the remediation progress made, we were unable to conclude that the material weaknesses described above were effectively remediated as of March 31, 2016 due to the fact that the time period necessary for remediation testing is insufficient to assess the effectiveness of those controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 13, 2016	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Stephen Irlbeck
Stephen Irlbeck
Chief Financial Officer