Form 10-Q
period 2016-06-30
WESTERN CAPITAL RESOURCES, INC.
filed 2016-08-15
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

☐   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:   000-52015

Western Capital Resources, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-0848102
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 15, 2016, the registrant had outstanding 9,497,534 shares of common stock, no par value per share.

Western Capital Resources, Inc.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2016	December 31, 2015
ASSETS

CURRENT ASSETS
Cash	$8,587,343	$7,847,669
Loans receivable (less allowance for losses of $893,000 and $1,177,000, respectively)	4,425,247	4,884,438
Accounts receivable (less allowance for losses of $176,000 and $272,000, respectively)	1,517,938	1,963,192
Inventory	7,237,559	7,617,850
Prepaid expenses and other	1,647,890	2,589,749
TOTAL CURRENT ASSETS	23,415,977	24,902,898

PROPERTY AND EQUIPMENT, net	9,415,746	8,561,321

GOODWILL	13,355,592	13,355,591

INTANGIBLE ASSETS, net	7,818,158	8,018,616

OTHER	752,579	783,907

TOTAL ASSETS	$54,758,052	$55,622,333

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$2,363,765	$4,577,118
Accrued expenses and other liabilities	6,004,779	6,232,267
Income taxes payable	457,678	1,135,031
Current portion long-term debt	1,100,000	4,900,008
Current portion capital lease obligations	68,591	23,860
Deferred revenue and other	1,405,395	1,796,338
TOTAL CURRENT LIABILITIES	11,400,208	18,664,622

LONG-TERM LIABILITIES
Notes payable, net of current portion	5,513,123	3,096,452
Capital lease obligations, net of current portion	119,392	33,347
Deferred income taxes	4,202,000	3,889,000
Other	102,472	80,403
TOTAL LONG-TERM LIABILITIES	9,936,987	7,099,202

TOTAL LIABILITIES	21,337,195	25,763,824

COMMITMENTS AND CONTINGENCIES (Note 14)

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, no par value, 12,500,000 shares authorized, 9,497,534 issued and outstanding.	-	-
Additional paid-in capital	28,969,559	28,934,392
Retained earnings	4,416,481	898,038
TOTAL WESTERN SHAREHOLDERS’ EQUITY	33,386,040	29,832,430

NONCONTROLLING INTERESTS	34,817	26,079

TOTAL EQUITY	33,420,857	29,858,509

TOTAL LIABILITIES AND EQUITY	$54,758,052	$55,622,333

See notes to condensed consolidated financial statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
REVENUES
Sales and associated fees	$19,064,101	$6,129,520	$39,079,643	$13,635,268
Financing fees and interest	2,340,968	2,556,202	4,825,188	5,141,596
Royalty and franchise fees, net	2,595,614	2,454,752	5,390,370	5,079,809
Other revenue	3,171,743	1,735,579	6,312,511	3,381,111
Total Revenues	27,172,426	12,876,053	55,607,712	27,237,784

COST OF REVENUES
Cost of sales	9,377,949	3,496,283	19,815,834	8,004,538
Provisions for loans receivable losses	428,613	452,258	731,485	778,468
Other	603,667	256,662	1,157,081	529,840
Total Cost of Revenues	10,410,229	4,205,203	21,704,400	9,312,846

GROSS PROFIT	16,762,197	8,670,850	33,903,312	17,924,938

OPERATING EXPENSES
Salaries, wages and benefits	6,677,803	4,281,389	13,426,753	8,497,503
Occupancy	1,897,270	1,406,083	3,871,075	2,713,312
Advertising, marketing and development	2,266,522	191,832	4,217,531	370,827
Depreciation	295,157	106,610	571,749	210,692
Amortization	140,873	113,510	281,863	217,350
Other	2,511,751	1,612,593	5,250,977	3,473,710
Total Operating Expenses	13,789,376	7,712,017	27,619,948	15,483,394

OPERATING INCOME	2,972,821	958,833	6,283,364	2,441,544

OTHER INCOME (EXPENSES):
Interest income	957	716	2,009	2,070
Interest expense	(150,714)	(97,276)	(319,725)	(203,251)
Total Other Income (Expenses)	(149,757)	(96,560)	(317,716)	(201,181)

INCOME BEFORE INCOME TAXES	2,823,064	862,273	5,965,648	2,240,363

INCOME TAX EXPENSE	1,034,000	432,870	2,201,000	972,520

NET INCOME	1,789,064	429,403	3,764,648	1,267,843

Less net income attributable to noncontrolling interests	(4,553)	(3,610)	(8,738)	(5,987)

NET INCOME ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$1,784,511	$425,793	$3,755,910	$1,261,856

EARNINGS PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
Basic and diluted	$0.19	$0.07	$0.40	$0.21

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	9,497,534	5,997,588	9,497,534	5,997,588

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
OPERATING ACTIVITIES
Net Income	$3,764,648	$1,267,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	571,749	210,692
Amortization	281,863	217,350
Share based compensation	35,167	46,317
Deferred income taxes	313,000	121,000
Loss on disposal of property and equipment	9,953	-
Changes in operating assets and liabilities:
Loans receivable	459,191	491,024
Accounts receivable	445,254	259,139
Inventory	380,291	(569,184)
Prepaid expenses and other assets	973,187	77,067
Accounts payable and accrued liabilities	(3,118,195)	(900,339)
Deferred revenue and other current liabilities	(390,943)	(18,225)
Accrued liabilities and other	22,069	(8,394)
Net cash provided by operating activities	3,747,234	1,194,290

INVESTING ACTIVITIES
Purchases of property and equipment	(929,291)	(291,656)
Acquisition of stores, net of cash acquired	(588,241)	(2,608,500)
Cash received through acquisitions	-	389,072
Net cash used by investing activities	(1,517,532)	(2,511,084)

FINANCING ACTIVITIES
Advances on note payable – long-term	418,301	-
Advances (payments) on notes payable – long-term, net	(1,801,638)	250,000
Advances (payments) on capital leases, net	130,776	(21,728)
Dividend paid	(237,467)	-
Net cash provided by (used in) financing activities	(1,490,028)	228,272

NET INCREASE (DECREASE) IN CASH	739,674	(1,088,522)

CASH
Beginning of period	7,847,669	4,273,350
End of period	$8,587,343	$3,184,828

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$1,490,444	$1,408,494
Interest paid	$451,271	$194,703

Noncash investing and financing activities:
Deposit applied to purchase of intangibles	$-	$50,000
Long-term debt proceeds used to pay off debt and interest	$3,021,699	$-
Long-term debt proceeds used to pay prepaid financing costs	$60,000	$-

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

For further information, refer to the Condensed Consolidated Financial Statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2015. The condensed consolidated balance sheet at December 31, 2015, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

Western Capital Resources, Inc. (“WCR”) is a parent company owning operating subsidiaries, with percentage owned shown parenthetically, as summarized below:

•	Franchise
o	AlphaGraphics, Inc. (“AGI”) (99.2%) – franchisor of 258 domestic and 25 international AlphaGraphics Business Centers which specialize in the planning, production and management of visual communications for businesses and individuals throughout the world.

•	Cellular Retail
o	PQH Wireless, Inc. and subsidiaries (“PQH”) (100%) – owns and operates 116 cellular retail stores as an exclusive dealer of the Cricket brand.

•	Direct to Consumer
o	J & P Park Acquisitions, Inc. (“JPPA”) (100% – Acquired July 1, 2015) – an online and direct marketing distribution retailer of live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins, and Wayside Gardens brand names as well as a wholesaler under the Park Wholesale brand.

o	Restorers Acquisition, Inc. (“RAI”) (100% – Acquired July 1, 2015) – an online and direct marketing distribution retailer of home improvement and restoration products operating under Van Dyke’s Restorers.

o	J & P Real Estate, LLC (“JPRE”) (100% – Acquired July 1, 2015) – owns real estate utilized as JPPA’s distribution and warehouse facility and the corporate offices of JPPA and RAI.

•	Consumer Finance
o	Wyoming Financial Lenders, Inc. (“WFL”) (100%) – owns and operates 46 “payday” stores in eight states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming) providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

o	Express Pawn, Inc. (“EPI”) (100%) – owns and operates three retail pawn stores in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of merchandise obtained from forfeited pawn loans or purchased from customers.

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

Reclassifications

Certain Statements of Income reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the three and six months ended June 30, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP. This standard, including subsequent updates, is effective for annual and interim periods beginning after December 15, 2017. The Company is currently assessing the potential effects on our financial condition, results of operations and consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company early adopted ASU 2015-17 during our first quarter of fiscal year 2016 on a retrospective basis. Accordingly, we reclassified the current deferred taxes to noncurrent on our December 31, 2015 Condensed Consolidated Balance Sheet, which decreased current deferred tax assets by $0.56 million and decreased noncurrent deferred tax liabilities by $0.56 million.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The standard requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted and the standard is to be applied using a modified retrospectively approach. The Company is currently evaluating the impact that ASU 2016-02 will have on our financial condition, results of operations and consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and the standard is to be applied using a modified retrospectively approach. The Company is currently evaluating the impact that ASU 2016-13 will have on our financial condition, results of operations and consolidated financial statements.

No other accounting pronouncements issued or effective during the fiscal quarter have had or are expected to have a material impact on our condensed consolidated financial statements.

2.	Risks Inherent in the Operating Environment –

Regulatory

The Company’s Consumer Finance segment activities are highly regulated under numerous local, state, and federal laws, regulations and rules, which are subject to change. New laws, regulations or rules could be enacted or issued, interpretations of existing laws, regulations or rules may change and enforcement action by regulatory agencies may intensify. Over the past several years, consumer advocacy groups and certain media reports have advocated governmental and regulatory action to prohibit or severely restrict sub-prime lending activities of the kind conducted by the Company. The federal Consumer Financial Protection Bureau has indicated that it will use its authority to further regulate the payday industry and has been actively enforcing existing regulations within its jurisdiction.

Any adverse change in present local, state, and federal laws or regulations that govern or otherwise affect lending could result in the Consumer Finance segment’s curtailment or cessation of operations in certain or all jurisdictions or locations. Furthermore, any failure to comply with any applicable local, state or federal laws or regulations could result in fines, litigation, closure of one or more store locations or negative publicity. Any such change or failure would have a corresponding impact on the Company’s and segment’s results of operations and financial condition, and could also negatively affect the Company’s general business prospects due to lost or decreased operating income or if negative publicity effects its ability to obtain additional financing as needed.

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

3.	Loans Receivable –

At June 30, 2016 and December 31, 2015, the Consumer Finance segment’s outstanding loans receivable aging was as follows:

June 30, 2016
	Payday	Installment	Pawn & Title	Total
Current	$3,703,331	$232,718	$296,759	$4,232,808
1-30	284,109	34,636	-	318,745
31-60	200,487	14,234	-	214,721
61-90	175,938	7,269	-	183,207
91-120	117,996	3,551	-	121,547
121-150	105,994	1,841	-	107,835
151-180	138,883	501	-	139,384
	4,726,738	294,750	296,759	5,318,247
Less Allowance	(838,000)	(55,000)	-	(893,000)
	$3,888,738	$239,750	$296,759	$4,425,247

December 31, 2015
	Payday	Installment	Pawn & Title	Total
Current	$4,065,706	$291,947	$286,514	$4,644,167
1-30	332,217	43,179	-	375,396
31-60	263,486	24,233	-	287,719
61-90	199,526	16,293	-	215,819
91-120	196,123	9,417	-	205,540
121-150	160,386	4,985	-	165,371
151-180	165,237	2,189	-	167,426
	5,382,681	392,243	286,514	6,061,438
Less Allowance	(1,081,000)	(96,000)	-	(1,177,000)
	$4,301,681	$296,243	$286,514	$4,884,438

4.	Loans Receivable Allowance –

As a result of the Consumer Finance segment’s collection efforts, it historically writes off approximately 42% of returned payday items.  Based on days past the check return date, write-offs of payday returned items historically have tracked at the following approximate percentages: 1 to 30 days – 42%; 31 to 60 days – 64%; 61 to 90 days – 83%; 91 to 120 days – 88%; 121 to 150 days – 91%; and 151 + days – 92%.

A rollforward of the Consumer Finance segment’s loans receivable allowance is as follows:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Loans receivable allowance, beginning of period	$1,177,000	$1,219,000
Provision for loan losses charged to expense	731,485	1,904,893
Charge-offs, net	(1,015,485)	(1,946,893)
Loans receivable allowance, end of period	$893,000	$1,177,000

5.	Accounts Receivable –

A breakdown of accounts receivables by segment as of June 30, 2016 and December 31, 2015 are as follows:

June 30, 2016
	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$1,191,553	$113,075	$378,738	$10,572	$1,693,938
Less allowance	(126,000)	-	(50,000)	-	(176,000)
Net account receivable	$1,065,553	$113,075	$328,738	10,572	$1,517,938

December 31, 2015
	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$1,332,446	$148,346	$754,400	$-	$2,235,192
Less allowance	(183,000)	-	(89,000)	-	(272,000)
Net account receivable	$1,149,446	$148,346	$665,400	-	$1,963,192

6.	Deferred Revenue and Other Liabilities –

Deferred revenue and other liabilities consist of the following:

	June 30, 2016	December 31, 2015
Deferred financing fees	$234,148	$285,452
Deferred franchise development and service fees	162,334	264,000
Merchandise credits and gift card liability	676,301	1,127,470
Other	332,612	119,416
Total	$1,405,395	$1,796,338

7.	Notes Payable – Short Term –

On April 22, 2016, WCR entered into a Credit Agreement with a financial institution. The Credit Agreement provides the Company with a revolving credit facility in an aggregate amount of up to $3,000,000, having a maturity date of April 21, 2018. Funds advanced under the revolving credit facility bear interest at a floating per annum rate equal to one-month LIBOR plus 3.50%, adjusted on a monthly basis. At June 30, 2016 $3,000,000 of credit was available.

In conjunction with the closing of the Credit Agreement, all existing short-term credit facilities of the Company were terminated.

See Note 14 for additional terms and conditions related to the Credit Agreement.

8.	Notes Payable – Long Term –

	June 30, 2016	December 31, 2015
Note payable (with a credit limit of $3,000,000) to River City Equity, Inc., a related party, with interest payable monthly at 12% due June 30, 2016 and upon certain events can be collateralized by substantially all assets of WCR, excluding any equity interest in AGI (terminated May 2016)	$-	$3,000,000
Note payable to a financial institution with monthly principal payment of $58,333 plus interest at LIBOR plus 3.5% (4% at June 30, 2016), secured by substantially all assets of the Company with stated guarantee amounts by subsidiaries, maturing April 21, 2021	3,441,667	-
Subsidiary note payable to a financial institution with quarterly principal payments of $375,000 plus interest at prime rate plus 2.5%, secured by the AGI’s assets, maturing March 2017 (terminated May 2016)	-	1,625,000
Subsidiary note payable to a financial institution with monthly principal payment of $33,334 plus annual paydowns equal to JPRE’s net cash flow from operations due within 120 days of the calendar year end plus interest at LIBOR plus 3.5% (4% at June 30, 2016), secured by JPRE assets, maturing June 5, 2019 when remaining principal balance is due	3,171,456	3,371,460
Total	6,613,123	7,996,460
Less current maturities	(1,100,000)	(4,900,008)
	$5,513,123	$3,096,452

Future minimum long-term principal payments are as follows:

Year	Amount
1	$1,100,000
2	1,100,000
3	3,071,456
4	700,000
5	641,667
Thereafter	-
$6,613,123

On April 22, 2016, WCR entered into a Credit Agreement with a financial institution. In addition to the $3,000,000 revolving line of credit facility (see Note 7 above) the Credit Agreement provides the Company with an acquisition loan facility in an aggregate amount of up to $9,000,000, having a maturity date of April 21, 2018. Funds advanced under the acquisition loan facility bear interest at a floating per annum rate equal to one-month LIBOR plus 3.50%, adjusted on a monthly basis and mature five years from the date of advance. At closing, $3,500,000 was advanced under the acquisition loan replacing the $3,000,000 River City Equity debt and $500,000 of other term debt. At June 30, 2016 approximately $5,500,000 of credit was available under the acquisition loan facility.

See Note 14 for additional terms and conditions related to the Credit Agreement.

9.	Reincorporation –

On January 20, 2016, our shareholders approved a plan to reincorporate Western Capital Resources, Inc. in Delaware at a special meeting of the shareholders called for that purpose. The reincorporation was completed May 11, 2016.

10.	Cash Dividend –

Date declared	May 24, 2016
Record date	June 6, 2016
Date paid	June 15, 2016
Dividend per share of common stock	$0.025

11.	Other Operating Expense –

A breakout of other expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Bank fees	$497,084	$135,222	$935,118	$284,745
Collection costs	109,963	108,984	226,151	220,303
Conference expense	29,151	-	294,556	210,644
Insurance	173,326	93,200	344,889	175,995
Management and advisory fees	203,504	124,801	424,529	274,303
Professional and consulting fees	447,735	472,677	1,042,945	918,113
Supplies	176,650	158,122	359,924	328,636
Other	874,338	519,587	1,622,865	1,060,971
	$2,511,751	$1,612,593	$5,250,977	$3,473,710

12.	Pro Forma Information –

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

As further discussed in Note 13 of the December 31, 2015 Notes to Consolidated Financial Statements, the results of the operations for the acquired business have been included in the consolidated financial statements since the dates of the acquisition. The following table presents the unaudited results of operations for the three and six months ended June 30, 2016 and the unaudited pro forma results of operations for the three and six months ended June 30, 2015 (in thousands, except for per share data) as if the acquisitions had been consummated at the beginning of 2015. The pro forma net income below excludes the expense of the transactions. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the 2015 or the results which may occur in the future.

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Three Months Ended June 30, 2016
Revenue	$3,562	$8,083	$12,689	$2,838	$-	$27,172
% of total revenue	13.1%	29.8%	46.7%	10.4%	-%	100.0%
Net income (loss)	$568	$74	$1,103	$262	$(218)	$1,789
Net income attributable to noncontrolling interests	$4	$-	$-	$-	$-	$4
Net income (loss) attributable to WCR common shareholders	$564	$74	$1,103	$262	$(218)	$1,785
Earnings (loss) per share attributable to WCR common shareholders – basic and diluted	$0.059	$0.008	$0.116	$0.028	$(0.023)	$0.188

Three Months Ended June 30, 2015
Pro forma revenue	$2,851	$8,803	$11,403	$3,059	$-	$26,116
% of total pro forma revenue	10.9%	33.7%	43.7%	11.7%	-%	100.0%
Pro forma net income (loss)	$457	$127	$1,106	$257	$(122)	$1,825
Pro forma net income attributable to noncontrolling interests	$4	$-	$-	$-	$-	$4
Pro forma net income (loss) attributable to WCR common shareholders	$453	$127	$1,106	$257	$(122)	$1,821
Pro forma earnings (loss) per share attributable to WCR common shareholders – basic and diluted	$0.048	$0.013	$0.116	$0.028	$(0.013)	$0.192

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Six Months Ended June 30, 2016
Revenue	$7,174	$17,858	$24,754	$5,822	$-	$55,608
% of total revenue	12.9%	32.1%	44.5%	10.5%	-%	100.0%
Net income (loss)	$1,083	$454	$2,007	$574	$(353)	$3,765
Net income attributable to noncontrolling interests	$9	$-	$-	$-	$-	$9
Net income (loss) attributable to WCR common shareholders	$1,074	$454	$2,007	$574	$(353)	$3,756
Earnings (loss) per share attributable to WCR common shareholders – basic and diluted	$0.113	$0.048	$0.211	$0.060	$(0.037)	$0.395

Six Months Ended June 30, 2015
Pro forma revenue	$5,967	$20,095	$24,854	$6,153	$-	$57,069
% of total pro forma revenue	10.5%	35.2%	43.5%	10.8%	-%	100.0%
Pro forma net income (loss)	$755	$524	$1,934	$543	$(195)	$3,561
Pro forma net income attributable to noncontrolling interests	$6	$-	$-	$-	$-	$6
Pro forma net income (loss) attributable to WCR common shareholders	$749	$524	$1,934	$543	$(195)	$3,555
Pro forma earnings (loss) per share attributable to WCR common shareholders – basic and diluted	$0.079	$0.055	$0.204	$0.057	$(0.021)	$0.374

13.	Segment Information –

Segment information related to the three and six month periods ended June 30, 2016 and 2015 is presented below:

Three Months Ended June 30, 2016

(in thousands)

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$3,562	$8,083	$12,689	$2,838	$-	$27,172
Net income (loss)	$568	$74	$1,103	$262	$(218)	$1,789
Expenditures for segmented assets	$7	$580	$24	$7	$-	$618

Three Months Ended June 30, 2015

(in thousands)

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$2,851	$6,966	$-	$3,059	$-	$12,876
Net income (loss)	$456	$140	$-	$257	$(424)	$429
Expenditures for segmented assets	$51	$3,135	$-	$16	$14	$3,216

Six Months Ended June 30, 2016

(in thousands)

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$7,174	$17,858	$24,754	$5,822	$-	$55,608
Net income (loss)	$1,083	$454	$2,007	$574	$(353)	$3,765
Total segment assets	$9,681	$14,779	$14,393	$15,531	$374	$54,758
Expenditures for segmented assets	$15	$1,447	$38	$18	$-	$1,518

Six Months Ended June 30, 2015

(in thousands)

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$5,967	$15,118	$-	$6,153	$-	$27,238
Net income (loss)	$755	$467	$-	$543	$(497)	$1,268
Total segment assets	$9,555	$12,222	$-	$16,192	$317	$38,286
Expenditures for segmented assets	$91	$3,656	$-	$16	$13	$3,776

14.	Commitments and Contingencies –

Employment Agreements

The Company is party to an Amended and Restated Employment Agreement with its Chief Executive Officer, Mr. John Quandahl. Among other things, this agreement contains provisions for an annual performance-based cash bonus pool for management. The agreement was amended effective April 1, 2016 to extend the term through March 2019.

Pursuant to the Company’s numerous employment agreements, bonuses of approximately $338,000 and $693,000 were accrued for the three and six month periods ended June 30, 2016, respectively.

Credit Facility

On April 22, 2016 WCR entered into a Credit Agreement with a financial institution. Certain company subsidiaries are guarantors of the borrowings and obligations under the Credit Agreement. All borrowings under the Credit Agreement are secured by substantially all assets of WCR and the guarantor subsidiaries.

The Credit Agreement requires WCR to meet certain financial tests, including a leverage ratio and a fixed charge coverage ratio, as defined in the Credit Agreement. Subject to certain exceptions, the Credit Agreement contains covenants limiting the company’s ability to (or to permit the guarantor subsidiaries to) merge or consolidate with, or engage in a sale of substantially all assets to, any party, but WCR or any guarantor subsidiary generally may nonetheless merge with another party if (i) WCR or guarantor subsidiary is the entity surviving such merger, and (ii) immediately after giving effect to such merger, no default shall have occurred and be continuing under the Credit Agreement. Subject to certain exceptions, the Credit Agreement also contains covenants limiting WCR’s ability to (or to permit the guarantor subsidiaries to) create liens on assets, incur additional indebtedness, make certain types of investments, and pay dividends or make certain other types of restricted payments, but WCR may nonetheless pay dividends to its shareholders if (a) there are no outstanding loans or unpaid interest under the revolving credit facility (see Note 7), and (b) no default shall have occurred and be continuing under the Credit Agreement.

Cellular Retail Growth Commitment

Effective June 6, 2016, PQH entered into a Cricket Wireless Exclusive Dealer Agreement Amendment for Retail Expansion. Per the agreement, PQH commits to open at least 150 locations by December 31, 2017, including 50 locations by December 31, 2016. Also effective June 6, 2016, Cricket Wireless, LLC has increased certain compensation arrangements in the existing dealer agreement and will provide a subsidy for each location opened during the term of the agreement.

15.	Subsequent Events –

We evaluated all events or transactions that occurred after June 30, 2016 up through the date we issued these financial statements. During this period we did not have any material subsequent events that impacted our financial statements.

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

Specific factors that might cause actual results to differ from our expectations embodied in our forward-looking statements, or that might affect the value of the common stock, include but are not limited to:

•	the seasonal nature of the products sold in our Direct to Consumer segment - a significant portion of pre-tax net income contributed by the segment is earned during the months of March through May and December, consequently the third quarter of each year typically results in a net loss;

•	the success of new stores related to our expansion plans in the Retail Wireless segment;

•	changes in local, state or federal laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations;

•	litigation and regulatory actions directed toward us or the industries in which we operate, particularly in certain key states or nationally;

•	our need for additional financing;

•	unpredictability or uncertainty in financing markets which could impair our ability to grow our business through acquisitions;

•	changes in Cricket dealer compensation;

•	the impact on us, as a Cricket dealer, of the AT&T acquisition of the Cricket Wireless business;

•	failure of or disruption caused by a significant vendor;

•	outside factors that affect our ability to obtain product and fulfill orders; and

•	our ability to successfully operate or integrate recent or future business acquisitions.

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

Following are actual and pro forma revenues by operating segment for the three and six month periods ended June 30, 2016 and 2015:

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

Results of Operations – Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net income attributable to our common shareholders was $1.78 million, or $0.19 per share (basic and diluted), for the quarter ended June 30, 2016, compared to $0.43 million, or $0.07 per share (basic and diluted), for the quarter ended June 30, 2015. Pro forma net income attributable to our common shareholders for the three months ended June 30, 2015 was $1.82 million, or $0.19 per share (basic and diluted). See Note 12 of the notes to our condensed consolidated financial statements included in this report for additional pro forma information.

We expect segment operating results and earnings per share to change throughout 2016 due, at least in part, to the seasonality of the Direct to Consumer and Cellular Retail segments, growth in the Cellular Retail segment and potential mergers and acquisitions activity.

Following is a discussion of operating results by segment.

The following table provides quarter-over-quarter revenues and net income attributable to WCR common shareholders by operating segment (in thousands):

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Three Months Ended June 30, 2016
Revenues	$3,562	$8,083	$12,689	$2,838	$-	$27,172
% of total revenue	13.1%	29.8%	46.7%	10.4%	-%	100.0%
Net income (loss)	$568	$74	$1,103	$262	$(218)	$1,789
Net income (loss) attributable to WCR common shareholders	$564	$74	$1,103	$262	$(218)	$1,785

Three Months Ended June 30, 2015
Revenues	$2,851	$6,966	$-	$3,059	$-	$12,876
% of total revenue	22.1%	54.1%	-%	23.8%	-%	100.0%
Net income (loss)	$456	$140	$-	$257	$(424)	$429
Net income (loss) attributable to WCR common shareholders	$453	$140	$-	$257	$(424)	$426

Pro Forma Three Months Ended June 30, 2015
Pro Forma Revenues	$2,851	$8,803	$11,403	$3,059	$-	$26,116
Pro Forma % of total revenue	10.9%	33.7%	43.7%	11.7%	-%	100.0%
Pro Forma Net income (loss)	$457	$127	$1,106	$257	$(122)	$1,825
Pro Forma Net income (loss) attributable to WCR common shareholders	$453	$127	$1,106	$257	$(122)	$1,821

Franchise

The table below summarizes the number of AlphaGraphics business centers owned and operated by franchisees during the quarters ended June 30, 2016 and 2015:

	Beginning	New	Closed	Ending
2016
US Centers	257	2	(1)	258
International Centers	25	-	-	25
Total	282	2	(1)	283

2015
US Centers	245	5	-	250
International Centers	32	-	(6)	26
Total	277	5	(6)	276

Our U.S. franchisees reported approximate center sales for the quarters ended June 30 as follows:

	2016	2015
Total gross U.S. network-wide center sales	$70,875,000	$68,289,000

Revenues and net income for the quarters ended June 30, 2016 and 2015 were $3.56 million versus $2.85 million and $0.57 million versus $0.46 million, respectively. The revenue growth of 24.9% was attributable to a 5.7% increase in royalty and franchise development fee revenue with the balance attributable to additional low margin services revenue related to new service offerings in 2016. The revenue growth, net of the increased direct costs, the increased costs associated with the increased revenue, and operating costs resulted in the segment net income increase to $0.57 million from $0.46 million in the prior year comparable quarter.

Cellular Retail

A summary table of the number of Cricket cellular retail stores we operated during the quarters ended June 30, 2016 and 2015 follows:

	2016	2015
Beginning	111	68
Acquired/ Launched	9	42
Closed	(4)	-
Ending	116	110

As of the end of the comparable periods, we added a net of 6 locations. However, we owned and operated 40 of the stores for only one month within the prior year comparable quarter. This resulted in quarter-over-quarter growth in revenue. Phone sales revenue increased due to the additional locations operated, but same store unit sales and sales revenue were down quarter over quarter. This was expected as prior year comparable quarter volume was positively influenced by customer migrations to Cricket Wireless’ new GSM network. Same store customer fees and dealer compensation revenue not related to phone activations on a per store basis both increased quarter over quarter. Expenses (including interest and income taxes) increased $1.32 million from $3.54 million for the quarter ended June 30, 2015 to $4.86 million for the quarter ended June 30, 2016, an average store cost similar period-over-period when factoring in the period of time the locations were operated.

Direct to Consumer

On July 1, 2015, we added our newest segment, Direct to Consumer. The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual net income in the months of March through May and December due to the seasonal products it sells. For the current quarter, the Direct to Consumer segment had net income of $1.10 million compared to pro forma net income of $1.11 million for the comparable prior year period. Revenues for the three month period ended June 30, 2016 were $12.69 million compared to pro forma revenues for the comparable period in 2015 of $11.40 million. An increase in the sales of live plants was the primary contributor to the increase.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the quarters ended June 30, 2016 and 2015 follows:

	2016	2015
Beginning	47	51
Acquired/ Launched	-	-
Closed	(1)	-
Ending	46	51

Our Consumer Finance segment revenues decreased 7.2% for the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015. The sale of 4 stores on October 1, 2015 and closing of one location in May 2015 account for a 4.4% decrease in revenue. Regional economic downturns in the Midwest, primarily Wyoming, North Dakota and South Dakota, have contributed significantly to the balance of the decline. Reductions in net bad debt and operating costs have helped to keep the net income relatively flat quarter over quarter.

Corporate

Costs related to our Corporate segment were $0.22 million for the quarter ended June 30, 2016 compared to $0.42 million for the quarter ended June 30, 2015, which included approximately $0.3 million in transaction related costs.

Results of Operations – Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net income attributable to our common shareholders was $3.76 million, or $0.40 per share (basic and diluted), for the six months ended June 30, 2016, compared to $1.26 million, or $0.21 per share (basic and diluted), for the comparable period in 2015 and compared to pro forma net income for the prior comparable period of $3.56 million or $0.37 per share (basic and diluted). As further discussed below, The Franchise, Direct to Consumer and Consumer Finance operating segments each contributed to the increase in net income for the year over year period, while the Retail Wireless segment decreased.

As previously noted, we expect segment operating results and earnings per share to change throughout 2016 due, at least in part, to the seasonality of the Direct to Consumer and Cellular Retail segments, growth in the Cellular Retail segment and potential mergers and acquisitions activity.

Following is a discussion of operating results by segment.

The following table provides period over period revenues and net income attributable to WCR common shareholders by operating segment (in thousands):

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Six Months Ended June 30, 2016
Revenues	$7,174	$17,858	$24,754	$5,822	$-	$55,608
% of total revenue	12.9%	32.1%	44.5%	10.5%	-%	100.0%
Net income (loss)	$1,083	$454	$2,007	$574	$(353)	$3,765
Net income (loss) attributable to WCR common shareholders	$1,074	$454	$2,007	$574	$(353)	$3,756

Six Months Ended June 30, 2015
Revenues	$5,967	$15,118	$-	$6,153	$-	$27,238
% of total revenue	21.9%	55.5%	-%	22.6%	-%	100.0%
Net income (loss)	$755	$467	$-	$543	$(497)	$1,268
Net income (loss) attributable to WCR common shareholders	$749	$467	$-	$543	$(497)	$1,262

Pro Forma Six Months Ended June 30, 2015
Pro Forma Revenues	$5,967	$20,095	$24,854	$6,153	$-	$57,069
Pro Forma % of total revenue	10.5%	35.2%	43.5%	10.8%	-%	100.0%
Pro Forma Net income (loss)	$755	$524	$1,934	$543	$(195)	$3,561
Pro Forma Net income (loss) attributable to WCR common shareholders	$749	$524	$1,934	$543	$(195)	$3,555

Franchise

The table below summarizes the number of AlphaGraphics business centers owned and operated by franchisees during the six month periods ended June, 2016 and 2015:

	Beginning	New	Closed	Ending
2016
US Centers	254	6	(2)	258
International Centers	25	-	-	25
Total	279	6	(2)	283

2015
US Centers	242	10	(2)	250
International Centers	32	-	(6)	26
Total	274	10	(8)	276

Our U.S. franchisees reported approximate center sales for the six month periods ended June 30 as follows:

	2016	2015
Total gross U.S. network-wide center sales	$138,661,000	$132,153,000

Revenues for the six month period ended June 30, 2016 and 2015 were $7.17 million and $5.97 million, respectively. The revenue growth of 20.1% was attributable to a 6.1% increase in royalty and franchise development fee revenue with the balance attributable to additional low margin services revenue related to new service offerings in 2016. Services revenue increased $0.8 million while cost of revenue increased $0.63 million. The revenue growth, net of direct costs and together with a slight increase in operating costs resulted in the segment net income increase to $1.08 million from $0.76 million for the prior year comparable period.

Cellular Retail

A summary table of the number of Cricket cellular retail stores we operated during the six month periods ended June 30, 2016 and 2015 follows:

	2016	2015
Beginning	99	61
Acquired/ Launched	23	49
Closed	(6)	-
Ending	116	110

The number of stores operated when factoring in date acquired/launched or closed was 111 for the six month period ended June 30, 2016 compared to 74 for the comparable period in 2015. Average store revenue and gross profit was down period over period as expected since the prior period volume was positively influenced by customer migrations to Cricket Wireless’ new GSM network. However per store average payment fee revenue and other fee revenue, both with no direct costs associated with the revenue, each have increased. In addition, average operating cost per location has decreased for the period year over year. Current period costs also reflect one time store consolidation costs in addition to cost incurred late in the current period related to expansion efforts. Management expects to realize the benefit of these non-recurring costs in the mid-term.

Direct to Consumer

On July 1, 2015, we added our newest segment, Direct to Consumer. As discussed in the previous quarter over quarter discussion and analysis section this segment has significant seasonal sources of revenue within the first six month period of the year resulting in this period contributing significantly to the yearly results. Revenues for the six month period ended June 30, 2016 were $24.75 million compared to pro forma revenues for the comparable period in 2015 of $24.85 million. For the six month period ended June 30, 2016, the Direct to Consumer segment had net income of $2.0 million and pro forma net income of $1.93 million in the comparable period of the prior year.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the six month periods ended June 30, 2016 and 2015 follows:

	2016	2015
Beginning	47	51
Acquired/ Launched	-	-
Closed	(1)	-
Ending	46	51

Our Consumer Finance segment revenues decreased 5.38% for the six months ended June 30, 2016 from the comparable six month period ended June 30, 2015. The sale of four stores on October 1, 2015 and closing of one in May 2016 account for a 4.36% decline in revenue period over period. The impact of the regional economic downturns in the Midwest, primarily Wyoming, North Dakota and South Dakota, have contributed significantly to the remainder of the decline. Same store revenue from payday and installment lending has decreased 2.28% period over period. Similarly to the quarter over quarter results, reductions in net bad debt and operating costs have helped to keep the net results relatively stable period over period, with net income showing a 5.7% increase from the prior year comparable period.

Corporate

Costs related to our Corporate segment were $0.35 million for the six months ended June 30, 2016 compared to $0.5 million for the six months ended June 30, 2015. The six month period in 2015 included approximately $0.3 million in transaction related costs and was operational for only four and one half of the six month period.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six Months Ended June 30,
	2016	2015

Cash flows provided (used) by:
Operating activities	$3,747,234	$1,194,290
Investing activities	(1,517,532)	(2,511,084)
Financing activities	(1,490,028)	228,272
Net increase (decrease) in cash	739,674	(1,088,522)
Cash, beginning of period	7,847,669	4,273,350
Cash, end of period	$8,587,343	$3,184,828

At June 30, 2016, we had cash of $8.59 million compared to cash of $3.18 million on June 30, 2015. Both comparable periods include cash flows utilized for growth in our Cellular Retail segment in 2016. We believe that our available cash, combined with expected cash flows from operations and available financing, will be sufficient to fund our scheduled debt repayments and the Cellular Retail segment anticipated capital expenditures through June 30, 2017.

On April 22, 2016, the Company entered into a Credit Agreement with a financial institution. The Credit Agreement provides the company with (i) a revolving credit facility in an aggregate amount of up to $3,000,000, having a maturity date of April 21, 2018, and (ii) an acquisition loan facility in an aggregate amount of up to $9,000,000, having a maturity date of April 21, 2018. Under the Credit Agreement, both the revolving credit facility and acquisition loan facility bear interest at a floating per annum rate equal to one-month LIBOR plus 3.50%, adjusted on a monthly basis. At closing, $ 3,500,000 was advanced under the acquisition loan replacing the $3,000,000 River City Equity debt, which had a maturity date of June 30, 2016, and $500,000 of other term debt.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2016.

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

In our previous 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2015 we identified material weaknesses in internal control over proper segregation of duties and effective general computer controls over change management. Management has strengthened controls in both of these areas and was able to conclude that the material weaknesses were effectively remediated as of June 30, 2016.

As of June 30, 2016, our Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

On June 21, 2016, the Company entered into an amendment to the Amended and Restated Employment Agreement with Mr. John Quandahl the Company's Chief Executive Officer. The amendment was entered into primarily to extend the term of Mr. Quandahl's employment arrangement through March 2019, increase his annual base salary from $246,000 to $300,000. The amendment also made minor modifications and restated the basis on which Mr. Quandahl may obtain an annual cash-based performance bonus. By its terms, the amendment is effective April 1, 2016.

Item 6. Exhibits

Exhibit	Description

10.1	First Amendment to Amended and Restated Employment Agreement with John Quandahl, dated effective April 1, 2016 (filed herewith).

10.2	Credit Agreement by and between WCR and Fifth Third Bank, dated as of April 21, 2016 (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Schema Document (filed herewith).

101.CAL	XBRL Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Definition Linkbase Document (filed herewith).

101.LAB	XBRL Label Linkbase Document (filed herewith).

101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2016	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Stephen Irlbeck
Stephen Irlbeck
Chief Financial Officer

