Form 10-Q
period 2016-09-30
WESTERN CAPITAL RESOURCES, INC.
filed 2016-11-14
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2016, the registrant had outstanding 9,497,860 shares of common stock, $0.001 par value per share.

Western Capital Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2016	December 31, 2015
ASSETS

CURRENT ASSETS
Cash	$7,895,897	$7,847,669
Loans receivable (less allowance for losses of $993,000 and $1,177,000, respectively)	4,411,062	4,884,438
Accounts receivable (less allowance for losses of $166,000 and $272,000, respectively)	2,260,911	1,963,192
Inventory	8,856,267	7,617,850
Prepaid expenses and other	2,805,092	2,589,749
TOTAL CURRENT ASSETS	26,229,229	24,902,898

PROPERTY AND EQUIPMENT, net	9,314,175	8,561,321

GOODWILL	13,355,592	13,355,591

INTANGIBLE ASSETS, net	7,677,512	8,018,616

OTHER	877,494	783,907

TOTAL ASSETS	$57,454,002	$55,622,333

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$3,836,177	$4,577,118
Accrued expenses and other liabilities	5,486,943	6,232,267
Income taxes payable	151,869	1,135,031
Note payable – short-term	84,009	-
Current portion long-term debt	1,100,000	4,900,008
Current portion capital lease obligations	60,464	23,860
Deferred revenue and other	1,226,142	1,796,338
TOTAL CURRENT LIABILITIES	11,945,604	18,664,622

LONG-TERM LIABILITIES
Notes payable, net of current portion	6,776,829	3,096,452
Capital lease obligations, net of current portion	106,167	33,347
Deferred income taxes	4,521,000	3,889,000
Other	120,539	80,403
TOTAL LONG-TERM LIABILITIES	11,524,535	7,099,202

TOTAL LIABILITIES	23,470,139	25,763,824

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, $0.001 and no par value, 12,500,000 shares authorized, 9,497,860 and 9,497,534 issued and outstanding. (Note 8)	950	-
Additional paid-in capital	28,982,705	28,934,392
Retained earnings	4,959,387	898,038
TOTAL WESTERN SHAREHOLDERS’ EQUITY	33,943,042	29,832,430

NONCONTROLLING INTERESTS	40,821	26,079

TOTAL EQUITY	33,983,863	29,858,509

TOTAL LIABILITIES AND EQUITY	$57,454,002	$55,622,333

See notes to condensed consolidated financial statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
REVENUES
Sales and associated fees	$13,066,705	$13,403,791	$52,146,348	$27,039,059
Financing fees and interest	2,562,569	2,865,842	7,387,757	8,007,438
Royalty and franchise fees, net	3,056,046	2,803,405	8,446,416	7,883,214
Other revenue	3,840,147	2,878,430	10,152,658	6,259,541
Total Revenues	22,525,467	21,951,468	78,133,179	49,189,252

COST OF REVENUES
Cost of sales	6,544,212	7,324,815	26,360,046	15,329,353
Provisions for loans receivable losses	444,689	572,959	1,176,174	1,351,427
Other	662,410	200,303	1,819,491	730,143
Total Cost of Revenues	7,651,311	8,098,077	29,355,711	17,410,923

GROSS PROFIT	14,874,156	13,853,391	48,777,468	31,778,329

OPERATING EXPENSES
Salaries, wages and benefits	7,040,838	6,236,073	20,467,591	14,733,576
Occupancy	2,081,592	2,016,406	5,949,389	4,729,718
Advertising, marketing and development	1,076,102	1,142,751	5,293,633	1,513,578
Depreciation	309,584	234,122	881,333	444,814
Amortization	140,647	141,783	422,510	359,133
Other	2,795,326	2,280,809	8,049,581	5,754,519
Total Operating Expense	13,444,089	12,051,944	41,064,037	27,535,338

OPERATING INCOME	1,430,067	1,801,447	7,713,431	4,242,991

OTHER INCOME (EXPENSES):
Interest income	955	995	2,964	3,065
Interest expense	(93,665)	(198,048)	(413,390)	(401,299)
Total Other Income (Expenses)	(92,710)	(197,053)	(410,426)	(398,234)

INCOME BEFORE INCOME TAXES	1,337,357	1,604,394	7,303,005	3,844,757

INCOME TAX EXPENSE	551,000	724,293	2,752,000	1,696,813

NET INCOME	786,357	880,101	4,551,005	2,147,944

Less net income attributable to noncontrolling interests	(6,004)	(6,498)	(14,742)	(12,485)

NET INCOME ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$780,353	$873,603	$4,536,263	$2,135,459

EARNINGS PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
Basic and diluted	$0.08	$0.09	$0.48	$0.30

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	9,497,608	9,497,689	9,497,559	7,177,176

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
OPERATING ACTIVITIES
Net Income	$4,551,005	$2,147,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	881,333	444,814
Amortization	422,510	359,133
Share based compensation	49,263	76,538
Deferred income taxes	632,000	390,000
Loss on disposal of property and equipment	8,014	-
Changes in operating assets and liabilities:
Loans receivable	473,376	233,848
Accounts receivable	(297,719)	(492,684)
Inventory	(1,238,417)	(1,645,395)
Prepaid expenses and other assets	(224,921)	(612,532)
Accounts payable and accrued liabilities	(2,469,429)	(468,720)
Deferred revenue and other current liabilities	(570,196)	(137,896)
Accrued liabilities and other	40,136	(21,252)
Net cash provided by operating activities	2,256,955	273,798

INVESTING ACTIVITIES
Purchases of property and equipment	(1,244,715)	(507,075)
Acquisition of stores, net of cash acquired	(588,241)	(2,608,500)
Cash received through acquisitions	-	2,470,930
Proceeds from sale of property and equipment	109,350	-
Net cash used by investing activities	(1,723,606)	(644,645)

FINANCING ACTIVITIES
Payments on notes payable – short-term	-	(120,000)
Advances on line of credit, net	1,538,708	-
Advances on note payable – long-term	418,301	-
Payments on notes payable – long-term, net	(2,076,640)	(191,668)
Advances (payments) on capital leases, net	109,424	(42,107)
Dividend paid	(474,914)	-
Net cash used in financing activities	(485,121)	(353,775)

NET INCREASE (DECREASE) IN CASH	48,228	(724,622)

CASH
Beginning of period	7,847,669	4,273,350
End of period	$7,895,897	$3,548,728

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$3,103,162	$1,759,171
Interest paid	$550,231	$392,751

Noncash investing and financing activities:
Net assets acquired in JPPA/RAI/JPRE acquisition	$-	$6,123,398
Deposit applied to purchase of intangibles	$-	$50,000
Long-term debt proceeds used to pay off debt and interest	$3,021,699	$-
Long-term debt proceeds used to pay prepaid financing costs	$60,000	$-

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Nature of Business

Western Capital Resources, Inc. (“WCR”) is a parent company owning operating subsidiaries, with percentage owned shown parenthetically, as summarized below:

•	Franchise
o	AlphaGraphics, Inc. (“AGI”) (99.2%) – franchisor of 258 domestic and 25 international AlphaGraphics Business Centers which specialize in the planning, production and management of visual communications for businesses and individuals throughout the world.

•	Cellular Retail
o	PQH Wireless, Inc. and subsidiaries (“PQH”) (100%) – owns and operates 126 cellular retail stores as an exclusive dealer of the Cricket brand.

•	Direct to Consumer
o	J & P Park Acquisitions, Inc. (“JPPA”) (100% – Acquired July 1, 2015) – an online and direct marketing distribution retailer of live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins, and Wayside Gardens brand names as well as a wholesaler under the Park Wholesale brand.

o	Restorers Acquisition, Inc. (“RAI”) (100% – Acquired July 1, 2015) – an online and direct marketing distribution retailer of home improvement and restoration products operating under Van Dyke’s Restorers.

o	J & P Real Estate, LLC (“JPRE”) (100% – Acquired July 1, 2015) – owns real estate utilized as JPPA’s distribution and warehouse facility and the corporate offices of JPPA and RAI.

•	Consumer Finance
o	Wyoming Financial Lenders, Inc. (“WFL”) (100%) – owns and operates 45 “payday” stores in eight states (Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming) providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

o	Express Pawn, Inc. (“EPI”) (100%) – owns and operates three retail pawn stores in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of merchandise obtained from forfeited pawn loans or purchased from customers.

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

Reclassifications

Certain Statements of Income reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the three and nine months ended September 30, 2016.

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

3.	Loans Receivable –

At September 30, 2016 and December 31, 2015, the Consumer Finance segment’s outstanding loans receivable aging was as follows:

September 30, 2016
	Payday	Installment	Pawn & Title	Total
Current	$3,645,540	$248,820	$282,212	$4,176,572
1-30	290,044	46,460	-	336,504
31-60	249,995	23,836	-	273,831
61-90	175,254	15,287	-	190,541
91-120	150,320	10,087	-	160,407
121-150	131,000	3,684	-	134,684
151-180	129,724	1,799	-	131,523
	4,771,877	349,973	282,212	5,404,062
Less Allowance	(920,000)	(73,000)	-	(993,000)
	$3,851,877	$276,973	$282,212	$4,411,062

December 31, 2015
	Payday	Installment	Pawn & Title	Total
Current	$4,065,706	$291,947	$286,514	$4,644,167
1-30	332,217	43,179	-	375,396
31-60	263,486	24,233	-	287,719
61-90	199,526	16,293	-	215,819
91-120	196,123	9,417	-	205,540
121-150	160,386	4,985	-	165,371
151-180	165,237	2,189	-	167,426
	5,382,681	392,243	286,514	6,061,438
Less Allowance	(1,081,000)	(96,000)	-	(1,177,000)
	$4,301,681	$296,243	$286,514	$4,884,438

4.	Loans Receivable Allowance –

As a result of the Consumer Finance segment’s collection efforts, it historically writes off approximately 43% of returned payday items.  Based on days past the check return date, write-offs of payday returned items historically have tracked at the following approximate percentages: 1 to 30 days – 43%; 31 to 60 days – 65%; 61 to 90 days – 83%; 91 to 120 days – 89%; 121 to 150 days – 91%; and 151 + days – 93%.

A rollforward of the Consumer Finance segment’s loans receivable allowance is as follows:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Loans receivable allowance, beginning of period	$1,177,000	$1,219,000
Provision for loan losses charged to expense	1,176,174	1,904,893
Charge-offs, net	(1,360,174)	(1,946,893)
Loans receivable allowance, end of period	$993,000	$1,177,000

5.	Accounts Receivable –

A breakdown of accounts receivables by segment as of September 30, 2016 and December 31, 2015 are as follows:

September 30, 2016
	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$1,624,351	$172,813	$619,568	$10,179	$2,426,911
Less allowance	(149,000)	-	(17,000)	-	(166,000)
Net account receivable	$1,475,351	$172,813	$602,568	10,179	$2,260,911

December 31, 2015
	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$1,332,446	$148,346	$754,400	$-	$2,235,192
Less allowance	(183,000)	-	(89,000)	-	(272,000)
Net account receivable	$1,149,446	$148,346	$665,400	-	$1,963,192

6.	Deferred Revenue and Other Liabilities –

Deferred revenue and other liabilities consist of the following:

	September 30, 2016	December 31, 2015
Deferred financing fees	$265,779	$285,452
Deferred franchise development and service fees	130,500	264,000
Merchandise credits and gift card liability	694,302	1,127,470
Other	135,561	119,416
Total	$1,226,142	$1,796,338

7.	Notes Payable – Long Term

	September 30, 2016		December 31, 2015
Note payable (with a credit limit of $3,000,000) to River City Equity, Inc., a related party, with interest payable monthly at 12% due June 30, 2016 and upon certain events can be collateralized by substantially all assets of WCR, excluding any equity interest in AGI (terminated May 2016)	$		$3,000,000
Note payable to a financial institution with monthly principal payment of $58,333 plus interest at LIBOR plus 3.5% (4.125% at September 30, 2016), secured by substantially all assets of the Company with stated guarantee amounts by subsidiaries, maturing April 21, 2021		3,266,667	-
Revolving credit facility (with a credit limit of $3,000,000) to a financial institution with monthly payments of interest only at LIBOR plus 3.5% (4.125% at September 30, 2016), secured by substantially all assets of the Company with stated guarantee amounts by subsidiaries, maturing April 21, 2018		1,538,708	-
Subsidiary note payable to a financial institution with quarterly principal payments of $375,000 plus interest at prime rate plus 2.5%, secured by the AGI’s assets, maturing March 2017 (terminated May 2016)		-	1,625,000
Subsidiary note payable to a financial institution with monthly principal payment of $33,334 plus annual paydowns equal to JPRE’s net cash flow from operations due within 120 days of the calendar year end plus interest at LIBOR plus 3.5% (4.125% at September 30, 2016), secured by JPRE assets, maturing June 5, 2019 when remaining principal balance is due		3,071,454	3,371,460
Total		7,876,829	7,996,460
Less current maturities		(1,100,000)	(4,900,008)
		$6,776,829	$3,096,452

Future minimum long-term principal payments are as follows:

Year	Amount
1	$1,100,000
2	2,638,716
3	2,971,446
4	700,000
5	466,667
Thereafter	-
$7,876,829

On April 22, 2016, WCR entered into a Credit Agreement with a financial institution. The Credit Agreement provides the Company with an acquisition loan facility in an aggregate amount of up to $9,000,000, having a commitment maturity date of April 21, 2018. Funds advanced under the acquisition loan facility bear interest at a floating per annum rate equal to one-month LIBOR plus 3.50%, adjusted on a monthly basis, and mature five years from the date of advance. At closing, $3,500,000 was advanced under the acquisition loan replacing the $3,000,000 River City Equity debt and $500,000 of other term debt. At September 30, 2016 approximately $7,195,000 of credit was available under the acquisition and revolving credit facilities.

See Note 13 for additional terms and conditions related to the Credit Agreement.

8.	Reincorporation –

On January 20, 2016, our shareholders approved a plan to reincorporate Western Capital Resources, Inc. in Delaware at a special meeting of the shareholders called for that purpose. The reincorporation was completed May 11, 2016.

9.	Cash Dividends –

Date declared	May 24, 2016	August 11, 2016
Record date	June 6, 2016	September 14, 2016
Date paid	June 15, 2016	September 21, 2016
Dividend per share of common stock	$0.025	$0.025

10.	Other Operating Expense –

A breakout of other expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Bank fees	$337,939	$310,419	$1,273,057	$595,164
Collection costs	85,306	99,587	311,457	319,890
Conference expense	468,124	460,602	762,680	671,287
Insurance	184,106	110,788	528,995	286,783
Management and advisory fees	195,425	125,754	619,954	400,057
Professional and consulting fees	488,978	483,575	1,531,923	1,401,683
Supplies	231,995	167,480	591,919	496,116
Other	803,453	522,604	2,429,596	1,583,539
	$2,795,326	$2,280,809	$8,049,581	$5,754,519

11.	Pro Forma Information –

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

The results of the operations for the acquired business have been included in the consolidated financial statements since the dates of the acquisition. The following table presents the unaudited results of operations for the three and nine months ended September 30, 2016 and the unaudited pro forma results of operations for the three and nine months ended September 30, 2015 (in thousands, except for per share data) as if the acquisitions had been consummated at the beginning of 2015. The pro forma net income below excludes the expense of the transactions. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the 2015 or the results which may occur in the future.

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Three Months Ended September 30, 2016
Revenue	$4,278	$9,294	$5,944	$3,009	$-	$22,525
% of total revenue	19.0%	41.2%	26.4%	13.4%	-%	100.0%
Net income (loss)	$749	$73	$(325)	$391	$(102)	$786
Net income attributable to noncontrolling interests	$6	$-	$-	$-	$-	$6
Net income (loss) attributable to WCR common shareholders	$743	$73	$(325)	$391	$(102)	$780
Earnings (loss) per share attributable to WCR common shareholders – basic and diluted	$0.078	$0.008	$(0.034)	$0.041	$(0.011)	$0.082

Three Months Ended September 30, 2015
Pro forma revenue	$3,675	$9,537	$5,442	$3,297	$-	$21,951
% of total pro forma revenue	16.7%	43.5%	24.8%	15.0%	-%	100.0%
Pro forma net income (loss)	$829	$443	$(569)	$390	$(167)	$926
Pro forma net income attributable to noncontrolling interests	$6	$-	$-	$-	$-	$6
Pro forma net income (loss) attributable to WCR common shareholders	$823	$443	$(569)	$390	$(167)	$920
Pro forma earnings (loss) per share attributable to WCR common shareholders – basic and diluted	$0.087	$0.047	$(0.060)	$0.041	$(0.018)	$0.097

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Nine Months Ended September 30, 2016
Revenue	$11,452	$27,152	$30,699	$8,830	$-	$78,133
% of total revenue	14.6%	34.8%	39.3%	11.3%	-%	100.0%
Net income (loss)	$1,834	$526	$1,682	$964	$(455)	$4,551
Net income attributable to noncontrolling interests	$15	$-	$-	$-	$-	$15
Net income (loss) attributable to WCR common shareholders	$1,819	$526	$1,682	$964	$(455)	$4,536
Earnings (loss) per share attributable to WCR common shareholders – basic and diluted	$0.192	$0.055	$0.177	$0.102	$(0.048)	$0.478

Nine Months Ended September 30, 2015
Pro forma revenue	$9,641	$29,632	$30,296	$9,451	$-	$79,020
% of total pro forma revenue	12.2%	37.5%	38.3%	12.0%	-%	100.0%
Pro forma net income (loss)	$1,585	$967	$1,365	$932	$(408)	$4,441
Pro forma net income attributable to noncontrolling interests	$13	$-	$-	$-	$-	$13
Pro forma net income (loss) attributable to WCR common shareholders	$1,572	$967	$1,365	$932	$(408)	$4,428
Pro forma earnings (loss) per share attributable to WCR common shareholders – basic and diluted	$0.165	$0.102	$0.144	$0.098	$(0.043)	$0.466

12.	Segment Information –

Segment information related to the three and nine month periods ended September 30, 2016 and 2015 is presented below:

Three Months Ended September 30, 2016 (in thousands)

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$4,278	$9,294	$5,944	$3,009	$-	$22,525
Net income (loss)	$749	$73	$(325)	$391	$(102)	$786
Expenditures for segmented assets	$3	$241	$50	$21	$-	$315

Three Months Ended September 30, 2015 (in thousands)

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$3,675	$9,537	$5,442	$3,297	$-	$21,951
Net income (loss)	$829	$443	$(569)	$390	$(213)	$880
Expenditures for segmented assets	$-	$-	$186	$29	$-	$215

Nine Months Ended September 30, 2016 (in thousands)

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$11,452	$27,152	$30,699	$8,830	$-	$78,133
Net income (loss)	$1,834	$526	$1,682	$964	$(455)	$4,551
Total segment assets	$10,111	$16,472	$14,723	$15,735	$413	$57,454
Expenditures for segmented assets	$19	$1,688	$89	$39	$-	$1,835

Nine Months Ended September 30, 2015 (in thousands)

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$9,641	$24,655	$5,442	$9,451	$-	$49,189
Net income (loss)	$1,585	$910	$(569)	$932	$(710)	$2,148
Total segment assets	$9,379	$12,823	$13,568	$16,299	$544	$52,613
Expenditures for segmented assets	$91	$3,656	$186	$45	$14	$3,992

13.	Commitments and Contingencies –

Employment Agreements

The Company is party to an Amended and Restated Employment Agreement with its Chief Executive Officer, Mr. John Quandahl. Among other things, this agreement contains provisions for an annual performance-based cash bonus pool for management. The agreement was amended April 1, 2016 to extend the term through March 2019.

Pursuant to the Company’s numerous employment agreements, bonuses of approximately $390,000 and $1,083,000 were accrued for the three and nine month periods ended September 30, 2016, respectively.

Credit Facility

On April 22, 2016, WCR entered into a Credit Agreement with a financial institution. Certain company subsidiaries are guarantors of the borrowings and obligations under the Credit Agreement. All borrowings under the Credit Agreement are secured by substantially all assets of WCR and the guarantor subsidiaries.

The Credit Agreement requires WCR to meet certain financial tests, including a leverage ratio and a fixed charge coverage ratio, as defined in the Credit Agreement. Subject to certain exceptions, the Credit Agreement contains covenants limiting the company’s ability to (or to permit the guarantor subsidiaries to) merge or consolidate with, or engage in a sale of substantially all assets to, any party, but WCR or any guarantor subsidiary generally may nonetheless merge with another party if (i) WCR or guarantor subsidiary is the entity surviving such merger, and (ii) immediately after giving effect to such merger, no default shall have occurred and be continuing under the Credit Agreement. Subject to certain exceptions, the Credit Agreement also contains covenants limiting WCR’s ability to (or to permit the guarantor subsidiaries to) create liens on assets, incur additional indebtedness, make certain types of investments, and pay dividends or make certain other types of restricted payments, but WCR may nonetheless pay dividends to its shareholders if (a) there are no outstanding loans or unpaid interest under the revolving credit facility, and (b) no default shall have occurred and be continuing under the Credit Agreement. Some covenant waivers were granted by the financial institution during the three months ended September 30, 2016.

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

14.	Subsequent Events –

Wireless Retail Transaction

PQH entered into an Asset Purchase Agreement for the acquisition of 20 Cricket Wireless retail locations for $2,050,000 and an option to purchase an additional 33 locations for an aggregate purchase price of $7,200,000. In addition, if PQH exercised its option, seller has an option to retain a 30% ownership in the 53 store transaction, with a corresponding adjustment to the purchase price. It is anticipated that the transaction will close in November 2016.

Consumer Finance Segment Law Change

On November 8, 2016, South Dakota voters approved a measure effectively banning payday lending in South Dakota. Unless delayed, the effective date of the measure will be November 16, 2016. Revenue generated in South Dakota is approximately 5% of Consumer Finance segment year to date revenue through September 30, 2016.

The Company evaluated all other events or transactions that occurred after September 30, 2016 up through November 14, 2016, the date we issued these financial statements. During this period we did not have any additional material subsequent events that impacted our financial statements.

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

Following are actual and pro forma revenues by operating segment for the three and nine month periods ended September 30, 2016 and 2015:

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

Results of Operations – Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Net income attributable to our common shareholders was $0.78 million, or $0.08 per share (basic and diluted), for the quarter ended September 30, 2016, compared to $0.87 million, or $0.09 per share (basic and diluted), for the quarter ended September 30, 2015.

We expect segment operating results and earnings per share to change throughout 2016 due, at least in part, to the seasonality of the Direct to Consumer and Cellular Retail segments, growth in the Cellular Retail segment and potential mergers and acquisitions activity.

Following is a discussion of operating results by segment.

The following table provides quarter-over-quarter revenues and net income attributable to WCR common shareholders by operating segment (in thousands):

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Three Months Ended September 30, 2016
Revenues	$4,278	$9,294	$5,944	$3,009	$-	$22,525
% of total revenue	19.0%	41.2%	26.4%	13.4%	-%	100.0%
Net income (loss)	$749	$73	$(325)	$391	$(102)	$786
Net income (loss) attributable to WCR common shareholders	$743	$73	$(325)	$391	$(102)	$780

Three Months Ended September 30, 2015
Revenues	$3,675	$9,537	$5,442	$3,297	$-	$21,951
% of total revenue	16.7%	43.5%	24.8%	15.0%	-%	100.0%
Net income (loss)	$829	$443	$(569)	$390	$(213)	$880
Net income (loss) attributable to WCR common shareholders	$823	$443	$(569)	$390	$(213)	$874

Franchise

The table below summarizes the number of AlphaGraphics business centers owned and operated by franchisees during the quarters ended September 30, 2016 and 2015:

	Beginning	New	Closed	Ending
2016
US Centers	258	1	(1)	258
International Centers	25	-	-	25
Total	283	1	(1)	283

2015
US Centers	250	4	(2)	252
International Centers	26	-	-	26
Total	276	4	(2)	278

Our U.S. franchisees reported approximate center sales for the quarters ended September 30 as follows:

	2016	2015
Total gross U.S. network-wide center sales	$69,849,000	$67,193,000

Revenues and net income for the quarters ended September 30, 2016 and 2015 were $4.28 million versus $3.68 million and $0.75 million versus $0.83 million, respectively. Contributing to the revenue growth of 16.40% was a 9.01% increase in royalty and franchise development fee revenue and a 150.78% increase in services revenue which includes revenue from new low margin services added in 2016. The revenue growth of 3.89% was offset with the increase direct cost of services provided and a 13.61% increase in operating costs, resulting in the segment net income decrease to $0.75 million from $0.83 million in the prior year comparable quarter.

Cellular Retail

A summary table of the number of Cricket cellular retail stores we operated during the quarters ended September 30, 2016 and 2015 follows:

	2016	2015
Beginning	116	110
Acquired/ Launched	10	-
Closed	-	(8)
Ending	126	102

The Cellular Retail division revenues and contribution to net income each decreased period over period. A significant portion of revenue is from phone sales and there are two factors that have influenced a decline in phone revenue period over period. Prior year comparable quarter volume was positively influenced by customer migrations to Cricket Wireless’ new GSM network, so a volume decrease was anticipated. Discounting of phones is also a significant factor affecting revenue and discounts increased approximately $1.35 million period over period. These discounts also reduce cost of phones and do not impact gross profit or net income. While phone sales revenue decreased period over period, dealer compensation and customer fees increased 17.9%. Other factors contributing to the decline in net income are growth related and include increased marketing and development costs, infrastructure costs and depreciation expense.

Direct to Consumer

The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual revenue and net income in the months of March through May and December due to the seasonal products it sells. For the current quarter, the Direct to Consumer segment had net loss of ($0.33) million compared to a net loss of ($0.57) million for the comparable prior year period. Revenues for the three month period ended September 30, 2016 were $5.94 million compared to pro forma revenues for the comparable period in 2015 of $5.44 million, an increase in of 9.2%

Consumer Finance

A summary table of the number of consumer finance locations we operated during the quarters ended September 30, 2016 and 2015 follows:

	2016	2015
Beginning	46	51
Acquired/ Launched	-	-
Closed	(1)	-
Ending	45	51

Our Consumer Finance segment revenues decreased 8.7% for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015. We sold or closed 6 underperforming store locations between the comparable periods and regional economic downturns in the Midwest, primarily Wyoming, North Dakota and South Dakota, continue to contribute to revenue declines. Reductions in net bad debt and operating costs have helped to keep the net income flat quarter over quarter.

Corporate

Costs related to our Corporate segment were $0.10 million for the quarter ended September 30, 2016 compared to $0.21 million for the quarter ended September 30, 2015.

Results of Operations – Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net income attributable to our common shareholders was $4.54 million, or $0.48 per share (basic and diluted), for the nine months ended September 30, 2016, compared to $2.14 million, or $0.30 per share (basic and diluted), for the comparable period in 2015 and compared to pro forma net income for the prior comparable period of $4.43 million or $0.47 per share (basic and diluted). As further discussed below, The Franchise, Direct to Consumer and Consumer Finance operating segments each contributed to the increase in net income for the year over year period, while the Retail Wireless segment decreased.

As previously noted, we expect segment operating results and earnings per share to change throughout 2016 due, at least in part, to the seasonality of the Direct to Consumer and Cellular Retail segments, growth in the Cellular Retail segment and potential mergers and acquisitions activity.

Following is a discussion of operating results by segment.

The following table provides period over period revenues and net income attributable to WCR common shareholders by operating segment (in thousands):

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Nine Months Ended September 30, 2016
Revenues	$11,452	$27,152	$30,699	$8,830	$-	$78,133
% of total revenue	14.6%	34.8%	39.3%	11.3%	-%	100.0%
Net income (loss)	$1,834	$526	$1,682	$964	$(455)	$4,551
Net income (loss) attributable to WCR common shareholders	$1,819	$526	$1,682	$964	$(455)	$4,536

Nine Months Ended September 30, 2015
Revenues	$9,641	$24,655	$5,442	$9,451	$-	$49,189
% of total revenue	19.6%	50.1%	11.1%	19.2%	-%	100.0%
Net income (loss)	$1,585	$910	$(569)	$932	$(710)	$2,148
Net income (loss) attributable to WCR common shareholders	$1,572	$910	$(569)	$932	$(710)	$2,135

Pro Forma Nine Months Ended September 30, 2015
Pro Forma Revenues	$9,641	$29,632	$30,296	$9,451	$-	$79,020
Pro Forma % of total revenue	12.2%	37.5%	38.3%	12.0%	-%	100.0%
Pro Forma Net income (loss)	$1,585	$967	$1,365	$932	$(408)	$4,441
Pro Forma Net income (loss) attributable to WCR common shareholders	$1,572	$967	$1,365	$932	$(408)	$4428

Franchise

The table below summarizes the number of AlphaGraphics business centers owned and operated by franchisees during the nine month periods ended September, 2016 and 2015:

	Beginning	New	Closed	Ending
2016
US Centers	254	7	(3)	258
International Centers	25	-	-	25
Total	279	7	(3)	283

2015
US Centers	242	14	(4)	252
International Centers	32	-	(6)	26
Total	274	14	(10)	278

Our U.S. franchisees reported approximate center sales for the nine month periods ended September 30 as follows:

	2016	2015
Total gross U.S. network-wide center sales	$208,510,000	$199,346,000

Revenues for the nine month period ended September 30, 2016 and 2015 were $11.45 million and $9.64 million, respectively. Contributing to the revenue growth of 18.78% was a 7.14% increase in royalty and franchise development fee revenue and a 122.04% increase in services revenue, primarily attributable to revenue from new low margin services added in 2016. The revenue growth, net of direct costs and together with a 6.18% increase in operating costs period over period resulted in the segment net income increase to $1.83 million from $1.59 million for the prior year comparable period.

Cellular Retail

A summary table of the number of Cricket cellular retail stores we operated during the nine month periods ended September 30, 2016 and 2015 follows:

	2016	2015
Beginning	99	61
Acquired/ Launched	33	49
Closed	(6)	(8)
Ending	126	102

Average store revenue and gross profit was down period over period as expected since the prior period volume was positively influenced by customer migrations to Cricket Wireless’ new GSM network. Discounted phone prices (with a corresponding decrease in cost) have also contributed to the decrease in revenue. However, dealer compensation and customer fee revenue, both with no direct cost of revenues associated with the revenue, each have increased. Increased operating costs include one-time store consolidation costs in addition to cost incurred related to expansion efforts. Management expects to realize the benefit of these non-recurring costs in the mid-term.

Direct to Consumer

On July 1, 2015, we added our newest segment, Direct to Consumer. Revenues for the nine month period ended September 30, 2016 were $30.70 million, up a marginal 1.3% from pro forma revenues for the comparable period in 2015 of $30.30 million. For the nine month period ended September 30, 2016, the Direct to Consumer segment had net income of $1.68 million and pro forma net income of $1.37 million in the comparable period of the prior year, a 22.6% increase.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the nine month periods ended September 30, 2016 and 2015 follows:

	2016	2015
Beginning	47	51
Acquired/ Launched	-	-
Closed	(2)	-
Ending	45	51

Our Consumer Finance segment revenues decreased 6.57% for the nine months ended September 30, 2016 from the comparable nine month period ended September 30, 2015. Same store payday and installment lending revenue decreased 3.76%. The impact of the regional economic downturns in the Midwest, primarily Wyoming, North Dakota and South Dakota, have contributed significantly to the decrease in same store revenue period over period. Similarly to the quarter over quarter results, reductions in net bad debt and operating costs have helped to keep the net results relatively stable period over period.

Corporate

Costs related to our Corporate segment were $0.46 million for the nine months ended September 30, 2016 compared to $0.71 million for the nine months ended September 30, 2015. The nine month period in 2015 included approximately $0.32 million in transaction related costs.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine Months Ended September 30,
	2016	2015
Cash flows provided (used) by:
Operating activities	$2,256,955	$273,798
Investing activities	(1,723,606)	(644,645)
Financing activities	(485,121)	(353,775)
Net increase (decrease) in cash	48,228	(724,622)
Cash, beginning of period	7,847,669	4,273,350
Cash, end of period	$7,895,897	$3,548,728

At September 30, 2016, we had cash of $7.90 million compared to cash of $3.55 million on September 30, 2015. Both comparable periods include cash flows utilized for growth in our Cellular Retail segment. We believe that our available cash, combined with expected cash flows from operations and available financing, will be sufficient to fund our scheduled debt repayments and the Cellular Retail segment anticipated capital expenditures through September 30, 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2016.

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

As of September 30, 2016, our Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2016	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Stephen Irlbeck
Stephen Irlbeck
Chief Financial Officer