Form 10-K
period 2016-12-31
WESTERN CAPITAL RESOURCES, INC.
filed 2017-03-31
CIK 1363958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________________ to ___________________

Commission File Number 000-52015

WESTERN CAPITAL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0848102
(State of incorporation)	(I.R.S. Employer Identification No.)

11550 “I” Street, Suite 150 Omaha, Nebraska	68137
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (402) 551-8888

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered
None	N/A

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of June 30, 2016 was approximately $10,706,000 based on the closing sales price of $5.25 per share as reported on the OTCQB. As of March 31, 2017, there were 9,390,997 shares of our common stock, no par value per share, outstanding.

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

Key actual and pro forma financial data for the years ended December 31, 2016 and 2015 were as follows:

RECENT EVENTS

Cellular Retail Growth

In 2016, we acquired from other Cricket dealers or launched 55 Cricket retail locations and beginning November 22, 2016 we operated an additional 53 locations under a management agreement with another Cricket dealer. We continue seeking opportunities to continue our growth in this segment.

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

The table below summarizes the number of Business Centers operated by franchisees during the year ended December 31, 2016 and 2015:

	Beginning	New	Closed	Ending
2016
US Centers	254	8	(6)	256
International Centers	25	1	(1)	25
Total	279	9	(7)	281

2015
US Centers	242	17	(5)	254
International Centers	32	1	(8)	25
Total	274	18	(13)	279

In addition to opening new franchise locations, we also assist with the transfer process between current and future franchise owners when a franchisee seeks to sell their franchise center.

Our U.S. and international franchisees reported approximate sales volumes for the year ended December 31, 2016 and 2015 as follows:

	2016	2015
Total gross U.S. network-wide center sales	$277,124,000	$268,020,000
Total gross international network-wide center sales	31,003,000	30,694,000
Total gross network-wide center sales	$308,127,000	$298,714,000

Average center sales per U.S. center open 12 months or more	$1,192,000	$1,098,000

Products and Services

AlphaGraphics is a business-to-business print and marketing franchisor offering:

•	Marketing solutions	•	Brand imaging	•	Graphic design
•	Print – digital, offset, and wide format	•	Direct mail marketing	•	Social media management
•	Website development	•	E-mail marketing campaigns	•	QR codes / SEO

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

The Fees We Charge

We assess initial franchise fees, royalty fees, fees to support our dedicated AlphaGraphics Integrated Marketing Fund (“AIM”), Managed Service Fees (“MSF”) and various other fees. Prior to May 2016, we offered Universal Service Credits (“USC” or “rebate”) allowing franchisees to earn a percentage of timely paid royalties as credits which can be used to offset various service and other fees. Since May 2016, this practice has been discontinued for any new Franchisees.

Royalty fees are billed monthly with fees determined by multiplying a royalty rate against franchisee gross sales. For most franchisees, the rates used range from 8% down to 3%, with the rate decreasing as franchisee fiscal year-to-date gross sales reach established thresholds. The fiscal year for royalty fee calculations was July 1st to June 30th prior to 2016 and is the calendar year beginning in 2016. We may allow franchisees an election to apply their prior year’s effective rate to their royalty payments with a true up at the end of the fiscal year to adjust to the actual rate schedule. This election is not available to any additional franchisees after 2015.

The table below outlines the initial non-refundable franchise fees fixed as of December 31, 2016.

	New Business Center Pathway	Transfer Pathway	Acquisition and Conversion Pathway	Conversion Pathway
Initial franchise fee [1]	$40,000	$-	$40,000	$10,000
Transfer fee [2]	-	40,000	-	-
Training fee [3]	8,000	8,000	8,000	-
Total	$48,000	$48,000	$48,000	$10,000

(1)	The franchise segment is a member of the International Franchise Association (“IFA”) and participates in the IFA’s VetFran program and MinorityFran Initiative. If an approved franchisee qualifies under either program, they are offered a $5,000 discount on the Initial Franchise Fee if the franchisee is acquiring a Business Center through either the New Business Center or Acquisition and Conversion Pathway.
(2)	The current standard Transfer Fee is $40,000.
(3)	Depends on terms within the selling franchisee’s franchise agreement.

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

We face competition in the printing industry, an industry largely driven by small and mid-market business demands and costs to produce, and specifically in the quick and digital printing segments where we operate.

Investment in a franchise location is significant, both financially and in time commitment. We believe our franchise model, with its operational advantages and guidance, provides our franchisees with substantial advantages over competitors with stand-alone operations.

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

We generate revenue in this business through retail sales of cellular phones, receipt of back-end compensation from Cricket, sales of phone accessories (e.g., cases, car chargers and bluetooth speakers), fees charged when a customer changes services (service activations and reactivations, adding lines, phone number changes, etc.), or whenever a customer whom we activated on the Cricket GSM network pays his or her no-contract cellular bill.

A summary table of the number of cellular retail stores we operated during the periods ended December 31, 2016 and 2015 follows:

	2016	2015
Beginning	99	61
Acquired / Launched / Managed	108	54
Closed	(9)	(16)
Ending	198	99

Market Information and Marketing

Cricket Wireless service offers customers simple, predictable and affordable nationwide flat rate wireless plans. Cricket Wireless customers have had the added advantage of unlimited minutes, text messages and data on the AT&T network.

No-contract cellular products and services are primarily targeted to market segments that are underserved by traditional communications companies. In contrast, the majority of cellular customers in the U.S. subscribe to post-pay services that may require credit approval, a contractual commitment from the subscriber for a period of at least one year, and may include overage charges for excessive data usage in excess of a specified limit. We believe that a significant portion of the remaining growth potential in the U.S. cellular market consists of customers who are price-sensitive and prefer not to enter into fixed-term contracts. We believe that our cellular retail product and service offerings appeal strongly to this target-market segment.

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

Products and Services

Our authorized Cricket retail stores offer the following products and services:

•	Cricket Wireless service plans, each designed to attract customers by offering simple, predictable and affordable wireless voice, text and data services that are a competitive alternative to traditional wireless and wireline services (e.g., flat-rate and unlimited voice/text plans, without fixed-term contracts, early termination fees or credit checks).

•	Cricket Wireless plan upgrades (e.g., international calling minutes to Canada, unlimited calls to Mexico, and roaming service packages) and Deezer, an independent music service, on a no-contract basis.

•	Cricket handsets and accessories.

When purchasing a phone, our customers have options among the latest in Apple, Android-based and Windows OS-based smartphones. Because there is no contract for the monthly service, customer phone purchases are paid in full at the time of purchase.

Seasonality

Our Cellular Retail segment operations are influenced by seasonal effects related to traditional retail selling periods and other factors that affect our target customer base. In particular, we generally expect sales activity to be highest in the first and fourth quarters. Nevertheless, our revenues can be strongly affected by the launch of new markets, promotional activity, the timing of federal tax-refunds and competitive actions, any of which have the ability to offset or exacerbate the seasonality we normally experience.

Competition

There is substantial and ever increasing competition in the wireless phone industry where customers can choose between many other postpaid and no-contract resellers, including AT&T, Verizon, Sprint/Boost Mobile, T-Mobile/Metro PCS and a larger number of regional providers. We compete for customers based principally on Cricket’s service/device offerings, price, call quality and coverage area.

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

Our Cricket store business also competes with other actual or potential authorized sellers and distributors of Cricket products and services. The authorization to sell Cricket products and services is granted by Cricket Wireless, LLC, a wholly owned entity of Leap Wireless International, Inc. On March 13, 2014, Leap Wireless International was acquired by AT&T. Presently, we believe that our ability to compete with other sellers of Cricket products and services will depend on the success with which we operate our current store locations. If we successfully manage those stores and continue to maintain a strong working relationship with Cricket, we expect that we may be able to effectively compete for additional store authorizations when and as they come available.

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

Products and Services

Our direct to consumer segment sells product through catalogs and online under the following brands:

•	Jackson & Perkins, 146 years of history and is the most recognized brand of premium garden roses. Jackson and Perkins is the largest seller of bare root roses in the United States, selling over 150 active varieties of bare root roses, of which 87 varieties are patented by Jackson and Perkins. In addition to bare root roses, we sell perennials, flower bulbs, outdoor living products as well as living holiday gifts plants. Holiday gifts include fresh evergreen wreathes, live decorative Christmas trees and holiday amaryllis;
•	Park Seed, 149 years in the business and one of America’s oldest and largest direct seed retailers. The # 2 brand within the direct to consumer seed business, Park Seed sells premium vegetable and flower seeds and various gardening supplies directly to consumers. Park Seed sells over 2,500 seed varieties. The wholesale seed business sells seeds, plants and other horticultural products in larger quantities to small-medium sized growers, nurseries and garden centers. Plants and seeds sales are concentrated during the spring months;
•	Wayside Gardens, which sells unique, hard to find high-end flowers, plants and gardening supplies to the master gardener. The Wayside Gardens customer is extremely selective, very knowledgeable, and seeks high quality plants. Approximately 60% of sales occur in the three months from March to May, during the spring planting season; and
•	Van Dyke’s, sells home restoration products, focusing on hardware, decorative wood, home accents, knobs and pulls and kitchen, bath and other decor. Van Dyke’s is an online and catalog retailer with a vast assortment of vintage home restoration wood products, hardware and antique furniture, many of which are hard to find.

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

Market Strategy

As a direct to consumer retailer, we focus our marketing spending on mail order catalogs, internet advertising, and traditional advertising mediums (i.e. public relations, magazines, social media, etc.). We are focused on niche markets and direct our advertising to repeat and new customers through internet marketing strategies.

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

Within the holiday gift segment, we compete against larger competitors including Harry and David and 1-800 Flowers, among others. Within the seed business, our primary competitor is Burpee which, in addition to having an online presence, supplies lower-end seed products to mass market retailers, including Wal-Mart.

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

We provide short-term consumer loans in amounts that typically range from $100 to $500 with the average loan amount, including fee, being approximately $416. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s post-dated personal check for the aggregate amount of the cash advance, plus a fee. The fee varies from state to state based on applicable regulations, and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed. To repay the cash advance loan, a customer may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection. Approximately 89% and 90% of our lending revenue in the Consumer Finance segment was derived from payday lending in 2016 and 2015, respectively. Payday lending revenue made up approximately 74% and 76% of our total revenue in the Consumer Finance segment in 2016 and 2015, respectively.

We offer short-term “installment” loans in Colorado and Wisconsin. Approximately 7% of our lending revenue in the Consumer Finance segment was derived from installment lending in 2016 and 2015. We provide our installment loan customers with cash in exchange for a promissory note with a maturity of generally six months. The fee and interest rate on installment loans vary based on applicable regulations. Like cash advance or payday loans, installment loans are unsecured.

We operate three pawn stores in our Consumer Finance segment. Our pawn stores provide collateralized non-recourse loans, commonly known as “pawn loans” with maturities of one to four months. Allowable service charges vary by state and loan size. The loan amount varies depending on our valuation of each item pawned. We generally lend from 30% to 55% of our estimate of the collateral’s resale value. Customers have the option to redeem the pawned merchandise during the term or at maturity, or else forfeit the merchandise to us on maturity. At our pawn stores we sell merchandise that was acquired through either customer forfeiture of pawn collateral, second-hand merchandise purchased from customers or consigned to us, or new merchandise purchased from vendors. Pawn store revenues made up approximately 16% and 13% of our total revenue in the Consumer Finance segment in 2016 and 2015, respectively.

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

In general, our lending process and standards are extraordinarily different from those used by banks. To our knowledge, banks typically order and carefully review credit reports on all loans, engage in extensive underwriting analysis, and will typically make independent verification of earnings history through phone calls, reviews of tax returns and other processes. As a result, we generally experience a higher default rate on our personal loans than banks do on their personal loans (see caption below, “Risks Associated with Our Loans—Default and Collection”). At December 31, 2016, we had an aggregate (of all loan types) of approximately:

•	$4.24 million in current outstanding loan principal, fees and interest due to us
•	$1.23 million of late loans (customers’ repayment checks presented as NSF within the last 180 days or installment loan balances not past the final installment due date with one or more payments delinquent)

A summary table of the number of Consumer Finance locations operated during the periods ended December 31, 2016 and 2015 follows:

	2016	2015
Beginning	47	51
Acquired / Launched	-	-
Closed	(6)	(4)
Ending	41	47

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

Of the seven states in which we presently operate, only one state (Wisconsin) does not limit the loan fees we may charge or the term (i.e., the length) of the loans we may offer our customers

In Wisconsin and Colorado, we generally offer short-term installment loans in amounts from $300 to $750 payable in six equal monthly payments. Colorado loan terms include a 45% annual interest rate, an origination fee of 20% on loan amounts up to $300 and 7.5% on loan amounts thereafter, and a monthly maintenance fee. Wisconsin installment loans are payable over four to six months at an annual percentage rate of approximately 480%.

In Nebraska and Iowa we also offer pawn loans. Allowable service charges vary by state and loan size. Our pawn loans earn 24% per month and our average pawn loan amount typically ranges between $10 and $250, although may range as high as $2,000. The loan amount varies depending on our estimated value of each item pawned.

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

Most states prohibit payday lenders from extending or refinancing a payday loan. Nevertheless, one state in which we presently provide payday loans (North Dakota ) permits a loan to be extended or “rolled over” for a specified period. Specifically, North Dakota permits only one loan extension.

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

Historically, we collect approximately 56% of the amount of all returned checks, which results in approximately 3.04% of our total payday loan principal and fee volume being uncollectible. In 2016, we generated approximately 148,000 payday loan transactions.

Industry Information

According to the Community Financial Services Association of America (CFSA), analysts estimate that 19 million households use short-term payday advances annually and industry analysts estimate that there are 20,600 payday advance locations across the United States, which extend approximately $38.5 billion annually in short-term credit to households experiencing cash-flow shortfalls. In addition to being a valuable source of credit for many consumers, the payday loan industry makes significant contributions to the U.S. and state economies employing more than 50,000 Americans who earn $2 billion in wages and generating more than $2.6 billion in federal, state, and local taxes. Industry trends indicate that there will likely be a net decrease in total payday lending stores over the next few years due to store closings resulting from a combination of regulatory or legal changes, a slowdown in new store growth, and general economic conditions.

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

Effect of General Economic Conditions on our Consumer Finance Segment

While our business experienced fluctuating changes in our provision for loan losses in recent years, our provision for loan losses as a percentage of payday, installment and pawn loan revenue was 16.3% for 2016 and 17.7% in 2015. In sum, we are uncertain how the current economic conditions will affect demand for our services or our loan losses for 2017.

Credit and financing available to us and our industry has been negatively impacted by recent federal and state legislation and regulation, including the overall negative perception associated with payday lending. For example, we are aware of federal and state regulatory pressures being exerted on our banking relationships due to the negative perception about payday lending. For more information, see “Regulation of Consumer Financing Activities” below.

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

During the last few years, legislation has been introduced and passed in the U.S. Congress and in certain state legislatures proposing or effecting various restrictions or an outright prohibition on payday lending. Currently, state laws in Arizona, Montana, Oregon South Dakota and Georgia have effectively eliminated the ability to conduct payday lending in those states. In 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which consolidated most federal regulation of financial services offered to consumers, and replaced the Office of Thrift Supervision’s seat on the FDIC Board. Almost all credit providers, including mortgage lenders, providers of payday loans, other nonbank financial companies, and banks and credit unions with assets over $10 billion, are now subject to new regulations to be passed by the Consumer Financial Protection Bureau (“CFPB”). While the CFPB does not appear to have authority to make rules limiting interest rates or fees charged, the scope and extent of the its authority will nonetheless be broad, and it is expected that it will address issues such as rollovers or extensions of payday loans and compliance with federal rules and regulations. The CFPB issued proposed rules in 2016 which, if issued in proposed form, would have a devastating impact on the industry. The period for public and industry comment on these proposed rules ended in late 2016, but neither final nor revisions to the proposed rules have been issued. Future restrictions on the payday lending industry could have serious consequences for us.

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

Technology and Information

We maintain an integrated system of retail points of sale and management software applications and platforms for processing the various types of financial transactions we offer. These systems provide us with customer service, internal control mechanisms, record-keeping and reporting information. These systems are designed to provide summary, detailed and exception information to various levels of management.

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

EMPLOYEES

At December 31, 2016, we had approximately 780 employees. We believe our relationship with our employees is good, and we have not suffered any work stoppages or labor disputes. We do not have any employees that operate under collective-bargaining agreements.

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

Our controlling shareholders, WCR, LLC and BC Alpha Holdings I, LLC, which are under common control (see Item 12), had beneficial ownership of approximately 59.61% of our common stock as of March 31, 2017. As a result, the controlling shareholders have the ability to outright control our affairs through the election and removal of our entire Board of Directors and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

Our articles of incorporation grant our Board of Directors the power to issue additional shares of common and preferred stock and to designate other classes of preferred stock, all without shareholder approval.

Our authorized capital consists of 12.5 million shares of capital stock. Pursuant to authority granted by our articles of incorporation, our Board of Directors, without any action by our shareholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Delaware law. The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our common shares. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock. Furthermore, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute our book value per share.

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

In general, there has been minimal trading volume in our common stock. During 2016, the average daily trading volume (based on trade volume as reported by OTC Markets) was approximately 683 shares. The small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, small trading volumes are generally understood to depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

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

As of December 31, 2016, 22.1% of our assets consisted of goodwill and other intangible assets. Under generally accepted accounting principles, the carrying value of goodwill is subject to periodic review and testing to determine if it is impaired. The value of our assets will depend on market conditions, regulatory environment, the availability of buyers and similar factors. While the value of these assets is based on management projections and assumptions and is determined by using the discounted cash flow method for purposes of our impairment testing, those values may differ from what could ultimately be realized by us in a sales transaction or otherwise and that difference, while not affecting cash flow, could have a material adverse impact on our operating results and financial position.

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

From a federal standpoint, anti-payday loan legislation has occasionally been introduced in the U.S. Congress. Over the past several years, consumer advocacy groups and certain media reports have advocated governmental and regulatory action to prohibit or severely restrict sub-prime lending activities such as those we conduct. The CFPB has indicated that it will use its authority to further regulate the payday industry. Most payday lenders expect that the Bureau will eventually attempt to promulgate procedural or disclosure-based regulations affecting payday loans throughout the United States. In June 2016 the CFPB proposed rules, which, if enacted will result in significant reductions in the amount of loans originated by the industry in the U.S., which may put in question the viability of the entire industry and result in mass store closures.

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

Provision for loan losses, net of recoveries, is one of our largest operating expenses, constituting approximately 17% of our loan revenues for the year ended December 31, 2016, with payday loan losses comprising most of the losses. Any changes in economic factors that adversely affect our customers, such as an economic downturn or high unemployment, could result in higher loan loss experiences than anticipated, which could in turn adversely affect our loan charge-offs and operating results.

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

Due to the fact that our AlphaGraphics business offers and sells franchises, we are subject to federal regulation and certain state laws which govern the offer and sale of franchises. One of the legal foundations fundamental to the franchise business model has been that, absent special circumstances, a franchisor is generally not responsible for the acts, omissions or liabilities of its franchisees, whether with respect to the franchisees’ employees or otherwise. However, in August 2015, the National Labor Relations Board (NLRB) changed its long-standing joint-employer standard in a widely discussed decision, Browning Ferris Industries of California, Inc. In that decision, the NLRB asserted that two or more entities are joint employers of a single workforce if they share or co-determine, even indirectly, those matters governing the essential terms and conditions of employment. If the NLRB’s new position is applied broadly to franchise relationships, it could significantly change the way our AlphaGraphics business conducts business. For example, the General Counsel of the NLRB continues to prosecute complaints in Regional Offices across the country (first issued in December 2014) charging that McDonald’s and its franchisees are joint employers and seeking to hold McDonald’s liable for unfair labor practices allegedly committed by its franchisees. The position taken by the NLRB General Counsel has set in motion what are expected to be lengthy hearings before the NLRB. If this expanded definition of “joint employer” continues to be upheld and applied to franchise business models, including our AlphaGraphics business, it could result in our AlphaGraphics business having responsibility for damages, reinstatement, back pay and penalties in connection with labor law violations by its franchisees over whom it has no control and could have a material and adverse effect on the operating results, financial condition and prospects of that business and our Company.

Company Risks

The concentration of our Consumer Finance revenues in certain states could adversely affect us.

We currently provide payday lending services in seven states. For the year ended December 31, 2016, revenues from our locations in Nebraska represented approximately 35.8% of our total Consumer Finance segment revenues. For the foreseeable future, we expect that a material portion of our revenues will continue to be generated in Nebraska. For the year ended December 31, 2016, revenues from our Nebraska, North Dakota, Iowa and Wyoming stores represented approximately 36%, 20%, 16% and 13% of our total Consumer Finance revenues, respectively. As a result, changes to prevailing economic, demographic, competitive, regulatory or any other conditions, including the legislative, regulatory or litigation risks mentioned above, in the markets in which we operate, and in Nebraska in particular, could lead to a reduction in demand for our services and result in a decline in our revenues or an increase in our provision for doubtful accounts, or even an outright legal prohibition on the conduct of our business. Any of these outcomes could in turn result in a material and swift deterioration of our Consumer Finance segment financial condition principally by impairing its revenues and affecting its ability to obtain financing and operating liquidity, its operating results and its business prospects (again, principally by reducing our revenues and impairing its ability to grow its business).

If estimates of our loan losses are not adequate to absorb actual losses, our financial condition and results of operations may be adversely affected.

We maintain an allowance for loan losses at levels to cover the estimated incurred losses in the collection of our payday and installment loan portfolios outstanding at the end of each applicable period. At the end of each period, management considers recent collection history to develop expected loss rates, which are used to establish the allowance for loan losses. Our allowance for loan losses was $1.04 million on December 31, 2016. Our allowance for loan losses is an estimate, and if actual loan losses are materially greater than our allowance for losses, our financial condition and results of operations could be adversely affected.

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

In our Direct to Consumer segment we have an agreement with a third party wholesale grower that is in effect until 2019 and contains options to renew the agreement for consecutive two-year terms and the agreement calls for a 24 month notice prior to termination. The grower that maintains our research crop is owned by a company which operates several direct to consumer entities that compete with us directly. Disruptions, whether caused by the third party wholesaler, weather or other environmental or climate influences could limit the supply of product we rely upon to fulfill orders.

Our Van Dyke’s portion of our Direct to Consumer segment has an agreement with a single third-party fulfillment provider. The contract with the fulfillment provider expires in 2018. The fulfillment provider receives and stores inventory, performs periodic cycle counts, picks, packs and ships customer orders. Additional services such as, order taking, processing of customer payments, personalization, customer services, and order processing are also performed by the fulfillment provider.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

None.

ITEM 2    PROPERTIES

Our headquarters is in Omaha, Nebraska. We lease a 12,420-square-foot space which is used as our corporate headquarters as well as headquarters for our Cellular Retail and Consumer Finance segments, with additional space available, which is sufficient for our projected near-term future growth. Our monthly lease amount is currently $12,225 and the lease expires on January 31, 2020. The corporate phone number is (402) 551-8888.

Our Direct to Consumer segment, acquired on July 1, 2015, owns 100-acre property with a 382,790 sq. ft. facility in Greenwood, South Carolina. This facility is utilized as JPPA’s distribution and warehouse facility and the corporate offices of JPPA and RAI. The real estate is encumbered with an outstanding mortgage in the amount of $2.97 million as of December 31, 2016.

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

PART II

ITEM 5    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

Our common stock is listed for trading under the symbol “WCRS” on the “OTCQB,” which is the OTC Markets’ middle-tier over-the-counter quotation platform. The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2016 and 2015. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

On January 20, 2016, our shareholders approved a plan to reincorporate Western Capital Resources, Inc. in Delaware at a special meeting of the shareholders called for that purpose. The reincorporation was completed May 11, 2016. In September 2016 for the sole purpose of removing partial shares of common stock, we amended our Certificate of Incorporation to effect a reverse stock split of outstanding shares of common stock at a ratio of 5,000,000:5,000,001. In March 2017 we repurchased 106,873 shares directly from a single shareholder at a price of $4.50 per share.

Market Price (high/low)
For the Fiscal Year	2016	2015
First Quarter	$2.95 – 2.25	$5.00 – 3.00
Second Quarter	$7.00 – 2.47	$5.00 – 3.51
Third Quarter	$5.25 – 3.00	$5.00 – 3.10
Fourth Quarter	$5.00 – 4.35	$3.50 – 2.60

HOLDERS

As of the date of this report, we had 9,390,998 shares of common stock outstanding held by approximately 285 holders of record.

DIVIDENDS

Holders of our common stock are entitled to share pro rata in dividends and distributions with respect to the common stock when, as and if declared by our Board of Directors out of funds legally available therefor. In each of June, September and December 2016 and March 2017 we paid dividends of 2.5 cents per common share.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The table below sets forth certain information, as of the close of business on December 31, 2016, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	65,000	6.00	35,000	(1)
Equity compensation plans not approved by securityholders	None	n/a	None

(1)	In February 2015, our Board of Directors adopted the 2015 Stock Incentive Plan. The 2015 Stock Incentive Plan was approved by our shareholders on January 20, 2016. Refer to Note 13 of Notes to Consolidated Financial Statements included in this report for additional information. We are not required by applicable state law or the listing standards of any self-regulatory organization or quotation service (e.g., the OTC Markets, NASD, AMEX or NYSE) to obtain the approval of our security holders prior to issuing any compensatory options, warrants or other rights to purchase our securities.

DESCRIPTION OF EQUITY SECURITIES

Our authorized capital stock consists of 12.5 million shares of capital stock, $0.01 par value per share (unless otherwise determined by the Board of Directors). All shares of common stock have equal voting rights and are entitled to one vote per share on all matters to be voted upon by our shareholders. Shares of our common stock have no preemptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Cumulative voting in the election of directors is not permitted. In the event of our liquidation, each holder of our common stock is entitled to receive a proportionate share of our assets available for distribution to stockholders after the payment of liabilities. All shares of our common stock issued and outstanding are fully paid and non-assessable.

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

OVERVIEW

In 2016 our growth was focused in the Wireless Retail segment. We began the year operating 99 Cricket retail locations and closed out the year operating 198. The growth came from a combination of launching new locations, acquiring existing stores from Cricket or from other Cricket dealers and from the operating of existing stores of another Cricket dealer under a management agreement until they are acquired in 2017. Approximately 75% of the store additions occurred in the 4th quarter. This growth is a continuation of our 2015 efforts where we added a net of 38 store locations. We expect growth in this segment to continue throughout 2017.

Our consolidated 2016 revenue growth, however, related primarily to other 2015 activities. On July 1, 2015, we acquired the businesses of our Direct to Consumer segment by completing a merger and contribution transaction. This segment accounted for $25 million of revenue increase year over year, where 2015 included only the six months of revenue from the date of the transaction forward. On a pro forma basis, year over year revenue from this segment increased 0.4% or $176,000.

Our Consumer Finance segment experienced a 7% decline in segment revenues in 2016. The industry in which this segment operates is continually under regulatory and public perception threats and further contraction in revenues and contribution to net earnings attributable to shareholders is expected. The loss of our ability to operate at a profit in the state of South Dakota due to the passage of a grass-roots voter referendum implementing a rate cap on consumer lending in the state is an example of the threats facing the industry. Due to the negative trends and ever increasing public, legislative and regulatory threats, the value of this segment has decreased, resulting in a 100% impairment to the value of the goodwill of this segment. An impairment charge of $7.56 million has been taken in 2016. Net of income tax, the reduction to net income available to Western shareholders is $4.68 million or $0.49 per weighted average common shares outstanding.

RESULTS OF OPERATIONS:

YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015

Net income attributable to our common shareholders was $1.46 million, or $0.15 per share, in 2016 compared to $3.52 million, or $0.45 per share, in 2015. The 2016 EPS of $0.15 is after a Consumer Finance segment goodwill impairment charge, net of the provision for income taxes, of $4.68 million or $0.49 EPS. As further discussed in the discussion and analysis by segment that follows, the Franchise and Direct to Consumer segments each had year over year increases in actual and pro forma revenues and net income available to shareholders while the Cellular Retail segment had an increase in revenue and decrease in net income available to shareholders and the Consumer Finance segment had a decline in both.

The following table provides year-over-year revenues and net income attributable to WCR common shareholders by operating segment (in thousands):

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Year Ended December 31, 2016
Revenue	$15,194	$39,236	$42,914	$11,843	$-	$109,187
% of total revenue	13.9%	35.9%	39.3%	10.9%	-%	100.0%
Net income (loss)	$2,538	$639	$2,245	$(3,318)	$(625)	$1,479
Net income attributable to noncontrolling interests	$21	$-	$-	$-	$-	$21
Net income (loss) attributable to WCR common shareholders	$2,517	$639	$2,245	$(3,318)	$(625)	$1,458
Earnings (loss) per share attributable to WCR common shareholders – basic and diluted	$0.26	$0.07	$0.24	$(0.35)	$(0.07)	$0.15

Year Ended December 31, 2015
Revenue	$13,025	$32,846	$17,884	$12,699	$-	$76,454
% of total revenue	17.0%	43.0%	23.4%	16.6%	-%	100.0%
Net income	$2,270	$1,110	$243	$952	$(1,038)	$3,537
Net income attributable to noncontrolling interests	$17	$-	$-	$-	$-	$17
Net income attributable to WCR common shareholders	$2,253	$1,110	$243	$952	$(1,038)	$3,520
Earnings per share attributable to WCR common shareholders – basic and diluted	$0.29	$0.14	$0.03	$0.12	$(0.13)	$0.45

Pro forma financial information as though our acquisitions of JPPA, RAI, JPRE and Green Communications had occurred on January 1, 2015 follows. Refer to Notes 16 and 17 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional reportable segment and acquisition and pro forma information.

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Year Ended December 31, 2016
Pro forma revenue	$15,194	$39,236	$42,914	$11,843	$-	$109,187
% of total pro forma revenue	13.9%	35.9%	39.3%	10.9%	-%	100.0%
Pro forma net income (loss)	$2,538	$639	$2,245	$(3,318)	$(625)	$1,479
Pro forma net income (loss) attributable to noncontrolling interests	$21	$-	$-	$-	$-	$21
Pro forma net income (loss) attributable to WCR common shareholders	$2,517	$639	$2,245	$(3,318)	$(625)	$1,458
Pro forma earnings (loss) per share attributable to WCR common shareholders – basic and diluted	$0.26	$0.07	$0.24	$(0.35)	$(0.07)	$0.15

Year Ended December 31, 2015
Pro forma revenue	$13,025	$37,823	$42,738	$12,699	$-	$106,285
% of total pro forma revenue	12.3%	35.6%	40.2%	11.9%	-%	100.0%
Pro forma net income	$2,270	$1,167	$2,177	$952	$(736)	$5,830
Pro forma net income attributable to noncontrolling interests	$17	$-	$-	$-	$-	$17
Pro forma net income attributable to WCR common shareholders	$2,253	$1,167	$2,177	$952	$(736)	$5,813
Pro forma earnings per share attributable to WCR common shareholders – basic and diluted	$0.24	$0.12	$0.23	$0.10	$(0.08)	$0.61

Franchise

The following table summarizes our actual Franchise segment operating results:

	Year Ended December 31, (in thousands)		2016 % of	2015 % of
	2016	2015	Revenues	Revenues
Revenues:
Royalty and franchise development	$11,183	$10,771	73.6%	82.7%
Other revenue	4,011	2,254	26.4%	17.3%
	15,194	13,025	100.0%	100.0%
Cost of revenues	2,508	1,197	16.5%	9.2%
Gross profit	12,686	11,828	83.5%	90.8%

Salaries, wages and benefits expense	4,519	4,485	29.7%	34.4%
Occupancy	240	224	1.6%	1.7%
Depreciation and amortization expense	456	441	3.0%	3.4%
Interest expense	94	202	0.6%	1.6%
Other (income) expense	3,264	2,833	21.5%	21.8%
Provision for income taxes	1,575	1,373	10.4%	10.5%
	10,148	9,558	66.8%	73.4%
Net income	$2,538	$2,270	16.7%	17.4%

The Franchise segment contributed $2.54 million of net income for the year ended December 31, 2016 and $2.27 million of net income for the year ended December 31, 2015 on revenues of $15.19 million the year ended December 31, 2016 compared to $13.03 million for the year ended December 31, 2015. The year over year increase in revenue from royalties and franchise development fees was 3.8% while the increase in other revenues, which are low margin services billings to franchisees, increased 77.9%. Total gross U.S. network-wide Center sales as reported by franchisees increased from $268 million in 2015 to $277 million in 2016, a 3.4% increase. AGI added a net of 2 new franchised business centers in 2016 bringing the number of franchisees of U.S. Centers to 281 as of December 31, 2016.

Cellular Retail

The following table summarizes our Cellular Retail segment operating results:

	Year Ended December 31, (in thousands)		2016 % of	2015 % of
	2016	2015	Revenues	Revenues
Revenues:
Retail sales, fees and commissions	$30,003	$27,178	76.5%	82.7%
Other revenue	9,233	5,668	23.5%	17.3%
	39,236	32,846	100.0%	100.0%
Cost of revenues	15,238	15,415	38.9%	46.9%
Gross profit	23,998	17,431	61.1%	53.1%

Salaries, wages and benefits expense	13,015	8,779	33.2%	26.7%
Occupancy expense	5,734	4,077	14.6%	12.4%
Depreciation and amortization expense	786	430	2.0%	1.3%
Interest expense	284	284	0.7%	0.9%
Other (income) expense	3,103	2,119	7.9%	6.5%
Provision for income taxes	437	632	1.1%	1.9%
	23,359	16,321	59.5%	49.7%
Net income	$639	$1,110	1.6%	3.4%

Segment contribution to net income was $0.64 million and $1.11 million for the year 2016 and 2015, respectively. Two factors have contributed to the year over year decrease in earnings on increased sales. In June of 2016 we made an expansion commitment to Cricket to launch a total of 150 new Cricket retail stores by September 2017. As of December 31, 2016 we opened 33 new locations under this commitment with another 40 in the first quarter of 2017. With the launch of each new location, we incur operating costs similar to a “mature” location, yet revenues ramp up gradually over time, resulting in losses. A second contributing factor is losses realized in a few specific markets where we already have existing locations. While the vast majority of markets in which we operate are profitable, there are some areas that have struggled.

Year-over-year revenues in the Cellular Retail segment increased $6.39 million, or 19.5%, to $39.2 million. This increase is due to a growth in number of locations operated, including the 41 store acquisition effective June 1, 2015, the 53 locations operated since November 22, 2016 under a management agreement and the various other store additions through small acquisitions or new store launches that have occurred over the periods.

Other revenue in this segment includes customer paid fees and compensation received from Cricket that is based on Cricket customer payments of their monthly service fees. In 2015 many customer paid fees were waived during the Cricket migration of customers to their new GSM network, explaining a significant portion of the year over year increase. The growing customer base on which we received compensation from Cricket, which is tied to our growth, is the other contributing factor to the year over year increase.

Cost of revenues as a percentage of retail sales, fees and commissions decreased from 56.7% in 2015 to 50.8% in 2016, resulting in higher margins in 2016. Included in sales, fees and commissions is dealer compensation from Cricket on unit sales and activations. The increase in margin year over year is a result of changes or increased compensation from Cricket year over year.

Our two most significant operating expense categories for this segment are salaries, wages and benefits and occupancy expenses. Salaries, wages and benefits expense increased 48.3% from 2015 due to the additional stores operated and expansion commitment. Stated as a percentage of Cellular Retail revenues, salaries, wages and benefits expense was 33.2% and 26.7% for year 2016 and 2015, respectively. Occupancy expenses, which include base rents, additional rents (common area maintenance, insurance and real estate taxes assessed operating per lease agreements), telephone, utility and repair and maintenance expenses, were 14.6% and 12.4% of Cellular Retail revenues for the year 2016 and 2015, respectively, the increase related to the growth in locations operated.

Direct to Consumer

The following table summarizes our actual Direct to Consumer segment operating results:

	Year Ended December 31, (in thousands)		2016 % of	2015 % of
	2016	2015	Revenues	Revenues
Revenues:
Sales	$42,730	$17,721	99.6%	99.1%
Other revenue	184	163	0.4%	0.9%
	42,914	17,884	100.0%	100.0%
Cost of revenues	21,473	8,960	50.0%	50.1%
Gross profit	21,441	8,924	50.0%	49.9%

Salaries, wages and benefits expense	6,297	2,802	14.7%	15.7%
Occupancy expense	860	584	2.0%	3.3%
Depreciation and amortization expense	428	214	1.0%	1.2%
Interest expense	150	90	0.4%	0.4%
Other (income) expense	10,264	4,784	23.9%	26.7%
Provision for income taxes	1,197	207	2.8%	1.2%
	19,196	8,681	44.8%	48.5%
Net income	$2,245	$243	5.2%	1.4%

The Direct to Consumer segment contributed $2.25 million of net income for the year ended December 31, 2016 compared to $0.24 million for the prior year short period from July 1, 2015 (date of acquisition) through December 31, 2015 and compared to pro forma 2015 net income of $2.18 million. The pro forma information for 2015 is calculated as if the acquisition effective July 1, 2015 had occurred at the beginning of 2015 and there were no transaction expenses. Comparing current year to pro forma 2015, segment revenues were relatively flat while net income increased 3.2%

Consumer Finance

The following table summarizes our Consumer Finance segment operating results:

	Year Ended December 31, (in thousands)		2016 % of	2015 % of
	2016	2015	Revenues	Revenues
Revenues:
Retail sales	$1,481	$1,344	12.5%	10.6%
Financing fees and interest	9,882	10,773	83.4%	84.8%
Other revenue	480	582	4.1%	4.6%
	11,843	12,699	100.0%	100.0%
Cost of revenues	2,453	2,739	20.7%	21.6%
Gross profit	9,390	9,960	79.3%	78.4%

Salaries, wages and benefits expense	3,868	4,197	32.7%	33.0%
Occupancy expense	1,489	1,636	12.6%	12.9%
Depreciation and amortization expense	90	113	0.7%	0.9%
Interest expense	-	-	-%	-%
Goodwill impairment charge	7,559	-	63.8%	-%
Other (income) expense	1,729	2,488	14.6%	19.6%
Provision for income taxes	(2,027)	574	(17.1)%	4.5%
	12,708	9,008	107.3%	70.9%
Net income	$(3,318)	$952	(28.0)%	7.5%

Our 2016 income statement includes a noncash goodwill impairment charge of $7.56 million. As more fully explained in Note 7 of the Notes to Consolidated Financial Statements included in this report, during the fourth quarter of 2016, the company completed its annual impairment test of goodwill resulting in an impairment charge of 100% of the goodwill in the Consumer Finance segment. There were several factors that contributed to this charge, including a voter approved measure in the state of South Dakota that resulted in our cessation of operations in that state, the overall negative rates of growth of sales, profit and cash flows from our payday operations, lowered expectations for future performance and negative state and industry factors. There was a deferred tax benefit of $2.88 million related to this impairment charge.

Our Consumer Finance segment revenues decreased 6.7% year over year with our exit from the state of Utah at the end of September 2015, our exit from the state of South Dakota at the end of 2016, the closing of 2 underperforming locations in 2016 and an overall decrease in loan fee and ancillary fee revenue in 2016 each contributing to the decline.

As revenues decline, the company has focused on reducing net bad debt (cost of revenue) and operating expenses to minimize anticipated declines in cash flows provided by operations of this segment.

Consolidated Income Tax Expense

Income tax expense on continuing operations increased to $0.86 million in 2016 compared to $2.48 million in 2015 for an effective rate of 36.8% and 41.2%, respectively. The 2015 effective rate included the impact of nondeductible transaction costs incurred in 2015, and thus was a higher effective rate.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows:

	Year Ended December 31,
	2016	2015

Cash flows provided (used) by :
Operating activities	$9,856,008	$5,416,134
Investing activities	(5,359,812)	(994,195)
Financing activities	1,816,110	(847,620)
Net increase in cash	6,312,306	3,574,319
Cash, beginning of year	7,847,669	4,273,350
Cash, end of year	$14,159,975	$7,847,669

At December 31, 2016, we had cash of $14.16 million compared to cash of $7.85 million on December 31, 2015. For 2017, we believe that our available cash, combined with expected cash flows from operations and credit available under our credit facilities, will be sufficient to fund our liquidity and capital expenditure requirements through March of 2018, including the acquisition and expansion commitments in the Wireless Retail segment (refer to Note 18 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information regarding the 2017 acquisition and growth commitment of Cricket retail stores). Our expected short-term uses of available cash include the funding of operating activities (including cyclical increases in payday loans), the financing of expansion activities, including new store openings or store acquisitions, the payment of dividends and the reduction of term debt.

Approximately 90% of cash flow used for investing activities in 2016 was in the Retail Wireless segment and includes $2.9 million related to a 53 store acquisition agreement entered into in 2016 and closed on in March 2017

At December 31, 2016 our outstanding debt was $10.52 million compared to $8.00 million at December 31, 2015. The increase being utilized for growth of our Wireless Retail operations. Available credit at December 31, 2016 under credit facilities in place on that date was $4.51 million.

On March 29, 2016 we entered into a revolver and acquisition Credit Agreement with a financial institution.  The Credit Agreement contains a $9 million dollar acquisition facility commitment and a $3 million revolver credit commitment.  Interest accrues on advanced funds at LIBOR plus 3.5%.  The Acquisition Facility Commitment matures on the later of (i) March 29, 2018 and (ii) the extended maturity date as determined pursuant to the Credit Agreement, which allows for one year extensions if certain conditions are met, but in no event will an Acquisition loan maturity extend beyond 5 years from the date of an Acquisition Loan.  Acquisition Loans advanced under the facility are repayable in equal monthly amounts necessary to fully amortize such Acquisition Loans over a term up to five years.  The Credit Facility contains customary financial and negative covenants and is secured by substantially all assets of the company and its subsidiaries.

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

See Note 3 “Loans Receivable” and Note 4 “Loans Receivable Allowance” of the notes to our consolidated financial statements included in this report for our outstanding loans receivable aging and loans receivable allowance rollforward as of and for the year ended December 31, 2016 and December 31, 2015.

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

As more fully disclosed in Note 7 “Goodwill and Intangible Assets” of the notes to our consolidated financial statements included in this report, during the fourth quarter of 2016, the Company completed its annual impairment test of the Consumer Finance segment, resulting in an impairment charge of $7,559,063, or 100% of the goodwill in that segment. During the fourth quarter of 2016, the Company also completed the annual impairment assessments for all other segment intangible assets, determining there was no other impairment.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX OF FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Western Capital Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Western Capital Resources, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Capital Resources, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
March 31, 2017

5201 Eden Avenue

Suite 300

Edina, MN 55436

630.277.2330

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash	$14,159,975	$7,847,669
Loans receivable (less allowance for losses of $1,036,000 and $1,177,000, respectively)	4,438,276	4,884,438
Accounts receivable (less allowance for losses of $96,000 and $272,000, respectively)	1,716,867	1,963,192
Inventory	9,095,460	7,617,850
Prepaid expenses and other	3,727,284	2,589,749
TOTAL CURRENT ASSETS	33,137,862	24,902,898

NOTES RECEIVABLE	2,920,112	-

PROPERTY AND EQUIPMENT, net	9,696,620	8,561,321

GOODWILL	5,796,528	13,355,591

INTANGIBLE ASSETS, net	7,536,945	8,018,616

OTHER	1,122,585	783,907

TOTAL ASSETS	$60,210,652	$55,622,333

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$13,002,381	$8,403,788
Other current liabilities	2,242,372	2,405,597
Income taxes payable	265,813	1,135,031
Note payable – short-term	55,819	-
Current portion long-term debt	1,780,000	4,900,008
Current portion capital lease obligations	54,020	23,860
Deferred revenue	1,427,358	1,796,338
TOTAL CURRENT LIABILITIES	18,827,763	18,664,622

LONG-TERM LIABILITIES
Notes payable, net of current portion	8,681,545	3,096,452
Capital lease obligations, net of current portion	94,762	33,347
Deferred income taxes	1,775,000	3,889,000
Other	143,080	80,403
TOTAL LONG-TERM LIABILITIES	10,694,387	7,099,202

TOTAL LIABILITIES	29,522,150	25,763,824

COMMITMENTS AND CONTINGENCIES (Note 18)

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, $0.001 and no par value, 12,500,000 shares authorized, 9,497,871 and 9,497,534 issued and outstanding.	950	-
Additional paid-in capital	28,997,087	28,934,392
Retained earnings	1,643,996	898,038
TOTAL WESTERN SHAREHOLDERS’ EQUITY	30,642,033	29,832,430

NONCONTROLLING INTERESTS	46,469	26,079

TOTAL EQUITY	30,688,502	29,858,509

TOTAL LIABILITIES AND EQUITY	$60,210,652	$55,622,333

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2016	2015
REVENUES
Sales and associated fees	$74,213,699	$46,243,284
Financing fees and interest	9,881,795	10,772,785
Royalty and franchise fees, net	11,183,288	10,770,914
Other revenue	13,907,755	8,667,052
	109,186,537	76,454,035

COST OF REVENUES
Cost of sales	37,558,251	25,209,412
Provisions for loans receivable losses	1,605,867	1,904,893
Other	2,508,421	1,196,172
	41,672,539	28,310,477

GROSS PROFIT	67,513,998	48,143,558

OPERATING EXPENSES
Salaries, wages and benefits	28,300,491	20,859,080
Occupancy	8,406,923	6,570,537
Advertising, marketing and development	7,788,221	4,164,473
Depreciation	1,196,553	697,956
Amortization	563,076	499,697
Other	10,852,332	8,761,172
	57,107,596	41,552,915

IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS	7,559,063	-

OPERATING INCOME	2,847,339	6,590,643

OTHER INCOME (EXPENSES):
Interest income	23,344	4,269
Interest expense	(527,975)	(575,712)
	(504,631)	(571,443)

INCOME BEFORE INCOME TAXES	2,342,708	6,019,200

INCOME TAX EXPENSE	864,000	2,481,764

NET INCOME	1,478,708	3,537,436

Less net income attributable to noncontrolling interests	(20,390)	(17,706)

NET INCOME ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$1,458,318	$3,519,730

EARNINGS PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
Basic and diluted	$0.15	$0.45

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	9,497,638	7,761,918

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Western Capital Resources, Inc. Shareholders
		Common Stock			Retained
	Total	Shares	Amount	Additional Paid-In Capital	Earnings / (Accumulated Deficit)	Noncontrolling Interests
BALANCE – December 31, 2014	$20,090,426	5,997,588	$-	$22,703,745	$(2,621,692)	$8,373
Shares of common stock issued July 1, 2015 for JPPA/RAI acquisition	6,123,398	3,500,000	-	6,123,398	-	-
Removal of partial shares	-	(54)	-	-	-	-
Net Income	3,537,436	-	-	-	3,519,730	17,706
Share based compensation	107,249	-	-	107,249	-	-
BALANCE – December 31, 2015	29,858,509	9,497,534	-	28,934,392	898,038	26,079
Net Income	1,478,708	-	-	-	1,458,318	20,390
Share based compensation	63,645	-	-	63,645	-	-
Recapitalization	-	-	950	(950)	-	-
Elimination of Fractional Shares (Rounding up or down)	-	337	-	-	-	-
Dividends	(712,360)	-	-	-	(712,360)	-
BALANCE – December 31, 2016	$30,688,502	9,497,871	$950	$28,997,087	$1,643,996	$46,469

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
OPERATING ACTIVITIES
Net Income	$1,478,708	$3,537,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,196,553	697,956
Amortization	563,076	499,697
Share based compensation	63,645	107,249
Deferred income taxes	(2,120,000)	611,000
Loss on disposal of property, equipment and other assets	26,443	447,790
Goodwill impairment charge	7,559,063	-
Changes in operating assets and liabilities:
Loans receivable	446,162	446,828
Accounts receivable	246,325	(300,699)
Inventory	(1,477,610)	(1,679,584)
Prepaid expenses and other assets	(1,392,204)	(785,181)
Accounts payable and accrued expenses	3,735,375	1,446,960
Deferred revenue and other current liabilities	(532,205)	420,793
Accrued liabilities and other - LT	62,677	(34,111)
Net cash provided by operating activities	9,856,008	5,416,134

INVESTING ACTIVITIES
Purchases of property and equipment	(1,960,809)	(766,625)
Acquisition of stores, net of cash acquired	(588,241)	(2,698,500)
Cash received through acquisitions	-	2,470,930
Advances on note receivable, net	(2,920,112)	-
Proceeds from the sale of property, plant and equipment	109,350	-
Net cash used in investing activities	(5,359,812)	(994,195)

FINANCING ACTIVITIES
Payments on notes payable – short-term, net	(28,190)	(120,000)
Advances on line of credit, net	998,426	-
Advances on notes payable – long-term	3,818,301	-
Payments on notes payable – long-term, net	(2,351,642)	(666,670)
Advances on capital lease	185,318	-
Payments on capital lease	(93,743)	(60,950)
Dividend paid	(712,360)	-
Net cash provided by (used in) financing activities	1,816,110	(847,620)

NET INCREASE IN CASH	6,312,306	3,574,319

CASH
Beginning of year	7,847,669	4,273,350
End of year	$14,159,975	$7,847,669

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$3,845,718	$2,046,817
Interest paid	$615,094	$549,361

Noncash investing and financing activities:
Shares issued and net assets acquired in acquisitions (Note 16)	$-	$6,123,398
Deposit applied to purchase of intangibles	$-	$50,000
Long-term debt proceeds used to pay off debt and interest	$3,021,699	$-
Long-term debt proceeds used to pay prepaid financing costs	$60,000	$-

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

•	Franchise
o	AlphaGraphics, Inc. (AGI) (99.2%) – franchisor of 256 domestic and 25 international AlphaGraphics Business Centers which specialize in the planning, production, and management of visual communications for businesses and individuals throughout the world.

•	Cellular Retail
o	PQH Wireless, Inc. (PQH) (100%) – operates cellular retail stores (145 owned and operated plus 53 operated under management agreement as of December 31, 2016), as an exclusive dealer of the Cricket brand.

•	Direct to Consumer
o	J & P Park Acquisitions, Inc. (JPPA) (100% – Acquired July 1, 2015) – an online and direct marketing distribution retailer of live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins, and Wayside Gardens brand names as well as a wholesaler under the Park Wholesale brand.

o	Restorers Acquisition, Inc. (RAI) (100% – Acquired July 1, 2015) – an online and direct marketing distribution retailer of home improvement and restoration products operating under Van Dyke’s Restorers.

o	J & P Real Estate, LLC (JPRE) (100% – Acquired July 1, 2015) – owns real estate utilized as JPPA’s distribution and warehouse facility and the corporate offices of JPPA and RAI.

•	Consumer Finance
o	Wyoming Financial Lenders, Inc. (WFL) (100%) – owns and operates “payday” stores (40 as of December 31, 2016) in seven states (Colorado, Iowa, Kansas, Nebraska, North Dakota, Wisconsin and Wyoming) providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

o	Express Pawn, Inc. (EPI) (100%) – owns and operates retail pawn stores (three as of December 31, 2016) in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of merchandise obtained from forfeited pawn loans or purchased from customers.

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

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Significant management estimates relate to the notes and loans receivable allowance, carrying value and impairment of long-lived goodwill and intangible assets, inventory valuation and obsolescence, estimated useful lives of property and equipment, gift certificate and merchandise credits liability and deferred taxes and tax uncertainties.

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

Service fees and other revenues are recognized when services are provided.

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

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cost of maintenance and repairs is charged to operations as incurred while renewals and betterments are capitalized.

The Company capitalizes certain internal costs, including payroll costs, incurred in connection with the development of software for internal use. These costs are capitalized beginning when the Company has entered the application development stage. The capitalization of these costs ceases when the software is substantially complete and ready for its intended use. Only costs incurred for enhancements that are expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements.

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

Due to the minimal amount of public float for the Company’s common stock, the market capitalization approach of valuing the reporting unit as a whole is not practical. The discounted future cash flows method is utilized in estimating value. As further discussed in Note 7, when estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any.

Merchandise Credits and Gift Card Liabilities

Direct to Consumer

The Company maintains a liability for unredeemed gift cards, gift certificates and merchandise credits until the earlier of redemption, escheatment or a maximum of two years. The Company has concluded based on historical redemption trends that the likelihood of these liabilities being redeemed beyond two years from the date of issuance is remote. The liability is also reserved for estimated redemption rates which management bases on historical trends.

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

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Direct to Consumer

The Company expenses advertising costs as they are incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits, not to exceed six months. Direct-response advertising consists primarily of catalog book production, printing, and postage costs. Prepaid advertising costs at December 31, 2016 and 2015 were $1.08 million and $0.92 million, respectively.

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

Net Income Per Common Share

Basic net income per common share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period, including stock options, using the treasury stock method. Options to purchase 65,000 shares granted under the 2015 Stock Incentive Plan effective February 6, 2015 (see Note 13) were outstanding at December 31, 2016. These options have a strike price in excess of the market price as of December 31, 2016 and 2015, were antidilutive and therefore not included in the computation of diluted earnings per share. Thus, there were no dilutive common shares as of December 31, 2016 and 2015.

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

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain Statement of Income reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the year ended December 31, 2016.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) related to balance sheet classification of deferred taxes which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTAs) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance (ASC 740-10-45-4, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. The ASU is effective for annual reporting periods beginning on after December 15, 2016 and interim periods within that annual period, with early adoption permitted. The Company early adopted the ASU during our first quarter of fiscal year 2016 on a retrospective basis. Accordingly, we reclassified the current deferred taxes to noncurrent on our December 31, 2015 Consolidated Balance Sheet, which decreased current deferred tax assets by $0.56 million and decreased noncurrent deferred tax liabilities by $0.56 million.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) related to recognition of lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that annual period, with early adoption permitted and to be applied using a modified retrospective approach. The Company is currently evaluating the impact the ASU will have on our financial condition, results of operations and consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) related to the measurement of credit losses on financial instruments. The standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The ASU is effective for annual reporting periods beginning after December 15, 2018 and interim periods within that annual period, with early adoption permitted and the standard to be applied using a modified retrospective approach. The Company is currently evaluating the impact the ASU will have on our financial condition, results of operations and consolidated financial statements.

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

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentrations

The Company’s subsidiaries each have demand deposits at financial institutions, often times in excess of the limit for insurance by the Federal Deposit Insurance Corporation. As of December 31, 2016, the Company had demand deposits in excess of insurance amounts of approximately $6.62 million.

Loans receivable in the Consumer Finance segment are concentrated in the sub-prime market and geographically, primarily in the Midwest. For the years ended December 31, 2016 and 2015, the Consumer Finance segment had geographic economic and regulatory risk concentrations (shown as a percentage of applicable segment’s revenue by state when 10% or more) as follows:

Consumer Finance Segment
	2016 % of Revenues	2015 % of Revenues
Nebraska	36%	33%
North Dakota	20%	19%
Wyoming	13%	14%
Iowa	16%	14%

The Company’s Wireless Retail segment is an exclusive dealer for Cricket. As a dealer operating exclusively for a single carrier, the Company is subject to a number of concentrations, including revenues from a single brand, a single supplier for phones, a single operating system provider and select third party processors.

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

RAI has an agreement with a single third-party fulfillment provider. For non-drop ship orders, the fulfillment provider receives and stores inventory, performs periodic cycle counts, picks, packs and ships customer orders. Additional services such as, order taking, processing of customer payments, personalization, customer services, and order processing are also performed by the fulfillment provider.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       Loans Receivable –

At December 31, 2016 and December 31, 2015, the Consumer Finance segment’s outstanding loans receivable aging was as follows:

December 31, 2016

	Payday	Installment	Pawn & Title	Total
Current	$3,683,603	$272,703	$284,460	$4,240,766
1-30	253,297	44,433	-	297,730
31-60	201,375	27,905	-	229,280
61-90	185,072	18,747	-	203,819
91-120	159,435	15,737	-	175,172
121-150	176,625	8,889	-	185,514
151-180	134,171	7,824	-	141,995
	4,793,578	396,238	284,460	5,474,276
Less Allowance	(953,000)	(83,000)	-	(1,036,000)
	$3,840,578	$313,238	$284,460	$4,438,276

December 31, 2015

	Payday	Installment	Pawn & Title	Total
Current	$4,065,706	$291,947	$286,514	$4,644,167
1-30	332,217	43,179	-	375,396
31-60	263,486	24,233	-	287,719
61-90	199,526	16,293	-	215,819
91-120	196,123	9,417	-	205,540
121-150	160,386	4,985	-	165,371
151-180	165,237	2,189	-	167,426
	5,382,681	392,243	286,514	6,061,438
Less Allowance	(1,081,000)	(96,000)	-	(1,177,000)
	$4,301,681	$296,243	$286,514	$4,884,438

4.       Loans Receivable Allowance –

As a result of the Company’s Consumer Finance segment’s collection efforts, it historically writes off approximately 44% of the returned payday items, the most significant element making up loans receivable.  Based on days past the check return date, write-offs of payday returned items historically have tracked at the following approximate percentages: 1 to 30 days – 44%; 31 to 60 days – 66%; 61 to 90 days – 84%; 91 to 120 days – 89%; and 121 to 150 – 92% and 151+ days – 93%.

A rollforward of the Company’s loans receivable allowance for the year ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31,
	2016	2015
Loans receivable allowance, beginning of year	$1,177,000	$1,219,000
Provision for loan losses charged to expense	1,605,867	1,904,893
Charge-offs, net	(1,746,867)	(1,946,893)
Loans receivable allowance, end of year	$1,036,000	$1,177,000

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       Accounts Receivable –

A breakdown of accounts receivables by segment as of December 31, 2016 and 2015 are as follows:

December 31, 2016

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$1,103,210	$333,800	$363,426	$12,431	$1,812,867
Less allowance	(83,000)	-	(13,000)	-	(96,000)
Net accounts receivable	$1,020,210	$333,800	$350,426	$12,431	$1,716,867

December 31, 2015

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$1,332,446	$148,346	$754,400	$-	$2,235,192
Less allowance	(183,000)	-	(89,000)	-	(272,000)
Net accounts receivable	$1,149,446	$148,346	$665,400	$-	$1,963,192

6.       Property and Equipment –

A rollforward of the Company’s property and equipment is as follows:

	December 31, 2015	Acquisitions	Additions	Deletions	December 31, 2016
Property and equipment	$3,799,327	$506,836	$1,736,566	$(423,166)	$5,619,563
Leasehold improvements	721,151	-	-	(130,792)	590,359
Software	1,692,239	-	179,850	-	1,872,089
Building	5,148,703	-	44,393	(85,906)	5,107,190
Land	1,209,500	-	-	(9,500)	1,200,000
Other	96,311	-	-	(22,472)	73,839
	12,667,231	506,836	1,960,809	(671,836)	14,463,040
Accumulated depreciation	(4,105,910)	-	(1,196,553)	536,043	(4,766,420)
	$8,561,321	$506,836	$764,256	$(135,793)	$9,696,620

	December 31, 2014	Acquisitions	Additions	Deletions	December 31, 2015
Property and equipment	$2,853,603	$1,202,435	$605,204	$(861,915)	$3,799,327
Leasehold improvements	787,188	-	22,766	(88,803)	721,151
Software	504,967	1,197,839	112,876	(123,443)	1,692,239
Building	85,906	5,034,348	28,449	-	5,148,703
Land	9,500	1,200,000	-	-	1,209,500
Other	96,311	-	-	-	96,311
	4,337,475	8,634,622	769,295	(1,074,161)	12,667,231
Accumulated depreciation	(3,139,765)	(1,334,555)	(697,956)	1,066,366	(4,105,910)
	$1,197,710	$7,300,067	$71,339	$(7,795)	$8,561,321

7.       Goodwill and Intangible Assets –

During the fourth quarter of 2016, the Company completed its annual impairment test of the Consumer Finance segment, resulting in an impairment charge of $7,559,063, or 100% of the goodwill in the Consumer Finance segment. There were several factors that contributed to this charge, including a voter approved measure in the state of South Dakota that resulted in our cessation of operations in that state, the overall negative rates of growth of sales, profit and cash flows from our payday operations, lowered expectations for future performance and negative state and industry factors that upwardly effected the discount rates used in the current year valuation versus those used previously. During the fourth quarter of 2016, the Company also completed the annual impairment assessments for all other segment intangible assets, determining there was no other impairment. There were no impairment charges recorded in 2015.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill for the year ended December 31, 2016, are as follows:

	Wireless Retail Segment	Direct to Consumer Segment	Consumer Finance Segment	Total
Balance at December 31, 2014
Goodwill	$4,955,140	$-	$8,001,728	$12,956,868
Accumulated impairment losses	-	-	-	-
Goodwill, net of impairment losses	4,955,140	-	8,001,728	12,956,868
2015 Activity:
Goodwill acquired (disposed) during year	810,144	31,244	(442,665)	398,723
Impairment losses	-	-	-	-
Balance at December 31, 2015
Goodwill	5,765,284	31,244	7,559,063	13,355,591
Accumulated impairment losses	-	-	-	-
Goodwill, net of impairment losses	5,765,284	31,244	7,559,063	13,355,591
2016 Activity:
Goodwill acquired during year	-	-	-	-
Impairment losses	-	-	(7,559,063)	(7,559,063)
Balance at December 31, 2016
Goodwill	5,765,284	31,244	7,559,063	13,355,591
Accumulated impairment losses	-	-	(7,559,063)	(7,559,063)
Goodwill, net of impairment losses	$5,765,284	$31,244	$-	$5,796,528

A rollforward of the Company’s intangible assets is as follows:

	December 31, 2015	Acquisitions	Additions	Deletions	December 31, 2016
Customer relationships	$6,072,912	$81,405	$-	$(2,566,912)	$3,587,405
Acquired franchise agreements	5,227,112	-	-	-	5,227,112
Other	227,000	-	-	-	227,000
Amortizable Intangible assets	11,527,024	81,405	-	(2,566,912)	9,041,517
Less accumulated amortization	(6,290,700)	-	(563,076)	2,566,912	(4,286,864)
Net Amortizable Intangible Assets	5,236,324	81,405	(563,076)	-	4,754,653
Non-amortizable trademarks	2,782,292	-	-	-	2,782,292
Intangible Assets, net	$8,018,616	$81,405	$(563,076)	$-	$7,536,945

	December 31, 2014	Acquisitions	Additions	Deletions	December 31, 2015
Customer relationships	$4,924,912	$1,148,000	$-	$-	$6,072,912
Acquired franchise agreements	5,227,112	-	-	-	5,227,112
Other	-	227,000	-	-	227,000
Amortizable Intangible assets	10,152,024	1,375,000	-	-	11,527,024
Less accumulated amortization	(5,685,523)	(105,480)	(499,697)	-	(6,290,700)
Net Amortizable Intangible Assets	4,466,501	1,269,520	(499,697)	-	5,236,324
Non-amortizable trademarks	2,782,292	-	-	-	2,782,292
Intangible Assets, net	$7,248,793	$1,269,520	$(499,697)	$-	$8,018,616

As of December 31, 2016, estimated future amortization expense for the amortizable intangible assets is as follows:

2017	$553,993
2018	540,619
2019	528,581
2020	511,014
2021	487,797
Thereafter	2,132,649
$4,754,653

8.       Note Receivable –

The company is party to a secured promissory note dated November 18, 2016 with the selling parties of 53 Cricket retail locations as further discussed in Note 18. The note provides for up to $4,000,000 of advances to selling parties, accrues interest at 8%, matures on the earlier of closing or November 18, 2017 and is secured by all of the property and assets of sellers. Advances and accrued interest pursuant to the secured promissory note agreement will be credited against the amount owing to sellers.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       Deferred Revenue and Other Liabilities –

Deferred revenue and other liabilities consisted of the following:

	For the Year Ended December 31,
	2016	2015
Deferred financing fees	$264,174	$285,452
Deferred franchise development fees	62,500	264,000
Merchandise credits and gift card liability	907,362	1,127,470
Other	193,322	119,416
Total	$1,427,358	$1,796,338

10. Leases

The Company leases retail and office facilities under operating leases with terms ranging from month to month to six years, with rights to extend for additional periods. Rent expense, inclusive of base rents and common area maintenance obligations, insurance and real estate tax reimbursements, on all operations was approximately $6,610,000 and $4,490,000 in 2016 and 2015, respectively.  Future minimum lease payments (in thousands) are approximately as follows:

Year Ending December 31,	Operating Leases
2017	$5,792
2018	4,805
2019	4,015
2020	2,094
2021	1,422
thereafter	219
Total minimum lease payments	$18,347

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.       Notes Payable – Long Term –

The Company’s long-term debt is as follows:

	December 31,
	2016	2015
Note payable (with a credit limit of $3,000,000) to River City Equity, Inc., with interest payable monthly at 12%, (terminated in 2016)	$-	$3,000,000
Revolving credit facility (with a credit limit of $3,000,000) to a financial institution with monthly payments of interest only at LIBOR plus 3.5% (4.125% at December 31, 2016), secured by substantially all assets of the Company with stated guarantee amounts by subsidiaries, maturing April 21, 2018	998,426	-
Subsidiary note payable to a financial institution with quarterly principal payments of $375,000 plus interest at prime rate plus 2.5% (terminated in 2016)	-	1,625,000
Note payable to a financial institution with monthly principal payment of $58,333 plus interest at LIBOR plus 3.5% (4.125% at December 31 2016), secured by substantially all assets of the Company with stated guarantee amounts by subsidiaries, maturing April 21, 2021	3,091,667	-
Note payable to a financial institution with monthly principal payment of $56,667 plus interest at LIBOR plus 3.5% (4.125% at December 31 2016), secured by substantially all assets of the Company with stated guarantee amounts by subsidiaries, maturing December 1, 2021	3,400,000	-
Subsidiary note payable to a financial institution with monthly principal payment of $33,334 plus annual paydowns equal to JPRE’s net cash flow from operations due within 120 days of the calendar year end plus interest at LIBOR plus 3.5% (4.125% at December 31, 2016), secured by JPRE assets, maturing June 5, 2019 when remaining principal balance is due	2,971,452	3,371,460
Total	10,461,545	7,996,460
Less current maturities	(1,780,000)	(4,900,008)
	$8,681,545	$3,096,452

Future minimum long-term principal payments are as follows:

Year Ending December 31,	Amount
2017	$1,780,000
2018	2,778,434
2019	3,551,444
2020	1,380,000
2021	971,667
Thereafter	-
$10,461,545

The Company is party to Credit Agreement with a financial institution entered into on April 22, 2016 and amended November 23, 2016. The Credit Agreement provides the Company with a revolving line of credit facility in an aggregate amount up to $3,000,000, having a maturity date of April 21, 2018 and an acquisition loan facility in an aggregate amount of up to $9,000,000, having a maturity date of April 21, 2018. The revolver and the acquisition loan facility bear interest at a floating per annum rate equal to one-month LIBOR plus 3.50%, adjusted on a monthly basis. Funds advanced under the acquisition loan facility mature five years from the date of advance. At closing, $3,500,000 was advanced under the acquisition loan replacing the $3,000,000 River City Equity debt and $500,000 of other term debt. At November 23, 2016 another $3,400,000 was advanced under the acquisition loan. At December 31, 2016 approximately $4,510,000 of credit was available under the credit facilities.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 18 for additional terms and conditions related to the Credit Agreement.

The Company’s subsidiaries’ notes payable with financial institutions include certain financial covenants. Management has determined that the applicable subsidiaries were in compliance with these financial covenants as of December 31, 2016.

12.       Income Taxes –

The Company’s provision for income taxes is as follows:

	For the Year Ended December 31,
	2016	2015
Current:
Federal	$2,617,000	$1,535,444
State	325,000	305,120
Foreign	42,000	30,200
	2,984,000	1,870,764

Deferred:
Federal	(1,748,000)	547,000
State	(372,000)	64,000
	(2,120,000)	611,000

	$864,000	$2,481,764

Deferred income tax assets (liabilities) are summarized as follows:

	For the Year Ended December 31,
	2016	2015
Allowance for accounts and loans receivable	$428,000	$544,000
Inventory capitalization	98,000	120,000
Inventory reserve	38,000	75,000
Accrued expenses	155,000	198,000
Net operating losses (expires 2031)	47,000	113,000
Valuation allowance	-	(21,000)
Prepaid expense	(429,000)	(374,000)
Property and equipment	(901,000)	(721,000)
Goodwill and intangible assets	(1,211,000)	(3,864,000)
Capital loss carryforward (expires 2016)	-	20,000
Foreign tax credits	-	21,000

Net deferred income tax liability	$(1,775,000)	$(3,889,000)

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations from the statutory federal income tax rate to the effective income tax rate are as follows:

	For the Year Ended December 31,
	2016	2015
Income tax expense using the statutory federal rate	$800,000	$2,047,000
State income taxes, net of federal benefit	(34,000)	213,000
Transaction expenses	18,000	119,000
Share based compensation	18,000	41,000
Other	62,000	61,764

Income tax expense	$864,000	$2,481,764

It is the Company’s practice to recognize penalties and/or interest related to income tax matters in interest and penalties expense. As of December 31, 2016 and 2015, the Company had an immaterial amount of accrued interest and penalties.

The Company is subject to income taxes in the U.S. federal jurisdiction and various states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Accounting principles generally accepted in the United States of America require management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company and has concluded that as of December 31, 2016, there are no uncertain positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements. The Company is subject to routine audits by taxing jurisdictions. Currently the Company has no federal or state audits in progress. Management believes the Company is no longer subject to income tax examinations for years prior to 2013 for all entities with the exception of one subsidiary, which management believes is no longer subject to income tax examinations for years prior to 2012.

13.       Equity –

Reincorporation

On January 20, 2016, our shareholders approved a plan to reincorporate Western Capital Resources, Inc. in Delaware at a special meeting of the shareholders called for that purpose. The reincorporation was completed May 11, 2016.

Common Stock Issued

As further explained in Note 16, on July 1, 2015, we issued an aggregate 3.5 million shares of common stock for the acquisition of JPPA, RAI and JPRE. This represented approximately 37% of the total issued and outstanding common stock of the Company after the issuance, which totaled 9,497,534 shares.

WCR 2015 Stock Incentive Plan

On February 2, 2008, the Board of Directors of the Company approved and adopted the Company’s 2008 Stock Incentive Plan, pursuant to which an aggregated of 100,000 shares of common stock have been reserved for issuance.  Effective February 6, 2015, the Board of Directors terminated the earlier adopted 2008 Stock Incentive Plan and adopted the Company’s new 2015 Stock Incentive Plan. There were no incentives issued or outstanding under the terminated plan. As of December 31, 2016 65,000 options had been granted under the 2015 plan.

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

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2015 Stock Incentive plan permits the granting of incentives in any one or a combination of the following forms:

•	stock options, including options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, as “qualified” or “incentive” stock options;
•	stock appreciation rights (often referred to as “SARs”) payable in shares of common stock;
•	restricted stock and restricted stock units;
•	performance awards of cash, stock or property; and
•	stock awards.

The following table summarizes nonvested stock option awards outstanding at December 31, 2016 and the changes for the year then ended:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding and nonvested at December 31, 2015	65,000	$6.00	8.11	$-
Granted	-	-
Vested	(22,000)	-		-
Forfeited	-	-		-
Outstanding and nonvested at December 31, 2016	43,000	$6.00		-
Exercisable at December 31, 2016	22,000

The option vests in three annual and near-equal installments on each of February 8, 2016, 2017 and 2018, and has a contract life of ten years. There were 22,000 vested options at December 31, 2016. The strike price exceeded the share value at December 31, 2016 and thus there was no intrinsic value in outstanding vested options at December 31, 2016. As of December 31, 2016, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $28,000, which is expected to be recognized over a weighted-average period of approximately 1.1 years.

Noncontrolling Interests

The Company owns 99.2% of AGI.  For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of ASC 810 which are applicable to reporting the equity and net income or loss attributable to noncontrolling interests.

14.       Dividends –

Our Board of Directors declared the following dividends payable in 2016:

Date Declared	Record Date	Dividend Per Share	Payment Date
May 24, 2016	June 6, 2016	$0.025	June 15, 2016
August 11, 2016	September 14, 2016	$0.025	September 21, 2016
November 11, 2016	December 16, 2016	$0.025	December 21, 2016

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.       Other Expenses –

A breakout of other expense is as follows:

	For the Year Ended December 31,
	2016	2015
Bank fees	$1,814,481	$1,079,930
Collection costs	397,312	431,682
Conference expense	855,982	680,991
Insurance	672,234	540,257
Management and advisory fees	805,630	578,082
Professional and consulting fees	2,094,618	1,911,163
Supplies	899,436	694,302
Other	3,312,639	2,844,765
	$10,852,332	$8,761,172

16.       Acquisitions –

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
$6,123,000

The results of the operations for the acquired business have been included in the consolidated financial statements since the date of the acquisition. The following table presents the unaudited pro forma results of operations for the year ended December 31, 2016 and 2015 (in thousands), as if the acquisitions had been consummated at the beginning of 2015. The pro forma net income below excludes the expense of the transactions. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the 2015 or the results which may occur in the future.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Year Ended December 31, 2016
Pro forma revenue	$15,194	$39,236	$42,914	$11,843	$-	$109,187
% of total pro forma revenue	13.9%	35.9%	39.3%	10.9%	-%	100.0%
Pro forma net income	$2,538	$639	$2,245	$(3,318)	$(625)	$1,479
Pro forma net income attributable to noncontrolling interests	$21	$-	$-	$-	$-	$21
Pro forma net income attributable to WCR common shareholders	$2,517	$639	$2,245	$(3,318)	$(625)	$1,458
Pro forma earnings per share attributable to WCR common shareholders – basic and diluted	$0.265	$0.067	$0.237	$(0.349)	$(0.066)	$0.154

Year Ended December 31, 2015
Pro forma revenue	$13,025	$37,823	$42,738	$12,699	$-	$106,285
% of total pro forma revenue	12.3%	35.6%	40.2%	11.9%	-%	100.0%
Pro forma net income	$2,270	$1,167	$2,177	$952	$(736)	$5,830
Pro forma net income attributable to noncontrolling interests	$17	$-	$-	$-	$-	$17
Pro forma net income attributable to WCR common shareholders	$2,253	$1,167	$2,177	$952	$(736)	$5,813
Pro forma earnings per share attributable to WCR common shareholders – basic and diluted	$0.237	$0.123	$0.229	$0.100	$(0.077)	$0.612

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.       Segment Information –

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

Segment information related to the years ended December 31, 2016 and 2015 is as follows:

December 31, 2016 (in thousands)

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$15,194	$39,236	$42,914	$11,843	$-	$109,187
Depreciation and amortization	$456	$786	$428	$90	$-	$1,760
Interest expense	$94	$284	$150	$-	$-	$528
Income tax expense (benefit)	$1,575	$437	$1,197	$(2,027)	$(318)	$864
Net income (loss)	$2,538	$639	$2,245	$(3,318)	$(625)	$1,479
Total segment assets	$11,322	$23,448	$16,580	$8,471	$390	$60,211
Expenditures for segmented assets	$18	$2,292	$193	$46	$-	$2,549

December 31, 2015 (in thousands)

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$13,025	$32,846	$17,884	$12,699	$-	$76,454
Depreciation and amortization	$441	$430	$214	$113	$-	$1,198
Interest expense	$202	$284	$90	$-	$-	$576
Income tax expense (benefit)	$1,373	$632	$207	$574	$(304)	$2,482
Net income (loss)	$2,270	$1,110	$243	$952	$(1,038)	$3,537
Total segment assets	$10,079	$14,180	$15,878	$15,511	$537	$56,185
Expenditures for segmented assets	$113	$3,865	$304	$45	$14	$4,341

18.       Commitments and Contingencies –

Employment Agreements

The Company is party to an employment agreement with its Chief Executive Officer, Mr. John Quandahl. The agreement runs from April 1, 2016 through March 2019. The agreement provides an annual base salary, eligibility for an annual performance-based cash bonus pool for management and contains customary non-solicitation and non-competition provisions as well as provisions for severance payments upon termination by the Company without cause or upon termination by Mr. Quandahl with good reason.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective February 9, 2015, the Company entered into a three-year employment agreement with Angel Donchev, its Chief Investment Officer (CIO). Pursuant to that agreement, the CIO is eligible for a discretionary annual performance-based bonus up to $200,000. In connection with the employment agreement, the Company granted the CIO a stock option providing him with the ten-year right to purchase up to 65,000 shares of the Company’s common stock at an exercise price of $6.00 per share. The option vests in three annual and near-equal installments on each of February 8, 2016, 2017 and 2018. The stock option grant is evidenced by a stock option agreement entered into effective February 9, 2015. The option granted to Mr. Donchev was issued under the Company’s new 2015 Stock Incentive Plan approved by the Board of Directors effective February 6, 2015.

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

Pursuant to the numerous employment agreements, bonuses of approximately $1,149,000 and $1,008,000 were accrued for the year ended December 31, 2016 and 2015, respectively.

Credit Facility

The company is party to a Credit Agreement with a financial institution. Certain company subsidiaries are guarantors of the borrowings and obligations under the Credit Agreement. All borrowings under the Credit Agreement are secured by substantially all assets of WCR and the guarantor subsidiaries.

The Credit Agreement requires WCR to meet certain financial tests, including a leverage ratio and a fixed charge coverage ratio, as defined in the Credit Agreement. Subject to certain exceptions, the Credit Agreement contains covenants limiting the company’s ability to (or to permit the guarantor subsidiaries to) merge or consolidate with, or engage in a sale of substantially all assets to, any party, but WCR or any guarantor subsidiary generally may nonetheless merge with another party if (i) WCR or guarantor subsidiary is the entity surviving such merger, and (ii) immediately after giving effect to such merger, no default shall have occurred and be continuing under the Credit Agreement. Subject to certain exceptions, the Credit Agreement also contains covenants limiting WCR’s ability to (or to permit the guarantor subsidiaries to) create liens on assets, incur additional indebtedness, make certain types of investments, and pay dividends or make certain other types of restricted payments, but WCR may nonetheless pay dividends to its shareholders if (a) there are no outstanding loans or unpaid interest under the revolving credit facility, and (b) no default shall have occurred and be continuing under the Credit Agreement. Some covenant waivers were granted by the financial institution during the period ended December 31, 2016.

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

Asset Purchase Agreement

PQH entered into an Asset Purchase Agreement for the acquisition of 20 Cricket Wireless retail locations for $2,050,000 and an option to purchase an additional 33 locations for an aggregate purchase price of $7,200,000 (with the seller having an option to retain a 30% ownership in our subsidiary that intends to purchase all 53 stores), with a corresponding adjustment to the purchase price. Closing of the transaction is pending.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

19.       Management and Advisory Agreement –

The Company is party to an Amended and Restated Management and Advisory Agreement with Blackstreet Capital Management, LLC, (“Blackstreet”) under which Blackstreet provides certain financial, managerial, strategic and operating advice and assistance to the Company.

The amended and restated agreement requires the Company to pay Blackstreet a fee in an amount equal to $400,000 upon the closing of an acquisition in consideration for Blackstreet’s referral to the Company of such acquisition opportunity, and Blackstreet’s assistance in the performance of due diligence services relating thereto. Any fees which may have been payable per these terms related to the AGI, JPPA, RAI and JPRE acquisitions were waived by Blackstreet.

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

The annual management and advisory fees related to the Amended and Restated Management and Advisory Agreement with Blackstreet for the year ended December 31, 2016 and 2015 were $705,630 and $478,002, respectively.

20.       Special Committee of the Board of Directors –

The Board of Directors has appointed Mr. Ellery Roberts to various special committees of the board.  Annual Director and special committee fees expense was $30,000 and $50,000 for the year ended December 31, 2016 and 2015, respectively.

21.       Related Party Transactions –

Leases

The Company leases three properties from an officer of the Company and another party under operating leases, one that is month-to-month, requiring monthly lease payments of $1,680, one that extends through June 2020, requiring monthly lease payments of $1,200, and one that extends through November 2017, requiring monthly lease payments of $5,000.

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

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 31 2011, the Company entered into two operating leases for property owned by Ladary, LLC.  Ladary, which acquired the two properties in foreclosure sales, is partially owned by the Chief Executive Officer of the Company, three current or past directors and one employee of the management company that manages the Company’s largest shareholder.  The leases, one of which replaced an earlier lease that the Company had entered into with the prior landlord, have four-year terms, require aggregate monthly rental payments of $6,000, and are on terms and conditions substantially similar to those contained in the replaced leases.

Annual rent expense to related parties for the five retail locations for 2016 and 2015 was approximately $170,000 and $171,000, respectively.

Credit Facility

On December 7, 2012 (and later amended on March 21, 2014, September 30, 2014 and May 21, 2015), we entered in a borrowing arrangement with River City Equity, Inc. Under this arrangement, as amended, we may borrow up to $3.0 million at an interest rate of 12% per annum, with interest payable on a monthly basis. The note contains no prepayment penalties, and pursuant to the May 21, 2015 amendment, matured on June 30, 2016. The note was terminated in April 2016.

22.       Subsequent Events –

Share Redemption

On March 10, 2017, we entered into a Stock Redemption Agreement that provided for the redemption of 106,873 shares of our common stock held by a stockholder in exchange for a cash payment by us of $4.50 per share, or an aggregate purchase price of $480,928.14.

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

As of December 31, 2016, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2016.

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

Despite the remediation progress made in 2015, we were unable to conclude at December 31, 2015 that the material weaknesses described in our Quarterly Report for the period ended September 30, 2015 were effectively remediated due to the fact that (i) less than the entire remediation plan has been implemented and (ii) the time period for remediation testing was insufficient to assess on the effectiveness of those controls. As of December 31, 2016, the full remediation plan had been implemented and tested and we have concluded that the material weaknesses have been successfully remediated.

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016. KLJ and Associates, LLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2016.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the fiscal year covered by this report that materially affected, or were reasonably likely to materially affect such controls. However, we do wish to highlight the following changes made in 2016:

•	We completed the process of remediating our material weaknesses identified in 2015.
•	We created an internal audit positon dedicated to the design, implementation and testing of our internal controls and procedures over financial reporting, which has support through an outside consultant.

ITEM 9B    OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Our Board of Directors consists of Lawrence Berger, Richard E. Miller, Ellery Roberts, Kevin Kuby and John Quandahl. The following table sets forth the name and position of each of our current directors and executive officers.

Name	Age	Positions
John Quandahl	50	Chief Executive Officer, Chief Operating Officer and Director
Steve Irlbeck	52	Chief Financial Officer
Angel Donchev	35	Chief Investment Officer
Lawrence Berger	45	Director (Chairman)
Ellery Roberts	46	Director
Richard Miller	70	Director
Kevin Kuby	48	Director

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

Mr. Berger served as the Managing Director of Investments for Blackstreet Capital Management, LLC since 2006 and Chief Investment Officer of Blackstreet Capital Holdings, LLC. Prior to joining Western Capital’s board, Mr. Berger previously worked for the Boston Consulting Group, the Washington Post Company and Ames Watson Capital, LLC. Currently, Mr. Berger sits on the Board of Directors of AWE, iMarketing, and FreeLotto. Mr. Berger received a Bachelor of Science in Economics degree in 1994 from the Wharton School of the University of Pennsylvania and a Master of Business Administration in 2000 from the Wharton School of the University of Pennsylvania, where he was also a Price Fellow. Mr. Berger serves as Chairman of the Board.

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

Ellery Roberts was appointed by the Board of Directors to serve as a director on May 10, 2010. Mr. Roberts brings over 20 years of private equity investing experience to our company.  Mr. Roberts has been the Chairman and Chief Executive Officer of 1847 Holdings LLC since its inception on January 22, 2013.  Prior to the formation of 1847 Holdings LLC, Mr. Roberts served as the managing member of The 1847 Companies LLC, a buyer and operator of two lower-middle market businesses recapitalized in 2012.  Prior to The 1847 Companies, LLC, Mr. Roberts was the co-founder and was co-managing principal from October 2009 to June 2011 of RW Capital Partners LLC, the recipient of a “Green Light” letter from the U.S. Small Business Administration (SBA).  Mr. Roberts was a founding member of Parallel Investment Partners, LP (formerly SKM Growth Investors, LP), or Parallel, a Dallas-based private equity fund focused on re-capitalizations, buyouts and growth capital investments in lower middle market companies throughout the United States. During his tenure at Parallel, Mr. Roberts held the position of Managing Director from January 2004 to September 2009, Vice President from January 2003 to December 2003 and Senior Associate from January 2000 to December 2002.  Mr. Roberts was responsible for approximately $400 million in invested capital across two funds.  Also during his tenure with Parallel, Mr. Roberts sat on the boards of Environmental Lighting Concepts, Hat World Corporation, Senex Financial Corporation, Builders TradeSource Corporation, Action Sports, Weisman Discount Home Centers, Winnercom, Mealey’s Furniture, Regional Management Corporation, Marmalade Cafes, and Diesel Service and Supply (all of which are private companies).  Prior to Parallel, Mr. Roberts was a Vice President with Lazard Group LLC (NYSE: LAZ), or Lazard, from July 1997 to December 2000.   While at Lazard, he focused on and also gained experience in the home building, health care, retail, industrial and lodging sectors.  Prior to joining Lazard in 1997, Mr. Roberts was a Senior Financial Analyst with Colony Capital, Inc. from July 1995 to June 1996, where he analyzed and executed transactions for Colony Investors II, L.P., a $625 million private equity fund.  Prior to that, he was a Financial Analyst with the Corporate Finance Division of Smith Barney Inc. (now known as Morgan Stanley Smith Barney LLC) from January 1994 to June 1995 where he participated in a wide variety of investment banking activities.  During his career Mr. Roberts has been directly involved with over $3.0 billion in direct private equity investments.  Mr. Roberts received his B.A. degree in English from Stanford University.

Kevin Kuby was appointed to the Board of Directors on July 1, 2015 at the direction of BC Alpha Holdings I, consistent with certain director-appointment rights granted to that company in the AlphaGraphics Merger Agreement. Mr. Kuby serves as the Managing Director of Restructuring for Blackstreet Capital Management, LLC and Executive Vice President - Restructuring of Blackstreet Capital Holdings, LLC. Prior to joining Western Capital’s board, Mr. Kuby previously worked for Alvarez & Marsal, FTI Consulting and for PricewaterhouseCoopers in their business restructuring practices. Currently, Mr. Kuby sits on the Board of Directors of AWE, ThinkDirect Marketing Group and IMarketing. Mr. Kuby received an MBA from the University of Chicago and a B.A. in Economics from the University of Illinois – Urbana / Champaign.

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

CODE OF ETHICS

We have adopted a Code of Ethics which governs the conduct of our officers, directors and employees in order to promote honesty, integrity, loyalty and the accuracy of our financial statements. Our Code of Ethics was amended and restated effective as of August 11, 2016, and a copy of that amended and restated Code of Ethics is filed as an exhibit to this report. You may obtain a copy of the Code of Ethics without charge by writing us and requesting a copy, attention: John Quandahl, 11550 “I” Street, Omaha, Nebraska 68137. You may also request a copy by calling us at (402) 551-8888.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and Nasdaq. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2016, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, or written representations that no Forms 5 were required, the Company believes that the following is the list of its officers, directors and greater than ten percent beneficial owners who have failed to file on a timely basis all Section 16(a) filing requirements during the fiscal year ended December 31, 2015: Lawrence Berger filed one late report regarding one transaction and John Quandahl filed one late report regarding one transaction.

ITEM 11	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of Western Capital during the year ended December 31, 2015; and (ii) each other individual that served as an executive officer of Western Capital at the conclusion of the year ended December 31, 2016 and who received more than $100,000 in the form of salary and bonus during such fiscal year. For purposes of this report, these individuals are collectively referred to as our “named executives.”

Name and Principal Position		Salary	Bonus	Total
John Quandahl (1)	2016	$286,500	$87,750	$374,250
Pres. and Chief Executive Officer	2015	$246,000	$84,500	$330,500
Steve Irlbeck (2)	2016	$225,000	$87,750	$312,750
Chief Financial Officer	2015	$225,000	$84,500	$309,500

(1)	Mr. Quandahl is our President and Chief Executive Officer. Mr. Quandahl also serves as our Chief Operating Officer, a position he has held since November 29, 2007. Mr. Quandahl became our President and Chief Executive Officer on January 1, 2009. From January 1, 2009 through May 10, 2011, Mr. Quandahl also served as interim our Chief Financial Officer.

(2)	Mr. Irlbeck is our Chief Financial Officer, a position he has held since May 10, 2011. Prior to May 10, 2011, Mr. Irlbeck was our Senior Director of Accounting.

We had no outstanding equity awards as of December 31, 2016 for any named executives.

EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

We do not currently have change-in-control agreements with any named executives or any other current members of our executive management.

Effective April 1, 2016, we entered into a First Amendment to Amended and Restated Employment and Non-Competition Agreement with our Chief Executive Officer, Mr. John Quandahl. The agreement has a term of three years and contains other terms and conditions that are similar to those of the original agreement which had expired. Specifically, the amended and restated agreement provides an annual base salary and eligibility for an annual performance-based cash bonus pool for management. The amended and restated agreement also contains customary non-solicitation and non-competition provisions as well as provisions for severance payments upon termination by the Company without cause or upon termination by Mr. Quandahl with good reason.

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

COMPENSATION OF DIRECTORS

Name and Principal Position		Compensation	Other Annual Compensation	Total
Lawrence Berger (1)	2016	$-	$-	$-
Chairman	2015	$-	$-	$-
Richard Miller (2)	2016	$-	$100,000	$100,000
Director	2015	$-	$100,000	$100,000
Ellery Roberts (3)	2016	$30,000	$-	$30,000
Director	2015	$50,000	$-	$50,000
Kevin Kuby (4)	2016	$-	$-	$-
Director	2015	$-	$-	$-

(1)	Mr. Berger was appointed to the Board of Directors effective October 1, 2014 and is the Chairman of the Board.
(2)	Mr. Miller provides management consulting services to the Company in addition to his services as a director of the Board. In accordance with the consulting agreement, his compensation is $100,000 per year.
(3)	Mr. Roberts served on a special committee of the Board of Directors. In connection with this service, the Board of Directors approved the payment of compensation to Mr. Roberts in the amount of $30,000 and $50,000 for years 2016 and 2015, respectively.
(4)	Mr. Kuby was appointed to the Board of Directors effective July 1, 2015.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of the close of business on March 31, 2017, we had outstanding 9,390,997 shares of common stock. Each share of capital stock is currently entitled to one vote on all matters put to a vote of our shareholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 31, 2017, by:

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

Name and Address	Common Shares Beneficially Owned (1)	Percentage of Common Shares (1)
Richard Miller	84,166	*	%
Ellery Roberts	-	-%
Lawrence Berger (2)	33,985	*	%
Kevin Kuby	-	-%
John Quandahl	30,000	*	%
Steve Irlbeck	10,000	*	%
Angel Donchev	15,273	*	%
All current executive officers and directors as a group (3)	173,424	1.83%
WCR, LLC (4) c/o Blackstreet Capital Management, LLC 5425 Wisconsin Avenue Suite #701 Chevy Chase, MD 20815	4,117,510	43.35%
BC Alpha Holdings I, LLC (5) c/o Blackstreet Capital Management, LLC 5425 Wisconsin Avenue Suite #701 Chevy Chase, MD 20815	1,480,693	15.59%

* less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Includes 9,923 common shares held by Blue Jays Investment 2, LLC, a Delaware limited liability company to which Mr. Berger is a member and manager and taken from Mr. Berger’s most recent filing under §13 of the Securities Exchange Act of 1934, filed on June 6, 2016. Mr. Berger disclaims beneficial ownership of the shares held by Blue Jays Investment 2, LLC except to the extent of his pecuniary interest in the shares. Also includes 5,150 shares held directly by Mr. Berger, 4,600 shares held by Mr. Berger's spouse, and 1,375 shares held by Mr. Berger or his spouse as a UTMA custodian for a minor.

(3)	Consists of Messrs. Miller, Roberts, Berger, Kuby, Quandahl, Irlbeck, and Donchev.

(4)	Share figures contained in the table are taken from WCR, LLC’s most recent filing under §13 of the Securities Exchange Act of 1934, filed on January 9, 2017.

(5)	Share figures contained in the table are taken from BC Alpha Holdings I, LLC’s most recent filing under §13 of the Securities Exchange Act of 1934, filed on January 9, 2017.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND TRANSACTIONS

On October 18, 2011 (and later amended on December 7, 2012, March 21, 2014 and May 21, 2015), we entered in a borrowing arrangement with River City Equity, Inc. Under this arrangement, as amended, we may borrow up to $3.0 million at an interest rate of 12% per annum, with interest payable on a monthly basis. The note contains no prepayment penalties, and pursuant to the May 21, 2015 amendment, matured on June 30, 2016. The note, under certain circumstances, permits River City Equity to obtain a security interest in substantially all of our assets. As of December 31, 2016, the note had been terminated.

After the initial advancement from River City Equity under the borrowing arrangement, a family member of the Company’s Chief Executive Officer obtained an ownership interest in River City Equity. Since such time, there have been additional advances of funds under the borrowing arrangement. The Board of Directors has been apprised of the fact that, subsequent to the transactions creating the arrangement with River City Equity, that entity has become a “related party” under applicable SEC disclosure rules.

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

The following table summarizes the fees we were billed for audit and non-audit services rendered for fiscal years 2016 and 2015. Our principal accountant, KLJ and Associates, LLP, reviewed our quarterly filings and audited the Company’s consolidated financial statements for the years 2016 and 2015.

	2016	2015
Audit Fees	$153,500	$125,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$153,500	$125,000

KLJ and Associates, LLP did not perform any other tax-related or other services for fees during fiscal 2016 and 2015.

Audit Fees. The fees identified under this caption were for professional fees rendered in connection with the audit of our annual consolidated financial statements, review of our quarterly condensed consolidated financial statements and statutory and regulatory filings and engagements for the years identified.

Approval Policy. Our Audit Committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firms in years ended 2016 and 2015 were pre-approved by the Audit Committee.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among the registrant, WCRS Acquisition Co., LLC, and BC Alpha Holdings II, LLC, dated August 29, 2014 (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on September 5, 2014).

2.2	Merger and Contribution Agreement with Restorers Acquisition, Inc., J&P Park Acquisitions, Inc., and J&P Real Estate, LLC, and certain other parties, dated June 9, 2015 (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q filed on August 14, 2015).

3.1	Certificate of Incorporation, filed with the Delaware Secretary of State on May 11, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on May 17, 2016).

3.2	Bylaws effective May 11, 2016 (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 8-K filed on May 17, 2016).

10.1	2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K filed on April 7, 2008).

10.2	2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 9, 2015).

10.3	Form of Stock Option Agreement for use with 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on February 9, 2015).

10.4	Promissory Note delivered in favor of River City Equity, Inc. dated as of October 18, 2011 (incorporated by reference to Exhibit 10.11 to the registrant’s annual report on Form 10-K filed on March 30, 2012).

10.5	Security Agreement delivered in favor of River City Equity, Inc. dated as of October 18, 2011 (incorporated by reference to Exhibit 10.12 to the registrant’s annual report on Form 10-K filed on March 30, 2012).

10.6	Consulting Agreement with Ric Miller Consulting, Inc. dated as of April 1, 2010 (incorporated by reference to Exhibit 10.17 to the registrant’s annual report on Form 10-K filed on March 30, 2012).

10.7	Amended and Restated Employment Agreement with John Quandahl dated as of April 1, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on May 14, 2013).

10.8	First Amendment to Amended and Restated Employment Agreement with John Quandahl dated as of April 1, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on August 15, 2016).

10.9	Amended and Restated Management and Advisory Agreement with Blackstreet Capital Management, LLC, dated June 21, 2012 (incorporated by reference to Exhibit 10.3 the registrant’s quarterly report on Form 10-Q filed on August 14, 2012.).

10.10	First Amendment to Amended and Restated Management and Advisory Agreement with Blackstreet Capital Management, LLC, dated October 1, 2014 (incorporated by reference to Exhibit 10.12 to the registrant’s annual report on Form 10-K filed on March 31, 2015).

10.11	Second Amendment to Amended and Restated Management and Advisory Agreement with Blackstreet Capital Management, LLC, dated July 1, 2015 (incorporated by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K filed on March 30, 2016).

10.12	Employment Agreement with Angel Donchev dated as of February 9, 2015 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on February 9, 2015).

10.13	Credit Agreement with Fifth Third Bank, dated April 22, 2016 (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed on August 15, 2016).

14	Code of Ethics (amended and restated as of August 11, 2016) (filed herewith).

21	List of Subsidiaries (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Schema Document (filed herewith).

101.CAL	XBRL Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Definition Linkbase Document (filed herewith).

101.LAB	XBRL Label Linkbase Document (filed herewith).

101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Capital Resources, Inc.

/s/ John Quandahl	3/31/17
John Quandahl

Chief Executive Officer

/s/ Steve Irlbeck	3/31/17
Steve Irlbeck

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Quandahl	3/31/17	/s/ Lawrence Berger	3/31/17
John Quandahl, Director, Chief Executive Officer, Chief Operating Officer (principal executive officer)		Lawrence Berger, Director (Chairman) /s/ Ellery Roberts	3/31/17
/s/ Steve Irlbeck	3/31/17	Ellery Roberts, Director /s/ Kevin Kuby	3/31/17
Steve Irlbeck, Chief Financial Officer (principal financial officer and principal accounting officer)		Kevin Kuby, Director
		/s/ Richard Miller	3/31/17
Richard Miller, Director

