Form 10-Q
period 2017-03-31
WESTERN CAPITAL RESOURCES, INC.
filed 2017-05-15
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2017, the registrant had outstanding 9,390,997 shares of common stock, $0.001 par value per share.

Western Capital Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2017	December 31, 2016
ASSETS

CURRENT ASSETS
Cash	$11,208,398	$14,159,975
Loans receivable (less allowance for losses of $880,000 and $1,036,000, respectively)	3,529,939	4,438,276
Accounts receivable (less allowance for losses of $123,000 and $96,000, respectively)	3,408,305	1,716,867
Inventory	10,342,291	9,095,460
Prepaid expenses and other	4,346,777	3,727,284
TOTAL CURRENT ASSETS	32,835,710	33,137,862

NOTES RECEIVABLE	3,437,956	2,920,112

PROPERTY AND EQUIPMENT, net	10,086,273	9,696,620

GOODWILL	5,796,528	5,796,528

INTANGIBLE ASSETS, net	7,396,426	7,536,945

OTHER	1,220,022	1,122,585

TOTAL ASSETS	$60,772,915	$60,210,652

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$11,805,009	$13,002,381
Other current liabilities	2,065,419	2,242,372
Income taxes payable	1,614,644	265,813
Note payable – short-term	30,020	55,819
Current portion long-term debt	1,780,000	1,780,000
Current portion capital lease obligations	47,100	54,020
Deferred revenue	1,819,987	1,427,358
TOTAL CURRENT LIABILITIES	19,162,179	18,827,763

LONG-TERM LIABILITIES
Notes payable, net of current portion	7,326,332	8,681,545
Capital lease obligations, net of current portion	82,102	94,762
Deferred income taxes	1,812,000	1,775,000
Other	162,272	143,080
TOTAL LONG-TERM LIABILITIES	9,382,706	10,694,387

TOTAL LIABILITIES	28,544,885	29,522,150

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value, 12,500,000 shares authorized, 9,390,997 and 9,497,871 shares issued and outstanding.	939	950
Additional paid-in capital	29,008,229	28,997,087
Retained earnings	3,190,543	1,643,996
TOTAL WESTERN SHAREHOLDERS’ EQUITY	32,199,711	30,642,033

NONCONTROLLING INTERESTS	28,319	46,469

TOTAL EQUITY	32,228,030	30,688,502

TOTAL LIABILITIES AND EQUITY	$60,772,915	$60,210,652

See notes to condensed consolidated financial statements

.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
REVENUES
Sales and associated fees	$24,559,130	$20,015,542
Financing fees and interest	2,233,409	2,484,220
Royalty and franchise fees, net	3,032,626	2,794,756
Other revenue	5,809,841	3,140,768
	35,635,006	28,435,286

COST OF REVENUES
Cost of sales	12,058,754	10,437,885
Provisions for loans receivable losses	237,581	302,872
Other	648,197	553,414
	12,944,532	11,294,171

GROSS PROFIT	22,690,474	17,141,115

OPERATING EXPENSES
Salaries, wages and benefits	9,991,391	6,748,950
Occupancy	2,954,056	1,970,527
Advertising, marketing and development	2,009,150	1,951,009
Depreciation	350,288	276,592
Amortization	140,519	140,990
Other	3,540,669	2,742,504
	18,986,073	13,830,572

OPERATING INCOME	3,704,401	3,310,543

OTHER INCOME (EXPENSES):
Interest income	64,075	1,052
Interest expense	(138,152)	(169,011)
	(74,077)	(167,959)

INCOME BEFORE INCOME TAXES	3,630,324	3,142,584

INCOME TAX EXPENSE	1,363,000	1,167,000

NET INCOME	2,267,324	1,975,584

Less net income attributable to noncontrolling interests	(5,085)	(4,185)

NET INCOME ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$2,262,239	$1,971,399

EARNINGS PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
Basic and diluted	$0.24	$0.21

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	9,472,934	9,497,534

See notes to condensed consolidated financial statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
OPERATING ACTIVITIES
Net Income	$2,267,324	$1,975,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	350,288	276,592
Amortization	140,519	140,990
Share based compensation	11,142	21,071
Deferred income taxes	37,000	344,000
Loss on disposal of property and equipment	(270)	-
Changes in operating assets and liabilities:
Loans receivable	908,337	938,663
Accounts receivable	(1,691,438)	(1,489,252)
Inventory	(1,246,831)	(913,193)
Prepaid expenses and other assets	(716,930)	574,563
Accounts payable and accrued expenses	151,459	(1,547,364)
Deferred revenue and other current liabilities	215,676	(145,861)
Accrued liabilities and other – long-term	19,192	(2,643)
Net cash provided by operating activities	445,468	173,150

INVESTING ACTIVITIES
Purchases of property and equipment	(754,130)	(432,211)
Acquisition of stores, net of cash acquired	-	(466,836)
Proceeds from disposal of property and equipment	14,459	-
Advances on note receivable, net	(517,844)	-
Net cash used by investing activities	(1,257,515)	(899,047)

FINANCING ACTIVITIES
Payments on notes payable – short-term, net	(25,799)	-
Payments on line of credit, net	(853,544)	-
Payments on notes payable – long-term	(501,669)	(975,002)
Common stock redemption	(480,928)	-
Advances on capital lease	-	185,318
Payments on capital lease	(19,580)	(26,018)
Subsidiary dividends to noncontrolling interests	(23,235)	-
Dividend paid	(234,775)	-
Net cash used in financing activities	(2,139,530)	(815,702)

NET DECREASE IN CASH	(2,951,577)	(1,541,599)

CASH
Beginning of period	14,159,975	7,847,669
End of period	$11,208,398	$6,306,070

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$7,169	$1,483,301
Interest paid	$135,686	$166,131

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

For further information, refer to the Condensed Consolidated Financial Statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2016. The condensed consolidated balance sheet at December 31, 2016, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

Western Capital Resources, Inc. (WCR) is a parent company owning operating subsidiaries, with percentage owned shown parenthetically, as summarized below.

•	Franchise
o	AlphaGraphics, Inc. (AGI) (99.2%) – franchisor of 253 domestic and 25 international AlphaGraphics Business Centers which specialize in the planning, production, and management of visual communications for businesses and individuals throughout the world.

•	Cellular Retail
o	PQH Wireless, Inc. (PQH) (100%) – operates cellular retail stores (191 owned and operated plus 53 operated under management agreement as of March 31, 2017), as an exclusive dealer of the Cricket brand.

•	Direct to Consumer
o	J & P Park Acquisitions, Inc. (JPPA) (100%) – an online and direct marketing distribution retailer of live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins, and Wayside Gardens brand names as well as a wholesaler under the Park Wholesale brand.

o	Restorers Acquisition, Inc. (RAI) (100%) – an online and direct marketing distribution retailer of home improvement and restoration products operating under Van Dyke’s Restorers.

o	J & P Real Estate, LLC (JPRE) (100%) – owns real estate utilized as JPPA’s distribution and warehouse facility and the corporate offices of JPPA and RAI.

•	Consumer Finance
o	Wyoming Financial Lenders, Inc. (WFL) (100%) – owns and operates “payday” stores (40 as of March 31, 2017) in seven states (Colorado, Iowa, Kansas, Nebraska, North Dakota, Wisconsin and Wyoming) providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

o	Express Pawn, Inc. (EPI) (100%) – owns and operates retail pawn stores (three as of March 31, 2017) in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of merchandise obtained from forfeited pawn loans or purchased from customers.

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

Reclassifications

Certain Statements of Income reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the three months ended March 31, 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS. This converged standard is effective for annual and interim periods beginning after December 15, 2017. The Company is currently assessing the potential effects on our financial condition, results of operations and consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) related to recognition of lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that annual period, with early adoption permitted and to be applied using a modified retrospective approach. The Company is currently evaluating the impact the ASU will have on our financial condition, results of operations and consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) related to the measurement of credit losses on financial instruments. The standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. This ASU is effective for annual reporting periods beginning after December 15, 2018 and interim periods within that annual period, with early adoption permitted and the standard to be applied using a modified retrospective approach. The Company is currently evaluating the impact the ASU will have on our financial condition, results of operations and consolidated financial statements.

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

3.	Loans Receivable –

The Consumer Finance segment’s outstanding loans receivable aging was as follows:

March 31, 2017
	Payday	Installment	Pawn & Title	Total
Current	$2,911,699	$188,774	$275,963	$3,376,436
1-30	199,317	32,807	-	232,124
31-60	133,955	20,032	-	153,987
61-90	170,483	15,082	-	185,565
91-120	148,190	11,078	-	159,268
121-150	143,073	7,556	-	150,629
151-180	145,807	6,123	-	151,930
	3,852,524	281,452	275,963	4,409,939
Less Allowance	(812,000)	(68,000)	-	(880,000)
	$3,040,524	$213,452	$275,963	$3,529,939

December 31, 2016
	Payday	Installment	Pawn & Title	Total
Current	$3,683,603	$272,703	$284,460	$4,240,766
1-30	253,297	44,433	-	297,730
31-60	201,375	27,905	-	229,280
61-90	185,072	18,747	-	203,819
91-120	159,435	15,737	-	175,172
121-150	176,625	8,889	-	185,514
151-180	134,171	7,824	-	141,995
	4,793,578	396,238	284,460	5,474,276
Less Allowance	(953,000)	(83,000)	-	(1,036,000)
	$3,840,578	$313,238	$284,460	$4,438,276

4.	Loans Receivable Allowance –

A rollforward of the Consumer Finance segment’s loans receivable allowance is as follows:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Loans receivable allowance, beginning of period	$1,036,000	$1,177,000
Provision for loan losses charged to expense	237,581	1,605,867
Charge-offs, net	(393,581)	(1,746,867)
Loans receivable allowance, end of period	$880,000	$1,036,000

5.	Accounts Receivable –

A breakdown of accounts receivables by segment as of March 31, 2017 and December 31, 2016 are as follows:

March 31, 2017
	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$1,691,336	$235,525	$1,595,258	$9,186	$3,531,305
Less allowance	(65,000)	-	(58,000)	-	(123,000)
Net account receivable	$1,626,336	$235,525	$1,537,258	$9,186	$3,408,305

December 31, 2016
	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$1,103,210	$333,800	$363,426	$12,431	$1,812,867
Less allowance	(83,000)	-	(13,000)	-	(96,000)
Net account receivable	$1,020,210	$333,800	$350,426	$12,431	$1,716,867

6.	Operating Lease Liability –

The Company leases retail and office facilities under operating leases with terms ranging from month to month to six years, with rights to extend for additional periods. Future minimum base lease payments (in thousands) are approximately as follows:

Year Ending December 31,	Operating Leases
2017 (remainder)	$5,221
2018	5,959
2019	5,060
2020	2,992
2021	2,132
Thereafter	459
Total minimum base lease payments	$21,823

7.	Notes Payable – Long Term –

	March 31, 2017	December 31, 2016
Revolving credit facility (with a credit limit of $3,000,000) to a financial institution with monthly payments of interest only at LIBOR plus 3.5% (4.375% at March 31, 2017), secured by substantially all assets of the Company with stated guarantee amounts by subsidiaries, maturing April 21, 2018	$144,882	$998,426
Note payable to a financial institution with monthly principal payment of $58,333 plus interest at LIBOR plus 3.5% (4.375% at March 31, 2017), secured by substantially all assets of the Company with stated guarantee amounts by subsidiaries, maturing April 21, 2021	2,916,667	3,091,667
Note payable to a financial institution with monthly principal payment of $56,667 plus interest at LIBOR plus 3.5% (4.375% at March 31, 2017), secured by substantially all assets of the Company with stated guarantee amounts by subsidiaries, maturing December 1, 2021	3,173,333	3,400,000
Subsidiary note payable to a financial institution with monthly principal payment of $33,334 plus annual paydowns equal to JPRE’s net cash flow from operations due within 120 days of the calendar year end plus interest at LIBOR plus 3.5% (4.375% at March 31, 2017), secured by JPRE assets, maturing June 5, 2019 when remaining principal balance is due	2,871,450	2,971,452
Total	9,106,332	10,461,545
Less current maturities	(1,780,000)	(1,780,000)
	$7,326,332	$8,681,545

At March 31, 2017 approximately $5,765,000 of credit was available under the credit facilities.

8.	Equity –

In March 2017, the Company redeemed 106,874 shares of common stock for $480,928 in a private and unsolicited transaction.

9.	Cash Dividends –

Date declared	February 24, 2017
Record date	March 17, 2017
Date paid	March 24, 2017
Dividend per share of common stock	$0.025

10.	Other Operating Expense –

A breakout of other expense is as follows:

	For The Three Months Ended March 31,
	2017	2016
Bank fees	$550,349	$438,034
Collection costs	89,894	116,188
Conference expense	289,206	265,405
Insurance	250,008	181,476
Management and advisory fees	223,481	221,025
Professional and consulting fees	811,130	595,210
Supplies	332,072	183,274
Other	994,529	741,892
	$3,540,669	$2,742,504

11.	Segment Information –

Segment information related to the three month periods ended March 31, 2017 and 2016 is presented below:

Three Months Ended March 31, 2017 (in thousands)
	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$3,943	$17,045	$11,904	$2,743	$-	$35,635
Net income (loss)	$635	$620	$866	$254	$(108)	$2,267
Total segmented assets	$8,879	$24,794	$15,429	$8,047	$3,624	$60,773

Three Months Ended March 31, 2016 (in thousands)
	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$3,612	$9,775	$12,064	$2,984	$-	$28,435
Net income (loss)	$523	$371	$904	$312	$(135)	$1,975
Total segmented assets	$9,481	$14,746	$16,779	$13,747	$698	$55,451

12.	Commitments and Contingencies –

Pursuant to the Company’s numerous employment agreements, bonuses of approximately $331,000 were accrued for the three month period ended March 31, 2017.

13.	Subsequent Events –

We evaluated all events or transactions that occurred after March 31, 2017 up through the date we issued these financial statements. During this period we did not have any material subsequent events that impacted our financial statements.

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

Specific factors that might cause actual results to differ from our expectations embodied in our forward-looking statements, or that might affect the value of the common stock, include but are not limited to:

•	the seasonal nature of the products sold in our Direct to Consumer segment - a significant portion of pre-tax net income contributed by the segment is earned during the months of March through May and December, consequently the third quarter of each year typically results in a net loss;

•	the success of new stores related to our expansion plans in the Cellular Retail segment;

•	changes in local, state or federal laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations;

•	litigation and regulatory actions directed toward us or the industries in which we operate, particularly in certain key states or nationally;

•	our need for additional financing;

•	unpredictability or uncertainty in financing markets which could impair our ability to grow our business through acquisitions;

•	changes in Cricket dealer compensation;

•	failure of or disruption caused by a significant vendor;

•	outside factors that affect our ability to obtain product and fulfill orders; and

•	our ability to successfully operate or integrate recent or future business acquisitions.

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

OVERVIEW

Western Capital Resources, Inc. (“WCR” or “Western Capital”) is a holding company with a controlling interest in subsidiaries operating in the following industries and operating segments:

Our “Franchise” segment is comprised of AlphaGraphics, Inc. (99.2% owned), the franchisor of AlphaGraphics® customized print and marketing solutions. Our “Cellular Retail” segment is comprised of an authorized Cricket Wireless dealer and involves the retail sale of cellular phones and accessories to consumers through our wholly owned subsidiary PQH Wireless, Inc. and its subsidiaries. Our “Direct to Consumer” segment consists of (1) a wholly owned online and direct marketing distribution retailer of live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins and Wayside Gardens brand names as well as a wholesaler under the Park Wholesale brand, and (2) a wholly owned online and direct marketing distribution retailer of home improvement and restoration products operating as Van Dyke’s Restorers. Our “Consumer Finance” segment consists of retail financial services conducted through our wholly owned subsidiaries Wyoming Financial Lenders, Inc. and Express Pawn, Inc. Throughout this report, we collectively refer to WCR and its consolidated subsidiaries as “we,” the “Company,” and “us.”

Following is key financial data for the three month period ended March 31, 2017 and 2016:

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

Results of Operations – Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net income attributable to our common shareholders was $2.26 million, or $0.24 per share (basic and diluted), for the quarter ended March 31, 2017, compared to $1.97 million, or $0.21 per share (basic and diluted), for the quarter ended March 31, 2016.

We expect segment operating results and earnings per share to change throughout 2017 due, at least in part, to the seasonality of the Direct to Consumer and Cellular Retail segments, growth in the Cellular Retail segment, and potential mergers and acquisitions activity.

Following is a discussion of operating results by segment.

The following table provides quarter-over-quarter revenues and net income attributable to WCR common shareholders by operating segment (in thousands):

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Three Months Ended March 31, 2017
Revenues	$3,943	$17,045	$11,904	$2,743	$-	$35,635
% of total revenue	11.1%	47.8%	33.4%	7.7%	-%	100.0%
Net income (loss)	$635	$620	$866	$254	$(108)	$2,267
Net income (loss) attributable to WCR common shareholders	$630	$620	$866	$254	$(108)	$2,262

Three Months Ended March 31, 2016
Revenues	$3,612	$9,775	$12,064	$2,984	$-	$28,435
% of total revenue	12.7%	34.4%	42.4%	10.5%	-%	100.0%
Net income (loss)	$523	$371	$904	$312	$(135)	$1,975
Net income (loss) attributable to WCR common shareholders	$519	$371	$904	$312	$(135)	$1,971

Franchise

The table below summarizes the number of AlphaGraphics business centers owned and operated by franchisees during the quarter ended March 31, 2017 and 2016:

	Beginning	New	Closed	Ending
2017
US Centers	256	-	(3)	253
International Centers	25	-	-	25
Total	281	-	(3)	278

2016
US Centers	254	4	(1)	257
International Centers	25	-	-	25
Total	279	4	(1)	282

Our U.S. franchisees reported approximate center sales for the quarter ended March 31, 2017 and 2016 as follows:

	2017	2016
Total gross U.S. network-wide center sales	$69,084,000	$67,786,000

Our revenues in the Franchise segment for the quarter ended March 31, 2017 and 2016 were $3.94 million versus $3.61 million, an increase of 9.1%. Segment net income period over period increased 23% to $0.64 million from $0.52 million in the prior year period.

Cellular Retail

A summary table of the number of Cricket cellular retail stores we operated during the quarter ended March 31, 2017 and 2016 follows:

	2017	2016
Beginning	198	99
Acquired/ Launched	46	14
Closed	-	(2)
Ending	244	111

The Cellular Retail segment revenues and contribution to net income each increased period over period. Both increases are primarily attributable to the 53 additional mature stores we operated under a store operating agreement beginning in November 2016. In addition to operating these additional mature locations, we also operated another 80 locations, most of which had been launched within the fourth quarter of 2016 and first quarter of 2017.

Direct to Consumer

The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual revenue and net income in the months of March through May and December due to the seasonal products it sells. For the current quarter, the Direct to Consumer segment had net income of $0.87 million compared to net income of $0.90 million for the comparable prior year period. Revenues for the three month period ended March 31, 2017 were $11.90 million compared to the comparable period in 2016 of $12.06 million.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the quarters ended March 31, 2017 and 2016 follows:

	2017	2016
Beginning	41	47
Acquired/ Launched	-	-
Closed	-	-
Ending	41	47

Our Consumer Finance segment revenues decreased for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016. We closed two underperforming store locations and another 4 locations due to state legislative changes between the comparable periods. Revenue decreased 8.1% period over period while net income decreased 18.6%.

Corporate

Costs related to our Corporate segment were $0.11 million for the quarter ended March 31, 2017 compared to $0.14 million for the quarter ended March 31, 2016.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three Months Ended March 31,
	2017	2016
Cash flows provided (used) by:
Operating activities	$445,468	$173,150
Investing activities	(1,257,515)	(899,047)
Financing activities	(2,139,530)	(815,702)
Net decrease in cash	(2,951,577)	(1,541,599)
Cash, beginning of period	14,159,975	7,847,669
Cash, end of period	$11,208,398	$6,306,070

At March 31, 2017, we had cash of $11.21 million compared to cash of $6.31 million on March 31, 2017. Both comparable periods include cash flows utilized for growth in our Cellular Retail segment. We believe that our available cash, combined with expected cash flows from operations and available financing under credit facilities of approximately $5.77 million, will be sufficient to fund our scheduled debt repayments and the Cellular Retail segment anticipated capital expenditures through March 31, 2018.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2017.

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

As of March 31, 2017, our Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

18

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

19

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2017	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Stephen Irlbeck
Stephen Irlbeck
Chief Financial Officer

20