Form 10-Q
period 2017-06-30
WESTERN CAPITAL RESOURCES, INC.
filed 2017-08-14
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2017, the registrant had outstanding 9,390,997 shares of common stock, $0.001 par value per share.

Western Capital Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2017	December 31, 2016
ASSETS

CURRENT ASSETS
Cash	$10,060,406	$14,159,975
Loans receivable (less allowance for losses of $729,000 and $1,036,000, respectively)	3,939,432	4,438,276
Accounts receivable (less allowance for losses of $124,000 and $96,000, respectively)	1,800,686	1,716,867
Inventory	9,652,531	9,095,460
Prepaid expenses and other	3,630,208	3,727,284
TOTAL CURRENT ASSETS	29,083,263	33,137,862

NOTES RECEIVABLE	3,433,856	2,920,112

PROPERTY AND EQUIPMENT, net	10,353,039	9,696,620

GOODWILL	5,796,528	5,796,528

INTANGIBLE ASSETS, net	7,257,050	7,536,945

OTHER	1,310,465	1,122,585

TOTAL ASSETS	$57,234,201	$60,210,652

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,054,923	$13,002,381
Other current liabilities	2,195,895	2,242,372
Income taxes payable	—	265,813
Note payable – short-term	21,064	55,819
Current portion long-term debt	1,780,000	1,780,000
Current portion capital lease obligations	45,806	54,020
Deferred revenue	1,502,252	1,427,358
TOTAL CURRENT LIABILITIES	14,599,940	18,827,763

LONG-TERM LIABILITIES
Notes payable, net of current portion	6,732,855	8,681,545
Capital lease obligations, net of current portion	71,386	94,762
Deferred income taxes	1,673,000	1,775,000
Other	177,842	143,080
TOTAL LONG-TERM LIABILITIES	8,655,083	10,694,387

TOTAL LIABILITIES	23,255,023	29,522,150

COMMITMENTS AND CONTINGENCIES (Note 11)

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value, 12,500,000 shares authorized, 9,390,997 and 9,497,871 shares issued and outstanding.	939	950
Additional paid-in capital	29,015,990	28,997,087
Retained earnings	4,934,644	1,643,996
TOTAL WESTERN SHAREHOLDERS’ EQUITY	33,951,573	30,642,033

NONCONTROLLING INTERESTS	27,605	46,469

TOTAL EQUITY	33,979,178	30,688,502

TOTAL LIABILITIES AND EQUITY	$57,234,201	$60,210,652

See notes to condensed consolidated financial statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
REVENUES
Sales and associated fees	$24,739,956	$19,064,101	$49,299,086	$39,079,643
Financing fees and interest	2,119,747	2,340,968	4,353,156	4,825,188
Royalty and franchise fees, net	3,021,402	2,595,614	6,054,028	5,390,370
Other revenue	5,909,306	3,171,743	11,719,147	6,312,511
Total Revenues	35,790,411	27,172,426	71,425,417	55,607,712

COST OF REVENUES
Cost of sales	12,753,066	9,377,949	24,811,820	19,815,834
Provisions for loans receivable losses	250,734	428,613	488,315	731,485
Other	729,476	603,667	1,377,673	1,157,081
Total Cost of Revenues	13,733,276	10,410,229	26,677,808	21,704,400

GROSS PROFIT	22,057,135	16,762,197	44,747,609	33,903,312

OPERATING EXPENSES
Salaries, wages and benefits	10,252,169	6,677,803	20,243,560	13,426,753
Occupancy	3,172,317	1,897,270	6,126,373	3,871,075
Advertising, marketing and development	2,294,251	2,266,522	4,303,401	4,217,531
Depreciation	374,225	295,157	724,513	571,749
Amortization	139,374	140,873	279,893	281,863
Other	3,073,413	2,511,751	6,614,080	5,250,977
Total Operating Expenses	19,305,749	13,789,376	38,291,820	27,619,948

OPERATING INCOME	2,751,386	2,972,821	6,455,789	6,283,364

OTHER INCOME (EXPENSES):
Interest income	67,564	957	131,639	2,009
Interest expense	(110,415)	(150,714)	(248,567)	(319,725)
Total Other Income (Expense)	(42,851)	(149,757)	(116,928)	(317,716)

INCOME BEFORE INCOME TAXES	2,708,535	2,823,064	6,338,861	5,965,648

INCOME TAX EXPENSE	957,000	1,034,000	2,320,000	2,201,000

NET INCOME	1,751,535	1,789,064	4,018,861	3,764,648

Less net income attributable to noncontrolling interests	(7,436)	(4,553)	(12,521)	(8,738)

NET INCOME ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$1,744,099	$1,784,511	$4,006,340	$3,755,910

EARNINGS PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
Basic and diluted	$0.19	$0.19	$0.42	$0.40

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	9,390,997	9,497,534	9,431,739	9,497,534

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
OPERATING ACTIVITIES
Net Income	$4,018,861	$3,764,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	724,513	571,749
Amortization	279,893	281,863
Share based compensation	18,903	35,167
Deferred income taxes	(102,000)	313,000
Loss on disposal of property and equipment	24,530	9,953
Changes in operating assets and liabilities:
Loans receivable	498,844	459,191
Accounts receivable	(83,819)	445,254
Inventory	(557,071)	380,291
Prepaid expenses and other assets	(90,804)	973,187
Accounts payable and accrued expenses	(4,213,269)	(3,118,195)
Deferred revenue and other current liabilities	28,417	(390,943)
Accrued liabilities and other – long-term	34,762	22,069
Net cash provided by operating activities	581,760	3,747,234

INVESTING ACTIVITIES
Purchases of property and equipment	(1,419,921)	(929,291)
Acquisition of stores, net of cash acquired	—	(588,241)
Advances on note receivable, net	(513,744)	—
Proceeds from disposal of property and equipment	14,459	—
Net cash used by investing activities	(1,919,206)	(1,517,532)

FINANCING ACTIVITIES
Payments on notes payable – short-term	(34,755)	—
Payments on line of credit, net	(998,426)	—
Advances on notes payable – long-term	—	418,301
Payments on notes payable – long-term	(950,264)	(1,801,638)
Common stock redemption	(480,928)	—
Advances on capital lease	—	185,318
Payments on capital lease	(31,590)	(54,542)
Subsidiary dividends to noncontrolling interests	(31,385)	—
Dividend paid	(234,775)	(237,467)
Net cash used in financing activities	(2,762,123)	(1,490,028)

NET INCREASE (DECREASE) IN CASH	(4,099,569)	739,674

CASH
Beginning of period	14,159,975	7,847,669
End of period	$10,060,406	$8,587,343

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$3,401,436	$1,490,444
Interest paid	$239,290	$451,271

Non-cash Investing and Financing Activities:
Long-term debt proceeds used to pay off debt and interest	$—	$3,021,699
Long-term debt proceeds used to pay prepaid financing costs	$—	$60,000

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared according to the instructions to Form 10-Q and Section 210.8-03(b) of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

●	Franchise

o	AlphaGraphics, Inc. (AGI) (99.2%) – franchisor of 253 domestic and 25 international AlphaGraphics Business Centers which specialize in the planning, production, and management of visual communications for businesses and individuals throughout the world.

●	Cellular Retail

o	PQH Wireless, Inc. (PQH) (100%) – operates cellular retail stores (215 owned and operated plus 53 operated under management agreement as of June 30, 2017), as an exclusive dealer of the Cricket brand.

●	Direct to Consumer

o	J & P Park Acquisitions, Inc. (JPPA) (100%) – an online and direct marketing distribution retailer of live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins, and Wayside Gardens brand names as well as a wholesaler under the Park Wholesale brand.

o	Restorers Acquisition, Inc. (RAI) (100%) – an online and direct marketing distribution retailer of home improvement and restoration products operating under Van Dyke’s Restorers.

o	J & P Real Estate, LLC (JPRE) (100%) – owns real estate utilized as JPPA’s distribution and warehouse facility and the corporate offices of JPPA and RAI.

●	Consumer Finance

o	Wyoming Financial Lenders, Inc. (WFL) (100%) – owns and operates “payday” stores (40 as of June 30, 2017) in seven states (Colorado, Iowa, Kansas, Nebraska, North Dakota, Wisconsin and Wyoming) providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

o	Express Pawn, Inc. (EPI) (100%) – owns and operates retail pawn stores (three as of June 30, 2017) in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of primarily used merchandise.

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

Reclassifications

Certain Statements of Income reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the three and six month periods ended June 30, 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS. This converged standard is effective for annual and interim periods beginning after December 15, 2017. The Company is currently assessing the potential effects on our financial condition, results of operations and consolidated financial statements.

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

Regulatory

The Company’s Consumer Finance segment activities are highly regulated under numerous local, state, and federal laws, regulations and rules, which are subject to change. New laws, regulations or rules could be enacted or issued, interpretations of existing laws, regulations or rules may change and enforcement action by regulatory agencies may intensify. Over the past several years, consumer advocacy groups and certain media reports have advocated governmental action to prohibit or severely restrict sub-prime lending activities of the kind conducted by the Company. The federal Consumer Financial Protection Bureau has indicated that it will use its authority to further regulate the payday industry and has been actively involved in the enforcement of existing consumer-protection laws applicable to the payday industry.

Any adverse change in present local, state, and federal laws or regulations that govern or otherwise affect lending could result in the Consumer Finance segment’s curtailment or cessation of operations in certain or all jurisdictions or locations. Furthermore, any failure to comply with any applicable local, state or federal laws or regulations could result in fines, litigation, store location closure or negative publicity. Any such change or failure would have a corresponding impact on the Company’s and segment’s results of operations and financial condition, primarily through a decrease in revenues resulting from the cessation or curtailment of operations, decrease in operating income through increased legal expenditures or fines, and could also negatively affect the Company’s general business prospects due to lost or decreased operating income or if negative publicity effects its ability to obtain additional financing as needed.

In addition, the passage of federal or state laws and regulations or changes in interpretations of them could, at any point, essentially prohibit the business we conduct in the Consumer Finance segment from conducting its lending business in its current form. Any such legal or regulatory change would certainly have a material and adverse effect on the Company, its operating results, financial condition and prospects, and perhaps even the viability of the business we conduct in the Consumer Finance segment.

3.	Loans Receivable –

The Consumer Finance segment’s outstanding loans receivable aging was as follows:

June 30, 2017
	Payday	Installment	Pawn & Title	Total
Current	$3,266,323	$224,554	$302,681	$3,793,558
1-30	250,525	35,028	—	285,553
31-60	152,745	16,978	—	169,723
61-90	104,203	10,381	—	114,584
91-120	94,127	7,164	—	101,291
121-150	77,661	4,855	—	82,516
151-180	117,909	3,298	—	121,207
	4,063,493	302,258	302,681	4,668,432
Less Allowance	(652,000)	(77,000)	—	(729,000)
	$3,411,493	$225,258	$302,681	$3,939,432

December 31, 2016
	Payday	Installment	Pawn & Title	Total
Current	$3,683,603	$272,703	$284,460	$4,240,766
1-30	253,297	44,433	—	297,730
31-60	201,375	27,905	—	229,280
61-90	185,072	18,747	—	203,819
91-120	159,435	15,737	—	175,172
121-150	176,625	8,889	—	185,514
151-180	134,171	7,824	—	141,995
	4,793,578	396,238	284,460	5,474,276
Less Allowance	(953,000)	(83,000)	—	(1,036,000)
	$3,840,578	$313,238	$284,460	$4,438,276

4.	Loans Receivable Allowance –

A rollforward of the Consumer Finance segment’s loans receivable allowance is as follows:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Loans receivable allowance, beginning of period	$1,036,000	$1,177,000
Provision for loan losses charged to expense	488,315	1,605,867
Charge-offs, net	(795,315)	(1,746,867)
Loans receivable allowance, end of period	$729,000	$1,036,000

5.	Accounts Receivable –

A breakdown of accounts receivables by segment are as follows:

June 30, 2017
	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$1,427,065	$267,494	$224,139	$5,988	$1,924,686
Less allowance	(100,000)	—	(24,000)	—	(124,000)
Net account receivable	$1,327,065	$267,494	$200,139	$5,988	$1,800,686

December 31, 2016
	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$1,103,210	$333,800	$363,426	$12,431	$1,812,867
Less allowance	(83,000)	—	(13,000)	—	(96,000)
Net account receivable	$1,020,210	$333,800	$350,426	$12,431	$1,716,867

6.	Notes Payable – Long Term –

	June 30, 2017	December 31, 2016
Revolving credit facility (with a credit limit of $3,000,000) to a financial institution with monthly payments of interest only at LIBOR plus 3.5% (4.625% at June 30, 2017), secured by substantially all assets of the Company with stated guarantee amounts by subsidiaries, maturing April 21, 2018	$—	$998,426
Note payable to a financial institution with monthly principal payment of $58,333 plus interest at LIBOR plus 3.5% (4.625% at June 30, 2017), secured by substantially all assets of the Company with stated guarantee amounts by subsidiaries, maturing April 21, 2021	2,741,667	3,091,667
Note payable to a financial institution with monthly principal payment of $56,667 plus interest at LIBOR plus 3.5% (4.625% at June 30, 2017), secured by substantially all assets of the Company with stated guarantee amounts by subsidiaries, maturing December 1, 2021	2,999,740	3,400,000
Subsidiary note payable to a financial institution with monthly principal payment of $33,334 plus annual paydowns equal to JPRE’s net cash flow from operations due within 120 days of the calendar year end plus interest at LIBOR plus 3.5% (4.625% at June 30, 2017), secured by JPRE assets, maturing June 5, 2019 when remaining principal balance is due	2,771,448	2,971,452
Total	8,512,855	10,461,545
Less current maturities	(1,780,000)	(1,780,000)
	$6,732,855	$8,681,545

At June 30, 2017 and December 31, 2016, approximately $6,259,000 and $4,510,000 of credit was available under the credit facilities, respectively.

7.	Equity –

In March 2017, the Company redeemed 106,874 shares of common stock for $480,928 in a private and unsolicited transaction.

8.	Cash Dividends –

Date declared	February 24, 2017
Record date	March 17, 2017
Date paid	March 24, 2017
Dividend per share of common stock	$0.025

Date declared	May 12, 2017
Record date	July 14, 2017
Date paid	July 24, 2017
Dividend per share of common stock	$0.025

9.	Other Operating Expense –

A breakout of other expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Bank fees	$594,390	$497,084	$1,144,739	$935,118
Collection costs	91,528	109,963	181,422	226,151
Conference expense	26	29,151	289,232	294,556
Insurance	265,791	173,326	515,799	344,889
Management and advisory fees	201,662	203,504	425,143	424,529
Professional and consulting fees	596,460	447,735	1,407,590	1,042,945
Supplies	420,672	176,650	752,744	359,924
Other	902,884	874,338	1,897,411	1,622,865
	$3,073,413	$2,511,751	$6,614,080	$5,250,977

10.	Segment Information –

Segment information related to the three and six month periods ended June 30, 2017 and 2016 is presented below:

Three Months Ended June 30, 2017 (in thousands)
	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$4,033	$17,087	$12,127	$2,543	$—	$35,790
Net income (loss)	$930	$(331)	$1,103	$201	$(151)	$1,752
Expenditures for segmented assets	$13	$531	$122	$—	$—	$666

Three Months Ended June 30, 2016 (in thousands)
	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$3,562	$8,083	$12,689	$2,838	$—	$27,172
Net income (loss)	$568	$74	$1,103	$262	$(218)	$1,789
Expenditures for segment assets	$7	$580	$24	$7	$—	$618

Six Months Ended June 30, 2017 (in thousands)
	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$7,977	$34,131	$24,031	$5,286	$—	$71,425
Net income (loss)	$1,565	$289	$1,968	$455	$(258)	$4,019
Total segmented assets	$8,729	$23,338	$12,520	$8,684	$3,963	$57,234
Expenditures for segment assets	$13	$1,204	$203	$—	$—	$1,420

Six Months Ended June 30, 2016 (in thousands)

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$7,174	$17,858	$24,754	$5,822	$—	$55,608
Net income (loss)	$1,083	$454	$2,007	$574	$(353)	$3,765
Total segment assets	$9,681	$14,779	$14,393	$15,531	$374	$54,758
Expenditures for segment assets	$15	$1,447	$38	$18	$—	$1,518

11.       Commitments and Contingencies –

Pursuant to the Company’s numerous employment agreements, bonuses of approximately $112,000 and $443,000 were accrued for the three and six month periods ended June 30, 2017, respectively.

12.       Subsequent Events –

We evaluated all events or transactions that occurred after June 30, 2017 up through the date we issued these financial statements. During this period we did not have any material subsequent events that impacted our financial statements other than those listed below.

Asset Purchase Agreement

In 2016, PQH entered into an agreement to acquire 20 Cricket Wireless retail locations, with an option to purchase an additional 33 locations. The aggregate purchase price for all 53 locations was $7,200,000, subject to reduction in the event that the seller exercised an option to retain a 30% ownership in the acquired business. From November 22, 2016 through June 30, 2017, PQH operated the store locations under a management agreement. Effective July 1, 2017, we consummated the acquisition transaction by acquiring all 53 locations through a subsidiary of PQH, and the seller exercised its option to retain a 30% ownership interest in the acquired business. As a result, PQH owns 70% of the newly formed subsidiary and the seller owns the remaining 30% of that subsidiary.

Credit Facility

In July 2017, the Company made a $1 million payment to pay down the outstanding balance of the term debt which matures April 21, 2021 (see Note 6 for further information).

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

Specific factors that might cause actual results to differ from our expectations embodied in our forward-looking statements, or that might affect the value of the common stock, include but are not limited to:

●	a significant portion of pre-tax net income contributed by the Direct to Consumer segment is seasonal in nature and is earned during the months of March through May and December, and consequently the third quarter of each year typically results in a net loss;

●	the success of new stores related to our expansion plans in the Cellular Retail segment;

●	changes in local, state or federal laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations, affecting our Consumer Finance segment;

●	litigation and regulatory actions directed toward us or the industries in which we operate, particularly in certain key states or nationally;

●	our need for additional financing;

●	unpredictability or uncertainty in financing markets, which could impair our ability to grow our business through acquisitions;

●	changes in Cricket dealer compensation;

●	failure of or disruption caused by a significant vendor;

●	outside factors that affect our ability to obtain product and fulfill orders; and

●	our ability to successfully operate or integrate recent or future business acquisitions.

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

Following is key financial data for the three and six month periods ended June 30, 2017 and 2016:

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

We do not specifically reserve for any individual payday, installment or title loan. We aggregate loan types for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio. This methodology takes into account several factors, including (1) the amount of loan principal, interest and fee outstanding, (2) historical charge offs from loans that originated during the last 24 months, (3) current and expected collection patterns and (4) current economic trends. We utilize a software program to assist with the tracking of its historical portfolio statistics. A loan loss allowance is maintained for anticipated losses for payday and installment loans based primarily on our historical percentages by loan type of net charge offs, applied against the applicable balance of loan principal, interest and fees outstanding. We also periodically perform a look-back analysis on its loan loss allowance to verify the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. We are aware that as conditions change, it may also need to make additional allowances in future periods. Loan losses or charge-offs of pawn or title loans are not recorded because the value of the collateral exceeds the loan amount. See Note 4 to our condensed consolidated financial statements included in this report for a rollforward of our loans receivable allowance.

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

Results of Operations – Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net income attributable to our common shareholders was $1.74 million, or $0.19 per share (basic and diluted), for the quarter ended June 30, 2017, compared to $1.78 million, or $0.19 per share (basic and diluted), for the quarter ended June 30, 2016.

We expect segment operating results and earnings per share to change throughout 2017 due, at least in part, to the seasonality of the Direct to Consumer and Cellular Retail segments, growth in the Cellular Retail segment, and potential mergers and acquisitions activity.

Following is a discussion of operating results by segment.

The following table provides quarter-over-quarter revenues and net income attributable to WCR common shareholders by operating segment (in thousands):

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Three Months Ended June 30, 2017
Revenues	$4,033	$17,087	$12,127	$2,543	$—	$35,790
% of total revenue	11.3%	47.7%	33.9%	7.1%	—%	100.0%
Net income (loss)	$930	$(331)	$1,103	$201	$(151)	$1,752
Net income (loss) attributable to WCR common shareholders	$922	$(331)	$1,103	$201	$(151)	$1,744

Three Months Ended June 30, 2016
Revenues	$3,562	$8,083	$12,689	$2,838	$—	$27,172
% of total revenue	13.1%	29.8%	46.7%	10.4%	—%	100.0%
Net income (loss)	$568	$74	$1,103	$262	$(218)	$1,789
Net income (loss) attributable to WCR common shareholders	$564	$74	$1,103	$262	$(218)	$1,785

Franchise

The table below summarizes the number of AlphaGraphics business centers owned and operated by franchisees during the quarter ended June 30, 2017 and 2016:

	Beginning	New	Closed	Ending
2017
US Centers	253	2	(2)	253
International Centers	25	—	—	25
Total	278	2	(2)	278

2016
US Centers	257	2	(1)	258
International Centers	25	—	—	25
Total	282	2	(1)	283

Our U.S. franchisees reported approximate center sales for the quarters ended June 30, 2017 and 2016 as follows:

	2017	2016
Total gross U.S. network-wide center sales	$68,421,000	$70,875,000

Our revenues in the Franchise segment for the quarter ended June 30, 2017 and 2016 were $4.03 million versus $3.56 million, an increase of 13.2%. The fiscal period on which franchisees pay royalties was changed to a calendar year effective January 1, 2017. Because most franchisees pay royalties on a decreasing scale, revenue is higher at the beginning of the calculation period, decreasing throughout the year. In the current quarter, franchisees are in the second quarter of the calculation period compared to the fourth quarter of the calculation period in the quarter ended June 30, 2016, thus accounting for the period over period increase. Segment net income period over period increased 63.2% to $0.93 million from $0.57 million in the prior year period, an increase of 63.7%.

Cellular Retail

A summary table of the number of Cricket cellular retail stores we operated during the quarter ended June 30, 2017 and 2016 follows:

	2017	2016
Beginning	244	111
Acquired/ Launched	32	9
Closed	(8)	(4)
Ending	268	116

The Cellular Retail segment revenues increase period over period is a result of operating significantly more stores in the current quarter. Included in the growth in the number of locations are 53 mature stores we operated under a store operating agreement beginning in November 2016. In addition to operating these additional mature locations, we also operated another 80 locations, most of which were launched within the fourth quarter of 2016 and first quarter of 2017. While the launching of the new locations contributed to revenue growth, it also contributed to the decline in segment net income period over period.

Direct to Consumer

The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual revenue and net income in the months of March through May and December due to the seasonal products it sells. For the current quarter and comparable prior year period, the Direct to Consumer segment had net income of $1.10 million. Revenues for the three month period ended June 30, 2017 were $12.13 million compared to the comparable period in 2016 of $12.69 million.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the quarters ended June 30, 2017 and 2016 follows:

	2017	2016
Beginning	41	47
Acquired/ Launched	—	—
Closed	—	(1)
Ending	41	46

Our Consumer Finance segment revenues decreased for the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016 due to the closing of five locations in South Dakota at the end of 2016. Revenue decreased 10.4% period over period while net income decreased 23.3%.

Corporate

Costs related to our Corporate segment were $0.15 million for the quarter ended June 30, 2017 compared to $0.22 million for the quarter ended June 30, 2016.

Results of Operations – Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net income attributable to our common shareholders was $4.01 million, or $0.42 per share (basic and diluted), for the six month period ended June 30, 2017, compared to $3.76 million, or $0.40 per share (basic and diluted), for the six month period ended June 30, 2016.

We expect segment operating results and earnings per share to change throughout 2017 due, at least in part, to the seasonality of the Direct to Consumer and Cellular Retail segments, growth in the Cellular Retail segment, and potential mergers and acquisitions activity.

Following is a discussion of operating results by segment.

The following table provides period over period revenues and net income attributable to WCR common shareholders by operating segment (in thousands):

	Franchise	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Six Months Ended June 30, 2017
Revenues	$7,977	$34,131	$24,031	$5,286	$—	$71,425
% of total revenue	11.2%	47.8%	33.6%	7.4%	—	100.0%
Net income (loss)	$1,565	$289	$1,968	$455	$(258)	$4,019
Net income (loss) attributable to WCR common shareholders	$1,552	$289	$1,968	$455	$(258)	$4,006

Six Months Ended June 30, 2016
Revenues	$7,174	$17,858	$24,754	$5,822	$—	$55,608
% of total revenue	12.9%	32.1%	44.5%	10.5%	—%	100.0%
Net income (loss)	$1,083	$454	$2,007	$574	$(353)	$3,765
Net income (loss) attributable to WCR common shareholders	$1,074	$454	$2,007	$574	$(353)	$3,756

Franchise

The table below summarizes the number of AlphaGraphics business centers owned and operated by franchisees during the six month periods ended June 30, 2017 and 2016:

	Beginning	New	Closed	Ending
2017
US Centers	256	2	(5)	253
International Centers	25	—	—	25
Total	281	2	(5)	278

2016
US Centers	254	6	(2)	258
International Centers	25	—	—	25
Total	279	6	(2)	283

Our U.S. franchisees reported approximate center sales for the six month periods ended June 30, 2017 and 2016 as follows:

	2017	2016
Total gross U.S. network-wide center sales	$137,505,000	$138,661,000

Our revenues in the Franchise segment for the six month periods ended June 30, 2017 and 2016 were $7.98 million versus $7.17 million, an increase of 11.3%. As discussed in the quarter over quarter analysis, the change in the royalty calculation fiscal year is the primary driver for the period over period increase. Segment net income period over period increased 45.4% to $1.57 million from $1.08 million in the prior year period.

Cellular Retail

A summary table of the number of Cricket cellular retail stores we operated during the six month periods ended June 30, 2017 and 2016 follows:

	2017	2016
Beginning	198	99
Acquired/ Launched	78	23
Closed	(8)	(6)
Ending	268	116

The increase in Cellular Retail segment revenues in the current six month period compared to the same period in the prior year is due to the 53 additional mature stores that we are operating under a store operating agreement which began in November 2016 plus operating approximately 100 additional locations which we have launched or taken over since the end of the prior year period. Effective July 1, 2017, we acquired a 70% ownership interest in the 53 locations under the management agreement, with seller retaining the remaining 30% percent interest.

Direct to Consumer

The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual revenue and net income in the months of March through May and December due to the seasonal products it sells. Revenues for the six month period ended June 30, 2017 were $24.03 million compares to $24.8 million for the comparable period in 2016.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the six month periods ended June 30, 2017 and 2016 follows:

	2017	2016
Beginning	41	47
Acquired/ Launched	—	—
Closed	—	(1)
Ending	41	46

Our Consumer Finance segment revenues decreased for the six month period ended June 30, 2017 compared to the six month period ended June 30, 2016 as a result of the store closings in South Dakota at the end of 2016. Revenue decreased 9.21% period over period while net income decreased 20.7%.

Corporate

Costs related to our Corporate segment were $0.26 million for the six month period ended June 30, 2017 compared to $0.35 million for the six month period ended June 30, 2016.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six Months Ended June 30,
	2017	2016
Cash flows provided (used) by:
Operating activities	$581,760	$3,747,234
Investing activities	(1,919,206)	(1,517,532)
Financing activities	(2,762,123)	(1,490,028)
Net decrease in cash	(4,099,569)	739,674
Cash, beginning of period	14,159,975	7,847,669
Cash, end of period	$10,060,406	$8,587,343

At June 30, 2017, we had cash of $10.06 million compared to cash of $8.59 million on June 30, 2016. Both comparable periods include cash flows utilized for growth in our Cellular Retail segment. In July of 2017, we reduced our outstanding credit facility balance by $1 million. We believe that our available cash, combined with expected cash flows from operations and available financing under credit facilities of approximately $6.26 million, will be sufficient to fund our scheduled debt repayments and the Cellular Retail segment anticipated capital expenditures through June 30, 2018.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2017.

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

As of June 30, 2017, our Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

Western Capital has entered into an Amended and Restated Employment Agreement with Angel Donchev, to be effective as of August 16, 2017, and under which Mr. Donchev will become the Company’s Chief Financial Officer. Mr. Donchev will also retain his current title and responsibilities as the Company’s Chief Investment Officer, a position he has held since February 2015. Also on August 16, 2017, Mr. Stephen Irlbeck will resign and relinquish his title as Chief Financial Officer and become the corporate Secretary of Western Capital and will continue to serve as the Chief Financial Officer of certain of Western Capital’s subsidiary entities.

Under the terms of the Amended and Restated Employment Agreement, Mr. Donchev will be paid an annual base salary of $300,000 and will be eligible to receive an annual performance-based cash bonus targeted to an amount of $135,000. In addition, Western Capital has agreed to accelerate the vesting of an issued and outstanding stock option held by Mr. Donchev and entitling him to purchase up to 65,000 shares of common stock at the per-share price of $6.00 through March 31, 2025. The Amended and Restated Employment Agreement contains other customary provisions, including a non-disclosure covenant binding Mr. Donchev, and a Company obligation to pay Mr. Donchev 12 months of base salary, as severance, in the event that the Company were to terminate Mr. Donchev’s employment without cause.

Prior to February 2015, Mr. Donchev had been employed by Blackstreet Capital Management, LLC, a Delaware limited liability company principally engaged in the management of private investments. Mr. Donchev joined Blackstreet Capital Management in 2005. Blackstreet Capital Management became an affiliate of Western Capital at the close of business on March 31, 2010 through the private purchase of a controlling interest in the capital stock of the Company.

Mr. Donchev currently serves as a director of AlphaGraphics, Inc. (a subsidiary of Western Capital). Prior to his experience with Blackstreet Capital Management, Mr. Donchev worked as a generalist in the Corporate Finance division of Stephens Inc., a middle-market investment bank, where he gained experience in a variety of M&A and public offering transactions. Mr. Donchev is a Harvard Business School alumnus and has a BBA in Business Honors and Finance from the McCombs School of Business at the University of Texas at Austin, where he graduated summa cum laude.

From March 2010 until September 2014, Mr. Donchev served as a director of Western Capital, having been appointed to that position in connection with the acquisition of voting control of the Company by WCR, LLC, an affiliate of Blackstreet Capital Management.

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

Dated: August 14, 2017	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Stephen Irlbeck
Stephen Irlbeck
Chief Financial Officer