Form 10-Q
period 2017-09-30
WESTERN CAPITAL RESOURCES, INC.
filed 2017-11-14
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2017, the registrant had outstanding 9,390,997 shares of common stock, $0.001 par value per share.

Western Capital Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2017	December 31, 2016
ASSETS

CURRENT ASSETS
Cash	$8,628,397	$14,159,975
Loans receivable (less allowance for losses of $784,000 and $1,036,000, respectively)	4,081,657	4,438,276
Accounts receivable (less allowance for doubtful accounts of $19,000 and $13,000, respectively)	994,966	696,657
Inventory, net	9,846,062	9,095,460
Prepaid income taxes	1,106,133	—
Prepaid expenses and other	4,164,032	3,399,433
Other current assets held for sale	1,509,914	1,348,061
TOTAL CURRENT ASSETS	30,331,161	33,137,862

NOTE RECEIVABLE	—	2,920,112

PROPERTY AND EQUIPMENT, net	11,586,783	9,409,234

GOODWILL	5,796,529	5,796,528

INTANGIBLE ASSETS, net	5,277,826	1,295,559

DEFERRED INCOME TAXES	263,000	518,000

OTHER	1,065,936	1,001,466

NONCURRENT ASSETS HELD FOR SALE	6,441,241	6,649,891

TOTAL ASSETS	$60,762,476	$60,728,652

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,613,642	$11,626,627
Other current liabilities	1,293,210	1,198,311
Income taxes payable	—	95,551
Note payable – short-term	74,831	55,819
Current portion long-term debt	1,780,000	1,780,000
Current portion capital lease obligations	46,485	46,400
Deferred revenue	1,044,198	1,173,660
Current liabilities held for sale	2,270,928	2,851,395
TOTAL CURRENT LIABILITIES	17,123,294	18,827,763

LONG-TERM LIABILITIES
Notes payable, net of current portion	6,014,885	8,681,545
Capital lease obligations, net of current portion	63,216	94,762
Long-term liabilities held for sale	2,363,924	2,436,080
TOTAL LONG-TERM LIABILITIES	8,442,025	11,212,387

TOTAL LIABILITIES	25,565,319	30,040,150

COMMITMENTS AND CONTINGENCIES (Note 14)

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value, 12,500,000 shares authorized, 9,390,997 and 9,497,871 shares issued and outstanding.	939	950
Additional paid-in capital	29,031,808	28,997,087
Retained earnings	4,481,291	1,643,996
TOTAL WESTERN SHAREHOLDERS’ EQUITY	33,514,038	30,642,033

NONCONTROLLING INTERESTS	1,683,119	46,469

TOTAL EQUITY	35,197,157	30,688,502

TOTAL LIABILITIES AND EQUITY	$60,762,476	$60,728,652

See notes to condensed consolidated financial statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
REVENUES
Sales and associated fees	$18,535,592	$13,066,705	$67,834,678	$52,146,348
Financing fees and interest	2,342,285	2,562,569	6,695,439	7,387,757
Other revenue	5,255,124	2,618,391	15,051,477	7,147,375
Total Revenues	26,133,001	18,247,665	89,581,594	66,681,480

COST OF REVENUES
Cost of sales	9,599,712	6,555,044	34,434,610	26,393,767
Provisions for loans receivable losses	326,998	444,689	815,313	1,176,174
Total Cost of Revenues	9,926,710	6,999,733	35,249,923	27,569,941

GROSS PROFIT	16,206,291	11,247,932	54,331,671	39,111,539

OPERATING EXPENSES
Salaries, wages and benefits	9,384,142	5,928,774	27,515,294	17,041,464
Occupancy	3,573,785	2,021,416	9,618,698	5,769,871
Advertising, marketing and development	998,433	983,487	5,117,015	5,021,984
Depreciation	438,822	282,633	1,114,513	797,192
Amortization	216,253	54,528	323,911	164,154
Other	2,469,726	1,954,320	7,878,396	5,978,859
Total Operating Expenses	17,081,161	11,225,158	51,567,827	34,773,524

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	(874,870)	22,774	2,763,844	4,338,015

OTHER INCOME (EXPENSES):
Interest income	346	955	131,985	2,964
Interest expense	(121,647)	(93,366)	(370,213)	(320,017)
Total Other Income (Expense)	(121,301)	(92,411)	(238,228)	(317,053)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(996,171)	(69,637)	2,525,616	4,020,962

PROVISION FOR INCOME TAXES FOR CONTINUING OPERATIONS	(386,000)	10,000	863,000	1,485,000

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(610,171)	(79,637)	1,662,616	2,535,962

LESS NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(99,865)	—	(99,865)	—

NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	(710,036)	(79,637)	1,562,751	2,535,962

DISCONTINUED OPERATIONS
Income from operations of discontinued operations	1,171,159	1,406,994	3,988,232	3,282,043
Provision for income taxes for discontinued operations	440,000	541,000	1,511,000	1,267,000
Income from discontinued operations	731,159	865,994	2,477,232	2,015,043
Less net income from discontinued operations attributable to noncontrolling interests	(4,925)	(6,004)	(17,446)	(14,742)
Net income from discontinued operations attributable to Western common shareholders	726,234	859,990	2,459,786	2,000,301
NET INCOME ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$16,198	$780,353	$4,022,537	$4,536,263

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
FROM CONTINUING OPERATIONS - Basic and diluted	$(0.08)	$(0.01)	$0.17	$0.27
FROM DISCONTINUED OPERATIONS - Basic and diluted	$0.08	$0.09	$0.26	$0.21
FROM CONTINUING AND DISCONTINUED OPERATIONS - Basic and diluted	$0.00	$0.08	$0.43	$0.48

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted from discontinued operations	9,390,997	9,497,608	9,418,009	9,497,559

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
OPERATING ACTIVITIES
Net Income	$1,662,616	$2,535,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation – continuing operations	1,114,513	797,192
Amortization – continuing operations	323,911	164,154
Share based compensation	34,721	49,263
Deferred income taxes	117,000	632,000
Loss on disposal of property and equipment	22,030	8,014
Changes in operating assets and liabilities:
Loans receivable	356,619	473,376
Accounts receivable	(298,309)	28,186
Inventory	(750,602)	(1,238,417)
Prepaid expenses and other assets	(1,746,082)	(620,529)
Accounts payable and accrued expenses	(891,043)	(1,898,140)
Deferred revenue and other current liabilities	(34,563)	(452,611)
Operating cash flows from discontinued operations	2,047,050	1,778,505
Net cash provided by operating activities	1,957,861	2,256,955

INVESTING ACTIVITIES
Purchase of property and equipment– continuing operations	(1,999,408)	(1,227,121)
Acquisition of stores, net of cash acquired	(188,325)	(588,241)
Advances on note receivable, net	(513,744)	—
Proceeds from disposal of property and equipment	16,959	109,350
Investing activities of discontinued operations	(30,023)	(17,594)
Net cash used by investing activities	(2,714,541)	(1,723,606)

FINANCING ACTIVITIES
Payments on notes payable – short-term	(63,303)	—
Advances (Payments) on line of credit, net	(998,426)	1,538,708
Advances on note payable – long-term	—	418,301
Payments on notes payable – long-term– continuing operations	(2,457,450)	(451,640)
Common stock redemption	(480,928)	—
Advances on capital lease	—	185,318
Payments on capital lease	(31,461)	(75,894)
Dividend paid	(704,325)	(474,914)
Financing activities of discontinued operations	(39,005)	(1,625,000)
Net cash used in financing activities	(4,774,898)	(485,121)

NET CHANGE IN CASH	(5,531,578)	48,228

CASH
Beginning of period	14,159,975	7,847,669
End of period	$8,628,397	$7,895,897

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$3,648,839	$3,103,162
Interest paid	$354,601	$550,231

Noncash investing and financing activities:
Note receivable balance applied to acquisition of stores (Note 11)	$3,433,856	$—
Financed acquisition of stores (Note 11)	$789,216	$—
Noncontrolling interest’s equity contribution in acquisition of stores (Note 11)	$1,550,724	$—
Long-term debt proceeds used to pay off debt and interest	$—	$3,021,699
Long-term debt proceeds used to pay prepaid financing costs	$—	$60,000

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

●	Franchise

○	AlphaGraphics, Inc. (AGI) (99.2% - disposed of October 3, 2017 – see notes 12, and 15) – franchisor of domestic and international AlphaGraphics Business Centers which specialize in the planning, production, and management of visual communications for businesses and individuals throughout the world.

●	Cellular Retail

○	PQH Wireless, Inc. (PQH) (100%) – operates cellular retail stores (280 as of September 30, 2017), as an exclusive dealer of the Cricket brand.

●	Direct to Consumer

○	J & P Park Acquisitions, Inc. (JPPA) (100%) – an online and direct marketing distribution retailer of live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins, and Wayside Gardens brand names as well as a wholesaler under the Park Wholesale brand.

○	Restorers Acquisition, Inc. (RAI) (100%) – an online and direct marketing distribution retailer of home improvement and restoration products operating under Van Dyke’s Restorers.

○	J & P Real Estate, LLC (JPRE) (100%) – owns real estate utilized as JPPA’s distribution and warehouse facility and the corporate offices of JPPA and RAI.

●	Consumer Finance

○	Wyoming Financial Lenders, Inc. (WFL) (100%) – owns and operates “payday” stores (40 as of September 30, 2017) in seven states (Colorado, Iowa, Kansas, Nebraska, North Dakota, Wisconsin and Wyoming) providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

○	Express Pawn, Inc. (EPI) (100%) – owns and operates retail pawn stores (three as of September 30, 2017) in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of primarily used merchandise.

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

Reclassifications

Certain Statements of Operations reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the three and nine month periods ended September 30, 2017.

In accordance with appropriate accounting rules, the Company has reclassified its previously reported financial results to exclude the results of the discontinued operations of the Franchise segment and these results are presented on a historical basis as a separate line in the Company’s condensed consolidated statements of operations and condensed consolidated balance sheets entitled “held for sale.”  Also in accordance with appropriate accounting rules, continuing corporate overhead costs previously allocated to discontinued operations has been reallocated to continuing operations. The notes to the condensed consolidated financial statements have been revised to reflect only the results of continuing operations, except where noted.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), related to recognition of lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that annual period, with early adoption permitted and to be applied using a modified retrospective approach. The Company is currently evaluating the impact the ASU will have on our financial condition, results of operations and consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), related to the measurement of credit losses on financial instruments. The standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. This ASU is effective for annual reporting periods beginning after December 15, 2018 and interim periods within that annual period, with early adoption permitted and the standard to be applied using a modified retrospective approach. The Company is currently evaluating the impact the ASU will have on our financial condition, results of operations and consolidated financial statements.

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

3.         Loans Receivable –

The Consumer Finance segment’s outstanding loans receivable aging was as follows:

September 30, 2017
	Payday	Installment	Pawn & Title	Total
Current	$3,348,335	$258,785	$317,367	$3,924,487
1-30	227,700	51,146	—	278,846
31-60	188,750	25,247	—	213,997
61-90	120,350	12,936	—	133,286
91-120	127,408	5,623	—	133,031
121-150	97,366	1,659	—	99,025
151-180	81,905	1,080	—	82,985
	4,191,814	356,476	317,367	4,865,657
Less Allowance	(695,000)	(89,000)	—	(784,000)
	$3,496,814	$267,476	$317,367	$4,081,657

December 31, 2016
	Payday	Installment	Pawn & Title	Total
Current	$3,683,603	$272,703	$284,460	$4,240,766
1-30	253,297	44,433	—	297,730
31-60	201,375	27,905	—	229,280
61-90	185,072	18,747	—	203,819
91-120	159,435	15,737	—	175,172
121-150	176,625	8,889	—	185,514
151-180	134,171	7,824	—	141,995
	4,793,578	396,238	284,460	5,474,276
Less Allowance	(953,000)	(83,000)	—	(1,036,000)
	$3,840,578	$313,238	$284,460	$4,438,276

4.         Loans Receivable Allowance –

A rollforward of the Consumer Finance segment’s loans receivable allowance is as follows:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Loans receivable allowance, beginning of period	$1,036,000	$1,177,000
Provision for loan losses charged to expense	815,313	1,605,867
Charge-offs, net	(1,067,313)	(1,746,867)
Loans receivable allowance, end of period	$784,000	$1,036,000

5.         Accounts Receivable –

A breakdown of accounts receivables for continuing operations by segment are as follows:

September 30, 2017
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$342,876	$657,868	$13,222	$1,013,966
Less allowance	—	(19,000)	—	(19,000)
Net account receivable	$342,876	$638,868	$13,222	$994,966

December 31, 2016
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$333,800	$363,426	$12,431	$709,657
Less allowance	—	(13,000)	—	(13,000)
Net account receivable	$333,800	$350,426	$12,431	$696,657

6.         Notes Payable – Long Term –

	September 30, 2017	December 31, 2016
Revolving credit facility (with a credit limit of $3,000,000) to a financial institution with monthly payments of interest only at LIBOR plus 3.5% (4.75% at September 30, 2017), secured by substantially all assets of the Company with stated guarantee amounts by subsidiaries, maturing April 21, 2018	$—	$998,426
Note payable to a financial institution with monthly principal payment of $58,333 plus interest at LIBOR plus 3.5% (4.75% at September 30, 2017), secured by substantially all assets of the Company with stated guarantee amounts by subsidiaries, maturing April 21, 2021	1,502,959	3,091,667
Note payable to a financial institution with monthly principal payment of $56,667 plus interest at LIBOR plus 3.5% (4.75% at September 30, 2017), secured by substantially all assets of the Company with stated guarantee amounts by subsidiaries, maturing December 1, 2021	2,831,264	3,400,000
Subsidiary note payable to a financial institution with monthly principal payment of $33,334 plus annual paydowns equal to JPRE’s net cash flow from operations due within 120 days of the calendar year end plus interest at LIBOR plus 3.5% (4.75% at September 30, 2017), secured by JPRE assets, maturing June 5, 2019 when remaining principal balance is due	2,671,446	2,971,452
Subsidiary note payable to seller with monthly interest payments only at 6%, maturing June 30, 2022	789,216	—
Total	7,794,885	10,461,545
Less current maturities	(1,780,000)	(1,780,000)
	$6,014,885	$8,681,545

At September 30, 2017 and December 31, 2016, approximately $7,666,000 and $4,510,000 of credit was available under the credit facilities, respectively.

7.         Equity –

In March 2017, the Company redeemed 106,874 shares of common stock for $480,928 in a private and unsolicited transaction.

8.         Cash Dividends –

Date declared	February 24, 2017
Record date	March 17, 2017
Date paid	March 24, 2017
Dividend per share of common stock	$0.025

Date declared	May 12, 2017
Record date	July 14, 2017
Date paid	July 24, 2017
Dividend per share of common stock	$0.025

Date declared	August 28, 2017
Record date	September 18, 2017
Date paid	September 29, 2017
Dividend per share of common stock	$0.025

9.         Other Operating Expense –

A breakout of other expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Bank fees	$379,245	$320,156	$1,484,460	$1,216,555
Collection costs	94,197	85,306	275,619	311,457
Insurance	260,419	174,699	757,690	502,025
Management and advisory fees	193,710	195,425	537,853	577,954
Professional and consulting fees	555,977	368,527	1,704,803	1,174,323
Supplies	341,808	222,745	1,080,325	555,099
Other	644,370	587,462	2,037,646	1,641,446
	$2,469,726	$1,954,320	$7,878,396	$5,978,859

10.       Segment Information –

Segment information related to the three and nine month periods ended September 30, 2017 and 2016 for continuing operations is presented below:

Three Months Ended September 30, 2017 (in thousands)

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$18,301	$4,983	$2,849	$—	$26,133
Net income (loss)	$(223)	$(462)	$326	$(251)	$(610)
Expenditures for segmented assets	$6,408	$139	$1	$7	$6,555

Three Months Ended September 30, 2016 (in thousands)

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$9,294	$5,945	$3,009	$—	$18,248
Net income (loss)	$72	$(325)	$391	$(218)	$(80)
Expenditures for segmented assets	$241	$50	$21	$—	$312

Nine Months Ended September 30, 2017 (in thousands)

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Discontinued Operations	Total

Revenue from external customers	$52,432	$29,014	$8,136	$—	$—	$89,582
Net income (loss)	$65	$1,507	$781	$(690)	$—	$1,663
Total segmented assets	$28,375	$13,462	$8,080	$2,162	$8,683	$60,762
Expenditures for segment assets	$7,612	$341	$1	$8	$—	$7,962

Nine Months Ended September 30, 2016 (in thousands)

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Discontinued Operations	Total

Revenue from external customers	$27,152	$30,699	$8,830	$—	$—	$66,681
Net income (loss)	$526	$1,682	$964	$(636)	$—	$2,536
Total segmented assets	$16,472	$14,723	$15,735	$413	$10,111	$57,454
Expenditures for segment assets	$1,688	$88	$39	$—	$—	$1,815

11.       Acquisition –

In 2016, PQH entered into an agreement to acquire 20 Cricket Wireless retail locations, with an option to purchase an additional 33 locations. The aggregate purchase price for all 53 locations was approximately $6,000,000, subject to reduction in the event that the seller exercised an option to retain a 30% ownership in the acquired business. From November 22, 2016 through June 30, 2017, PQH operated the store locations under a management agreement. Effective July 1, 2017, we consummated the acquisition transaction by acquiring a 70% interest in all 53 locations through a subsidiary of PQH, and the seller, upon exercising its option to retain a 30% ownership interest in the acquired business, contributed its interest to the subsidiary. As a result, PQH owns 70% of the newly formed subsidiary and the seller owns the remaining 30% of that subsidiary.

The provisional fair value of the purchase consideration together with the corresponding fair value of the contribution by noncontrolling interests was allocated to the net tangible assets acquired. We accounted for the acquisition of stores as the purchase of a business under GAAP under the acquisition method of accounting. The assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of our company. The fair value of the net assets acquired was approximately $6,000,000. The excess of the aggregate fair value over the net tangible assets has been treated as a gain on bargain purchase in accordance with ASC 805. The purchase price allocation was based, in part, on management’s knowledge of wireless retail business and is preliminary. Once we complete our analysis to finalize the purchase price allocation, which includes finalizing the valuation report, it is reasonably possible that, there could be significant changes to the preliminary values below. Under the purchase method of accounting, the assets acquired and liabilities assumed were recorded at their provisional fair values as of the purchase date as follows:

July 1, 2017
Inventory	$217,000
Property and equipment	1,332,000
Intangible assets	4,306,000
Other assets	103,000
Net assets acquired	$5,958,000

12.       Discontinued Operations –

On September 29, 2017, the Board of Directors of the Company authorized the Company to enter into a sale agreement (see Note 15) for 100% of its stock holdings of AGI, the sole business comprising the Company’s Franchise segment.

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations of the Franchise segment in the Condensed Consolidated Balance Sheets. The assets and liabilities have been reflected as held for sale in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, and consist of the following:

	September 30, 2017 (unaudited)	December 31, 2016 (unaudited)
OTHER CURRENT ASSETS:
Accounts receivable (less allowance for losses of $145,000 and $83,000, respectively)	$1,306,762	$1,020,210
Prepaid expenses and other	203,152	327,851
TOTAL OTHER CURRENT ASSETS	$1,509,914	$1,348,061

NONCURRENT ASSETS:
Property and equipment, net	$243,147	$287,386
Intangible assets, net	5,983,031	6,241,386
Other	215,063	121,119
TOTAL NONCURRENT ASSETS	$6,441,241	$6,649,891

CURRENT LIABILITIES
Accounts payable and accrued expenses	$841,097	$1,375,754
Other liabilities	1,142,999	1,044,061
Income taxes payable	—	170,262
Current portion capital lease obligations	—	7,620
Deferred revenue and other	286,832	253,698
TOTAL CURRENT LIABILITIES	$2,270,928	$2,851,395

LONG-TERM LIABILITIES
Deferred income taxes	$2,155,000	$2,293,000
Other	208,924	143,080
TOTAL LONG-TERM LIABILITIES	$2,363,924	$2,436,080

In accordance with the provisions of ASC 205-20, the Company has not included the results of operations of the Franchise segment in the results from continuing operations. The results of operations for this business have been reflected as discontinued operations in the unaudited Condensed Consolidated Statements of Operations for the nine month periods ended September 30, 2017 and 2016, and consist of the following:

	Nine Months Ended
	September 30, 2017 (unaudited)	September 30, 2016 (unaudited)

REVENUES	$12,298,655	$11,451,699

COST OF REVENUES	2,098,486	1,819,491

GROSS PROFIT	10,200,169	9,632,208

OPERATING EXPENSES:
Salaries, wages and benefits	3,194,025	3,426,127
Occupancy	140,428	179,518
Advertising, marketing and development	436,566	271,649
Depreciation	74,263	84,141
Amortization	258,356	258,356
Other	2,108,299	2,037,001
	6,211,937	6,256,792

OPERATING INCOME	3,988,232	3,375,416

INTEREST EXPENSE	—	(93,373)

INCOME BEFORE INCOME TAXES	3,988,232	3,282,043

PROVISION FOR INCOME TAXES	1,511,000	1,267,000

NET INCOME	2,477,232	2,015,043

Less net income attributable to noncontrolling interests	(17,446)	(14,742)

NET INCOME ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$2,459,786	$2,000,301

13.       Pro Forma –

As more fully disclosed in Notes 12 and 15 herein, the Company sold 100% of its stock holdings of AGI on October 3, 2017. The following table presents the unaudited results of continuing operations for the three and nine month periods ended September 30, 2017 and September 30, 2016 (in thousands, except for per share data) as if the disposition of the discontinued operations had been consummated at the beginning of 2016. The pro forma net income below excludes interest expense on debt required to be paid off at closing of the disposition transaction and related tax effect.  The pro forma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the disposition occurred at the beginning of the 2016 or the results which may occur in the future.

Three Months Ended September 30, 2017 (in thousands)

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue	$18,301	$4,983	$2,849	$—	$26,133
% of total revenue	70.0%	19.1%	10.9%	—%	100.0%
Net income	$(190)	$(462)	$326	$(251)	$(577)
Net income attributable to noncontrolling interests	$100	$—	$—	$—	$100
Net income attributable to Western common shareholders	$(290)	$(462)	$326	$(251)	$(677)
Earnings per share attributable to Western common shareholders – basic and diluted	$(0.031)	$(0.049)	$0.035	$(0.027)	$(0.072)

Three Months Ended September 30, 2016 (in thousands)
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue	$9,294	$5,945	$3,099	$—	$18,248
% of total revenue	50.9%	32.6%	16.5%	—%	100.0%
Net income	$95	$(325)	$391	$(218)	$(57)
Net income attributable to noncontrolling interests	$—	$—	$—	$—	$—
Net income attributable to Western common shareholders	$95	$(325)	$391	$(218)	$(57)
Earnings per share attributable to Western common shareholders – basic and diluted	$0.010	$(0.034)	$0.041	$(0.023)	$(0.006)

Nine Months Ended September 30, 2017 (in thousands)
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue	$52,432	$29,014	$8,136	$—	$89,582
% of total revenue	58.5%	32.4%	9.1%	—%	100.0%
Net income	$183	$1,507	$781	$(690)	$1,781
Net income attributable to noncontrolling interests	$100	$—	$—	$—	$100
Net income attributable to Western common shareholders	$83	$1,507	$781	$(690)	$1,681
Earnings per share attributable to Western common shareholders – basic and diluted	$0.009	$0.160	$0.083	$(0.073)	$0.179

Nine Months Ended September 30, 2016 (in thousands)
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue	$27,152	$30,699	$8,830	$—	$66,681
% of total revenue	40.7%	46.0%	13.3%	—%	100.0%
Net income	$565	$1,682	$964	$(636)	$2,575
Net income attributable to noncontrolling interests	$—	$—	$—	$—	$—
Net income attributable to Western common shareholders	$565	$1,682	$964	$(636)	$2,575
Earnings per share attributable to Western common shareholders – basic and diluted	$0.059	$0.177	$0.102	$(0.067)	$0.271

14.       Commitments and Contingencies –

Pursuant to the Company’s numerous employment agreements, bonuses of approximately $92,000 and $411,000 were accrued for the three and nine month periods ended September 30, 2017, respectively.

15.      Subsequent Events –

Sale of Franchise Segment

On October 2, 2017, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with U.S. Business Holdings, Inc. (the “Purchaser”), MBE WorldWide S.p.A. (as guarantor for the Purchaser), BC Alpha, LLC (“BCA”, a wholly owned subsidiary of BC Alpha Holdings II, LLC), and BC Alpha Holdings II, LLC (“BCAH”, a wholly owned subsidiary of the Company). Pursuant to the Agreement, BCA sold all of its shares of capital stock of AGI to the Purchaser. This sale, which closed on October 3, 2017, constitutes the sale of the Company’s franchise segment. The cash purchase price paid by the Purchaser pursuant to the Agreement was $61,500,000, subject to post-closing working capital adjustments. BCA, BCAH, the Company and the Purchaser also agreed to make a joint election under Section 338(h)(10) of the Internal Revenue Code, which treats the transaction as an asset purchase for tax purposes subject to satisfaction of applicable legal requirements.

Pursuant to the Agreement, the Company, BCA and BCAH made customary representations and warranties regarding AGI and its business, and agreed to certain covenants, including customary non-compete and no-solicit covenants related to the AGI business for a period of three years from the closing date. In addition, the Agreement requires the Company to indemnify the Purchaser for damages resulting from or arising out of any inaccuracy or breach of any representation, warranty or covenant of the Company, BCA or BCAH in the Agreement and for certain other matters. The Company’s indemnification obligations generally survive for 24 months following the closing. The Company’s maximum aggregate liability for indemnification claims for any such inaccuracies or breaches is generally limited to an indemnification escrow of $6,500,000, 50% of which (less any indemnification claims) is to be disbursed 12 months following the closing, with the remaining balance (less any indemnification claims) to be disbursed 24 months following the closing.

As a result of the transaction, the Company received approximately $49,000,000 in proceeds from the sale, after taking into account the impact of the estimated working capital and similar purchase price adjustments, the escrowing of $6,500,000 of sale proceeds, the payoff of the Company’s current balance on its Fifth Third acquisition credit facility of approximately $4,300,000, and the payoff of an aggregate amount of approximately $1,600,000 in transaction costs and pre-closing AGI liabilities related to the cancellation and redemption of securities at the AGI level that occurred prior to the transaction.

In connection with the transaction, the Company also entered into a Consent and Third Loan Modification Agreement (the “Modification Agreement”) with Fifth Third Bank, as lender (“Fifth Third”), which amended that certain Credit Agreement between the Company and Fifth Third, dated April 22, 2016, as amended (the “Credit Agreement”) to (i) release Fifth Third’s liens on the assets of AGI, BCA and BCAH, (ii) remove AGI, BCA and BCAH as guarantors of the Company’s obligations under the Credit Agreement, and (iii) release Fifth Third’s lien on the Company’s equity interests in BCAH.

Real Estate Debt Payoff

On October 12, 2017 the Company paid off the subsidiary note payable with Fifth Third which had a maturity date of June 5, 2019 and a balance of $2,638,112.

Risks Inherent in Our Consumer Finance Segment

In October 2017, the Consumer Financial Protection Bureau issued final rules affecting the payday lending industry and other market participants who make available certain kinds of high-interest loans. Those rules will generally require lenders to take steps to reasonably determine that borrowers will be able repay the loans according to their terms without needing to reborrow within the following 30 days. The rules also generally prohibit lenders from directly withdrawing payment from a borrower’s bank account after two prior consecutive attempted withdrawals have failed. Finally, the rules prohibit lenders from making loans to customers who have earlier taken out three “covered” loans (i.e., payday loans and certain other kinds of high-interest loans) within 30 days of each other until at least 30 days have passed from the date on which the last such covered loan is no longer outstanding. These rules will become effective on or about July 2019, and are expected to have a material impact on the industry.

We evaluated all events or transactions that occurred after September 30, 2017 up through the date we issued these financial statements. During this period we did not have any material subsequent events that impacted our financial statements other than those listed above.

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

On October 3, 2017 the Company sold 100% of its stock holdings of AlphaGraphics, Inc. (“AGI”), the sole business comprising the Company’s franchise segment, for an aggregate purchase price of $61,500,000 (subject to adjustment) and as more fully explained in Note 15 “Subsequent Events” of the notes to our condensed consolidated financial statements included in this report. AGI net income applicable to the Company’s shareholders for the nine-month period ended September 30, 2017 was $2.46 million, which represents 61.15% of the total net income applicable to the Company’s shareholders for the period.

We intend to use the net proceeds, after payment of income taxes and debt reduction, for future acquisitions.

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

Results of Operations – Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Net income attributable to our common shareholders was $0.02 million, or $0.00 per share (basic and diluted), for the quarter ended September 30, 2017, compared to net income of $0.78 million, or $0.08 per share (basic and diluted), for the quarter ended September 30, 2016. Net loss from continuing operations attributable to our common shareholders was $0.71 million, or ($0.08) per share (basic and diluted), for the quarter ended September 30, 2017, compared to net loss of $0.08 million, or ($0.01) per share (basic and diluted), for the quarter ended September 30, 2016. Net income from discontinued operations attributable to our common shareholders was $0.73 million, or $0.08 per share (basic and diluted), for the quarter ended September 30, 2017 compared to $0.86 million, or $0.09 per share (basic and diluted) for the quarter ended September 30, 2016.

We expect segment operating results and earnings per share to change throughout 2017 due, at least in part, to the seasonality of the Direct to Consumer and Cellular Retail segments, growth in the Cellular Retail segment, discontinued operations of our Franchise segment, and potential mergers and acquisitions activity.

Following is a discussion of operating results by segment.

The following table provides quarter-over-quarter revenues and net income attributable to WCR common shareholders by continuing operating segment (in thousands):

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Three Months Ended September 30, 2017
Revenues	$18,301	$4,983	$2,849	$—	$26,133
% of total revenue	70.0%	19.1%	10.9%	—%	100.0%
Net income (loss)	$(223)	$(462)	$326	$(251)	$(610)
Net income (loss) attributable to WCR common shareholders	$(323)	$(462)	$326	$(251)	$(710)

Three Months Ended September 30, 2016
Revenues	$9,294	$5,945	$3,009	$—	$18,248
% of total revenue	50.9%	32.6%	16.5%	—%	100.0%
Net income (loss)	$72	$(325)	$391	$(218)	$(80)
Net income (loss) attributable to WCR common shareholders	$72	$(325)	$391	$(218)	$(80)

Cellular Retail

A summary table of the number of Cricket cellular retail stores we operated during the quarter ended September 30, 2017 and 2016 follows:

	2017	2016
Beginning	268	116
Acquired/ Launched	15	10
Closed	(3)	—
Ending	280	126

The Cellular Retail segment revenues increase period over period is a result of operating significantly more stores period over period. Included in the growth in the number of locations are 53 mature stores we acquired a 70% ownership interest in effective July 1, 2017. We had previously operated these locations since November 22, 2016 under the management agreement. In addition to operating these additional mature locations, we also operated an additional 100 locations (net of closed locations), most of which were launched. While the launching of the new locations contributed to revenue growth, it also contributed to the decline in segment net income period over period.

Direct to Consumer

The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual revenue and net income in the months of March through May and December due to the seasonal products it sells. For the current quarter and comparable prior year period, the Direct to Consumer segment had net loss of ($0.46) million and ($0.33) million, respectively. Revenues for the three month period ended September 30, 2017 were $4.98 million compared to the comparable period in 2016 of $5.95 million.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the quarters ended September 30, 2017 and 2016 follows:

	2017	2016
Beginning	41	46
Acquired/ Launched	—	—
Closed	—	(1)
Ending	41	45

Our Consumer Finance segment revenues decreased for the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016 due to the closing of five locations in South Dakota at the end of 2016. Revenue decreased 5.32% period over period while net income decreased 16.62%.

Corporate

Costs related to our Corporate segment were $0.25 million for the quarter ended September 30, 2017 compared to $0.22 million for the quarter ended September 30, 2016. In accordance with authoritative guidance applicable to discontinued operations, prior year comparable Corporate costs have been increased from those reported in previously filed reports as a result of continuing corporate overhead previously allocated to discontinued operations being reallocated to corporate.

Results of Operations – Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net income attributable to our common shareholders was $4.02 million, or $0.43 per share (basic and diluted), for the nine-month period ended September 30, 2017, compared to net income of $4.54 million, or $0.48 per share (basic and diluted), for the nine-month period ended September 30, 2016. Net income from continuing operations attributable to our common shareholders was $1.56 million, or $0.17 per share (basic and diluted), for the nine-month period ended September 30, 2017, compared to net income of $2.54 million, or $0.27 per share (basic and diluted), for the nine-month period ended September 30, 2016. Net income from discontinued operations attributable to our common shareholders was $2.46 million, or $0.26 per share (basic and diluted), for the nine-month period ended September 30, 2017 compared to net income of $2.00 million, or $0.21 per share (basic and diluted) for the nine-month period ended September 30, 2016.

We expect segment operating results and earnings per share to change throughout 2017 due, at least in part, to the seasonality of the Direct to Consumer and Cellular Retail segments, growth in the Cellular Retail segment, discontinued operations of our Franchise segment, and potential mergers and acquisitions activity.

Following is a discussion of operating results by segment.

The following table provides period-over-period revenues and net income attributable to WCR common shareholders by continuing operating segment (in thousands):

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Nine Months Ended September 30, 2017
Revenues	$52,432	$29,014	$8,136	$—	$89,582
% of total revenue	58.5%	32.4%	9.1%	—%	100.0%
Net income (loss)	$65	$1,507	$781	$(690)	$1,663
Net income (loss) attributable to WCR common shareholders	$(35)	$1,507	$781	$(690)	$1,563

Nine Months Ended September 30, 2016
Revenues	$27,152	$30,699	$8,830	$—	$66,681
% of total revenue	40.7%	46.0%	13.3%	—%	100.0%
Net income (loss)	$526	$1,682	$964	$(636)	$2,536
Net income (loss) attributable to WCR common shareholders	$526	$1,682	$964	$(636)	$2,536

Cellular Retail

A summary table of the number of Cricket cellular retail stores we operated during the nine month periods ended September 30, 2017 and 2016 follows:

	2017	2016
Beginning	198	99
Acquired/ Launched	93	33
Closed	(11)	(6)
Ending	280	126

The increase in Cellular Retail segment revenues in the current nine month period compared to the same period in the prior year is due to operating approximately 154 additional locations during at least some portion of the comparable periods. Included in the increased location count are 53 locations we operated under a management agreement effective November 22, 2016 and subsequently acquired a 70% ownership interest in effective July 1, 2017.

Direct to Consumer

The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual revenue and net income in the months of March through May and December due to the seasonal products it sells. Revenues for the nine month period ended September 30, 2017 were $29.01 million compares to $30.70 million for the comparable period in 2016.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the nine month periods ended September 30, 2017 and 2016 follows:

	2017	2016
Beginning	41	47
Acquired/ Launched	—	—
Closed	—	(2)
Ending	41	45

Our Consumer Finance segment revenues decreased for the nine month period ended September 30, 2017 compared to the nine month period ended September 30, 2016 as a result of the store closings in South Dakota at the end of 2016. Revenue decreased 7.86% period over period while net income decreased 18.98%.

Corporate

Costs related to our Corporate segment were $0.69 million for the nine month period ended September 30, 2017 compared to $0.64 million for the nine month period ended September 30, 2016. As previously noted in this report, continuing corporate overhead costs previously allocated to the discontinued operations has been reallocated to corporate.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine Months Ended September 30,
	2017	2016
Cash flows provided (used) by:
Operating activities	$1,957,861	$2,256,955
Investing activities	(2,714,541)	(1,723,606)
Financing activities	(4,774,898)	(485,121)

Net decrease in cash	(5,531,578)	48,228
Cash, beginning of period	14,159,975	7,847,669
Cash, end of period	$8,628,397	$7,895,897

At September 30, 2017, we had cash of $8.63 million compared to cash of $7.90 million on September 30, 2016. Both comparable periods include cash flows utilized for growth in our Cellular Retail segment. In July of 2017, we reduced our outstanding credit facility balance by $1 million.

As previously noted, effective July 1, 2017 we closed on an acquisition of Cricket retail stores. Prior to closing, we advanced funds pursuant to a Note Receivable arrangement with the sellers. Advances made pre-closing were included in investing activities and at closing the Note Receivable balance was applied to the purchase price. Included in the amount applied, which is not included in cash flows from investing activities for the nine months ended September 30, 2017 was $2.92 million advanced in 2016. Amounts advanced in 2016 together with amounts advanced in 2017 and paid at closing totaled approximately $3.62 million.

As previously noted, on October 3, 2017 we sold all of our shares of capital stock of our discontinued franchise operations. The transaction resulted in $49 million of liquidity to the Company. Post-closing we extinguished an additional $2.7 million of debt. The balance of approximately $46 million will be used to pay an estimated $22 million of income taxes and for acquisitions.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2017.

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

As of September 30, 2017, our Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

On November 1, 2017, the Company entered into a Second Amended and Restated Management and Advisory Agreement with Blackstreet Capital Management, LLC, dated July 21, 2012, as earlier amended on each of October 1, 2014 and July 1, 2015. The amended and restated agreement eliminates the Company’s unilateral right to terminate the agreement in connection with a change in control of the Company. As a result, any termination of the amended and restated agreement in connection with a change in control of the Company will require the mutual consent of both the Company and Blackstreet Capital Management.

Item 6. Exhibits

Exhibit	Description

2.1	Purchase and Sale Agreement with U.S. Business Holdings, Inc. and MBE WorldWide S.p.A, dated effective as of October 2, 2017 (filed herewith).

10.1	Amended and Restated Employment Agreement with Angel Donchev, dated effective as of August 16, 2017 (filed herewith).

10.2	Second Amended and Restated Management and Advisory Agreement with Blackstreet Capital Management, LLC, dated effective as of November 1, 2017 (filed herewith).

10.3	Consent and Second Loan Modification Agreement with Fifth Third Bank, dated effective as of July 1, 2017 (filed herewith).

10.4	Consent and Third Loan Modification Agreement with Fifth Third Bank, dated effective as of October 3, 2017 (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Schema Document (filed herewith).

101.CAL	XBRL Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Definition Linkbase Document (filed herewith).

101.LAB	XBRL Label Linkbase Document (filed herewith).

101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2017	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Angel Donchev
Angel Donchev
Chief Financial Officer