Form 10-K
period 2017-12-31
WESTERN CAPITAL RESOURCES, INC.
filed 2018-03-29
CIK 1363958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017

 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days ☒  Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒  No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of June 30, 2017 was approximately $14,601,000 based on the closing sales price of $4.90 per share as reported on the OTCQB. As of March 29, 2018, there were 9,390,997 shares of our common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

Western Capital Resources, Inc.
Form 10-K

Table of Contents

PART I

ITEM 1    BUSINESS

OVERVIEW

Western Capital Resources, Inc. (“WCR” or “Western Capital”), a Delaware corporation originally incorporated in Minnesota in 2001 and reincorporated in Delaware in 2016, is a holding company having a controlling interest in subsidiaries operating in the following industries and operating segments:

Our “Cellular Retail” segment is comprised of an authorized Cricket Wireless dealer and involves the retail sale of cellular phones and accessories to consumers through our wholly owned subsidiary PQH Wireless, Inc. and its subsidiaries, one of which is 70% owned. Our “Direct to Consumer” segment consists of a wholly owned online and direct marketing distribution retailer of live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins and Wayside Gardens brand names and home improvement and restoration products operating as Van Dyke’s Restorers as well as a wholesaler under the Park Wholesale brand. Our “Consumer Finance” segment consists of retail financial services conducted through our wholly owned subsidiaries Wyoming Financial Lenders, Inc. and Express Pawn, Inc. Throughout this report, we collectively refer to WCR and its consolidated subsidiaries as “we,” the “Company,” and “us.”

RECENT EVENTS

Sale of Franchise Business

On October 2, 2017, the Company sold 100% of its stock holdings of AlphaGraphics, Inc. (“AGI”), the sole business comprising the Company’s franchise segment, for approximately $61,500,000 (subject to adjustment) and as more fully explained in Note 19 “Discontinued Operations” of the notes to our consolidated financial statements included in this report. All debt, with the exception of approximately $789,000 of long-term debt incurred in our 2017 acquisition of Cricket stores, as more fully explained in Note 18 “Acquisitions” of the notes to our consolidated financial statements included in this report, of approximately $6,980,000 has been paid off with proceeds from the sale. AGI net income applicable to the Company’s shareholders for the year, including the gain on sale, was $36.29 million. We intend to use the net proceeds, after payment of income taxes and the aforementioned debt reduction, for future acquisition activity.

Cellular Retail Growth

In 2017, we grew our Cellular Retail segment by opening 91 new locations and acquiring 7 others, ending 2017 with 278 locations open. As the industry undergoes changes, we are continually reviewing opportunities to take strategic action. On February 1, 2018, we exchanged stores with another Cricket dealer to concentrate our operations in some markets while exiting others. As a result of this transaction, we reduced our store count by 13. We also sold or transferred several other locations to other dealers in order to concentrate our focus and enhance overall results.

Direct to Consumer Realignment

We are realigning our direct to consumer distribution model from the partial use of an outsourced service provider to a fully integrated in-house fulfillment model. We believe that in addition to enhancing distribution performance, this will allow us to consolidate our customer service center which will enhance the experience of our end customers. We also merged our online and direct marketing distribution retailer Van Dykes Restorers, specializing in home improvement and restoration products, into its sister company J & P Park Acquisitions, Inc., also an online and direct marketing retailer. We believe these realignment strategies will result in decreased operational costs, a higher quality call center, and creation of new jobs qualifying for South Carolina tax credits.

Acquisitions

We are actively searching for acquisition opportunities. We are industry agnostic and target leaders in niche industries or geographies as well as opportunistic purchases of businesses that we believe we can improve operationally. We have a particular interest in companies facing succession dilemmas, corporate divestitures and businesses in out-of-favor industries. In addition, we seek to grow our subsidiaries through add-on acquisitions in the e-commerce, cellular retail and consumer finance segments. Our overall strategy continues to focus on building a diversified portfolio of strong cash flow generating businesses. Our financial strength, long-term view and operating expertise allow subsidiary companies to focus on growing and maximizing return on investment. We expect to be patient and move upon what we believe to be the right investment opportunities.

Dividend

In January 2018, our Board of Directors declared an increase of our dividend to $0.05 per share, which was paid in February 2018. Our dividends declared and paid in previous quarters have been at $0.025 per share.

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

We generate revenue in this business through retail sales of cellular phones, receipt of back-end compensation from Cricket, sales of phone accessories (e.g., cases, car chargers and bluetooth speakers), fees charged when a customer changes services (service activations and reactivations, adding lines, phone number changes, etc.), or whenever a customer whom we activated on the Cricket network pays his or her no-contract cellular bill.

A summary table of the number of cellular retail stores we operated during the periods ended December 31, 2017 and 2016 follows:

	2017	2016
Beginning	198	99
Acquired / Launched / Managed	98	108
Closed	(18)	(9)
Ending	278	198

Market Information and Marketing

Cricket Wireless service offers customers simple, no-contract, predictable and affordable nationwide flat rate wireless plans. Cricket Wireless customers have the added advantage of unlimited minutes, text and data access on the AT&T network.

No-contract cellular products and services were historically targeted primarily only to market segments that were underserved by traditional communications companies requiring credit approval, a contractual commitment from the subscriber for a period of at least one year, and often included overage charges for minute and data usage in excess of a specified limit. We believe that a large portion of the U.S. cellular market consists of customers who are price-sensitive and prefer not to enter into these fixed-term contracts. We believe that the Cricket Wireless cellular retail product and service offerings we offer appeal strongly not only to the underserved markets but to the greater U.S. cellular market as well and believe we are positioned to benefit as Cricket Wireless increases its subscribers.

Market Strategy

We believe that our business model is scalable and we can apply our operational protocols and administrative office functions to continue expanding our cellular retail business. We will continue to evaluate strategic and opportunistic acquisitions of existing Cricket dealerships and will actively close, dispose or consolidate locations that do not meet our operating criteria in order to streamline operations.

Products and Services

Our authorized Cricket retail stores offer the following products and services:

●	Cricket Wireless service plans, each designed to attract customers by offering simple, predictable and affordable talk, text and high-speed data services that are a competitive alternative to traditional wireless and wireline services (e.g., flat-rate and unlimited talk/text plans, without fixed-term contracts, early termination fees or credit checks);

●	Cricket Wireless plan upgrades, such as Cricket International unlimited text messages (SMS) from the U.S. to 38 countries, plus calls and messages from the U.S. to Mexico and Canada and roaming calls and texts (SMS only) to local numbers in Mexico and Canada and back to the U.S (included in all plans from $50 per month), Deezer (an independent music service on a no-contract basis), Cricket Protect and mobile hotspots; and

●	Cricket handsets and accessories.

When purchasing a phone, our customers have options among the latest in Apple, Android-based and Windows OS-based smartphones. Because there is no contract for the monthly service, customer phone purchases are paid in full at the time of purchase.

Seasonality

Our Cellular Retail segment operations are influenced by seasonal effects related to traditional retail selling periods and other factors affecting our target customer base. In particular, we generally expect sales activity to be highest in the first and fourth quarters. Nevertheless, our revenues can be strongly affected by the launch of new markets, new or improved products, promotional activity, the timing of federal tax-refunds and the actions of our competitors, any of which have the ability to offset or exacerbate the seasonality we normally experience.

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

Competition for the no-contract customers, the sub-industry in which we largely operate, is primarily among MetroPCS, Virgin Mobile and Boost Mobile, but also includes the traditional postpaid carriers that have introduced no-contract products. There is also competition with other no-contract phone service providers such as Straight Talk by Wal-Mart or Wal-Mart’s Family Mobile powered by T-Mobile, an increase of national retailers offering similar or identical products and services that we provide, such as Cricket phones sold at Game Stop and Wal-Mart, and an increase in mobile virtual network operator (“MVNO”) offerings.

Our Cricket store business also competes with other current or potential authorized Cricket Wireless dealers. The authorization to sell Cricket products and services is granted by Cricket Wireless, LLC, a wholly owned entity of Leap Wireless International, Inc. On March 13, 2014, Leap Wireless International was acquired by AT&T. Our ability to compete with other sellers of Cricket products and services will depend on the success with which we operate our stores.

DIRECT TO CONSUMER SEGMENT

General Description

Our direct to consumer segment is a direct marketer of roses, plants, seeds, holiday gifts and home restoration products. The business is composed of: 1) a multi-channel retailer of garden and living gift products; 2) a wholesale seed business; and 3) a multi-channel retailer of home hardware and restoration products. Our garden products brands are highly recognizable in the rose and garden space as both the Jackson & Perkins and Park Seed brands were founded more than 145 years ago.

Products and Services

Our direct to consumer segment sells product through catalogs and online under the following brands:

●	Jackson & Perkins, 147 years of history and is the most recognized brand of premium garden roses. Jackson and Perkins is one of the largest direct to consumer retailers of bare root roses in the United States, selling over 150 active varieties of bare root roses, of which 87 varieties are patented by Jackson and Perkins. In addition to bare root roses, we sell perennials, flower bulbs, outdoor living products as well as living holiday gifts plants. Holiday gifts include fresh evergreen wreathes, live decorative Christmas trees and holiday amaryllis;

●	Park Seed, 150 years in the business and one of America’s oldest and largest direct to consumer seed retailers. As a leader within the direct to consumer seed business, Park Seed sells over 2,500 premium vegetable and flower seed varieties, as well as various gardening supplies. The wholesale seed business sells seeds, plants and other horticultural products in larger quantities to small-medium sized growers, nurseries and garden centers. Plants and seeds sales are concentrated during the spring months;

●	Wayside Gardens, sells unique, hard to find high-end flowers, plants and gardening supplies to the master gardener. The Wayside Gardens customer is extremely selective, very knowledgeable, and seeks high quality plants. Approximately 60% of sales occur in the three months from March to May, during the spring planting season; and

●	Van Dyke’s, an online and catalog retailer with a vast assortment of vintage home restoration wood products, hardware and antique furniture, many of which are hard to find. Van Dyke’s focus is on hardware, decorative wood, home accents, knobs and pulls and kitchen, bath and other décor.

Seasonality

Demand for live goods and holiday products is cyclical in nature, sensitive to seasonal growing patterns, general weather conditions, holiday sales patterns and competitive influences. As such, the direct to consumer segment’s results of operations, financial condition and cash flows could fluctuate significantly from period to period. The majority of segment revenue is derived in three selling periods, spring, fall, and the December holiday season, while the summer season accounts for a small portion of sales.

Market Strategy

As a direct to consumer retailer, we focus our marketing spending on mail order catalogs, internet advertising, and traditional advertising mediums (i.e., public relations, magazines, social media, etc.). We are focused on niche markets and direct our advertising to repeat and new customers through internet marketing strategies.

Competition

In the retail garden business, within the bare root rose category, we compete against brick and mortar garden centers and nurseries (approximately 10,000 across the United States), as well as other online and mail-order retailers, including David Austin Roses and Regan Nursery. Across other plant categories, we compete against Gardens Alive and their portfolio of brands, and other competitors. Our biggest competitive advantages are our recognizable Jackson & Perkins brand name proprietary patented rose varieties and exclusive garden seed products. The most direct competitor for Wayside Gardens is White Flower Farms, which also focuses on high-end, premium plants.

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

We provide short-term consumer loans in amounts that typically range from $100 to $500 with the average loan amount, including fee, being approximately $421. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s post-dated personal check for the aggregate amount of the cash advance, plus a fee. The fee varies from state to state based on applicable regulations, and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed. To repay the cash advance loan, a customer may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection. Approximately 90% and 89% of our lending revenue in the Consumer Finance segment was derived from payday lending in 2017 and 2016, respectively. Payday lending revenue made up approximately 74% of our total revenue in the Consumer Finance segment in 2017 and 2016.

We offer short-term “installment” loans in Colorado and Wisconsin. Approximately 6% and 7% of our lending revenue in the Consumer Finance segment was derived from installment lending in 2017 and 2016. We provide our installment loan customers with cash in exchange for a promissory note with a maturity of generally six months. The fee and interest rate on installment loans vary based on applicable regulations. Like cash advance or payday loans, installment loans are unsecured.

We operate three pawn stores in our Consumer Finance segment. Our pawn stores provide collateralized non-recourse loans, commonly known as “pawn loans” with maturities of one to four months. Allowable service charges vary by state and loan size. The loan amount varies depending on our valuation of each item pawned. We generally lend from 30% to 55% of our estimate of the collateral’s resale value. Customers have the option to redeem the pawned merchandise during the term or at maturity, or else forfeit the merchandise to us on maturity. At our pawn stores we sell merchandise that was acquired through either customer forfeiture of pawn collateral, second-hand merchandise purchased from customers or consigned to us, or new merchandise purchased from vendors. Pawn store revenues made up approximately 17% and 16% of our total revenue in the Consumer Finance segment in 2017 and 2016, respectively.

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

In general, our lending process and standards are extraordinarily different from those used by banks. To our knowledge, banks typically order and carefully review credit reports on all loans, engage in extensive underwriting analysis, and will typically make independent verification of earnings history through phone calls, reviews of tax returns and other processes. As a result, we generally experience a higher default rate on our personal loans than banks do on their personal loans (see caption below, “Risks Associated with Our Loans—Default and Collection”). At December 31, 2017, we had an aggregate (of all loan types) of approximately:

●	$4.14 million in current outstanding loan principal, fees and interest due to us; and

●	$1.00 million of late loans (customers’ repayment checks presented as NSF within the last 180 days or installment loan balances not past the final installment due date with one or more payments delinquent).

A summary table of the number of Consumer Finance locations operated during the periods ended December 31, 2017 and 2016 follows:

	2017	2016
Beginning	41	47
Acquired / Launched	—	—
Closed	—	(6)
Ending	41	41

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

We also offer pawn loans in Nebraska and Iowa. Allowable service charges for pawn loans vary by state and loan size. Our pawn loans earn 24% per month and our average pawn loan amount typically ranges between $10 and $250, although may range as high as $2,000. The loan amount varies depending on our estimated value of each item pawned.

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

Extensions or “Rollovers” of Payday Loans

Most states prohibit payday lenders from extending or refinancing a payday loan. Nevertheless, one state in which we presently provide payday loans (North Dakota) permits a loan to be extended or “rolled over” once.

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

When a customer defaults on a loan, we engage in collection practices that include contacting the customer for repayment and the customer’s bank to determine whether funds are available to satisfy their personal post-dated check. If funds are available, we present the check to the bank for repayment and an official check from the bank is obtained to pay off the item. The costs involved in these initial collection efforts are minimal, involve some employee time and possibly a flat $15-30 bank fee to cover the cost of the cashier’s check. If funds are not available, we generally attempt to collect returned checks for up to 90 days (or up to 180 days in cases where a bank account is still active and the customer has not initiated a stop payment on the postdated check provided), principally through continued attempts to contact the customer. If our attempts remain unsuccessful after 90 (or 180) days, we generally assign the item to a collection agency. Assignment to a collection agency may cost us 30-40% of the amount eventually collected (if any) from the customer. Ordinarily, we do not recoup any costs of collection from our customers.

Historically, we collect approximately 58% of the amount of all returned checks, which results in approximately 2.69% of our total payday loan principal and fee volume being uncollectible. In 2017, we generated approximately 135,000 payday loan transactions.

Industry Information

According to a November 2016 study by the Center for Financial Services Innovation (“2016 Financially Underserved Market Size Study”) consumers spent approximately $3.6 billion on fees for single payment loan products from storefront payday lenders in 2015. This represented a decline over prior years and the trend was expected to continue going forward. According to the Community Financial Services Association of America (CFSA) website, industry analysts estimate that 19 million U.S. households use short-term payday advances and estimate that there are 20,600 payday advance locations across the United States, which extend approximately $38.5 billion in short-term credit to households experiencing cash-flow shortfalls. In addition to being a valuable source of credit for many consumers, the payday loan industry makes significant contributions to the U.S. and state economies employing more than 50,000 Americans who earn $2 billion in wages and generating more than $2.6 billion in federal, state, and local taxes. Industry trends indicate that there will likely be a net decrease in total payday lending stores over the next few years due to store closings resulting from a combination of regulatory or legal changes, regulatory pressures, a slowdown in new store growth, and general economic conditions.

Predatory Lending and Regulatory Concerns

In general, the payday lending industry suffers from the perception and widespread belief that payday lenders are by their nature, predatory lenders, offering loans to low income and poorly educated consumers at costs that are too high to be good for consumers. This perception and belief results in frequent efforts in the U.S. Congress and various state legislatures, often proposed by consumer advocacy groups and lobbyists for traditional financial institutions such as banks, to further regulate and restrict or prohibit payday lending outright. See “Item 1A – Risk Factors” for further information regarding regulatory risks.

We do not believe the payday lending is predatory, nor do we believe that our loans are too costly for consumers if they are judiciously obtained. In fact, we believe that bank overdraft fees by themselves are typically far more costly for consumers, and bouncing a check can often involve other negative consequences such as independent fees levied by the parties to whom a bad check is written, negative publicity, etc. In this regard, the FDIC released a November 2008 report called “Study of Bank Overdraft Programs.” The report indicates that the average amount obtained when bank customers overdraw their accounts is $60, and the average overdraft fee charged by the bank is $27. This equates to an APR of 1,173% and 587% for a two-week and four-week $60 bank “loan,” respectively. In sum, we believe that many of the bad perceptions about our industry are fueled primarily by:

●	the effects of our loans on consumers who do not judiciously obtain payday loans;

●	a lack of genuine understanding about the choices faced by low and middle-income people facing a critical cash shortage; and

●	anti-payday lending lobbying campaigns often funded by traditional financial institutions, such as banks and credit unions, that would economically benefit from the elimination of payday lending.

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

We also believe that customer service is critical to developing loyalty. In our industry, we believe that quality customer service means:

●	assisting with the loan application process and helping our customers understand the loan terms;

●	treating customers respectfully; and

●	processing transactions with accuracy, efficiency and speed.

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

Effect of General Economic Conditions on our Consumer Finance Segment

Our business has experienced fluctuating changes in our provision for loan losses in recent years. For example, our provision for loan losses as a percentage of payday, installment and pawn loan revenue was 12.3% for 2017 and 16.3% in 2016. We are uncertain how the current economic conditions will affect demand for our services or our loan losses for 2018.

Credit and financing available to us and our industry has been negatively impacted by recent federal and state legislation and regulation, including the overall negative perception associated with payday lending. For example, we are aware of federal and state regulatory pressures being exerted on our banking relationships due to the negative perception about payday lending. For more information, see “Regulation - Regulation of Consumer Financing Activities” below.

REGULATION

We are subject to regulation by federal, state and local governments that affect the products and services we provide. Generally, these regulations are designed to protect consumers who use our services and are not designed to protect our shareholders.

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

During the last few years, legislation has been introduced and passed in the U.S. Congress and in certain state legislatures proposing or effecting various restrictions or an outright prohibition on payday lending. Currently, state laws in Arizona, Montana, Oregon, South Dakota and Georgia have effectively eliminated the ability to conduct payday lending in those states. In 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which consolidated most federal regulation of financial services offered to consumers, and replaced the Office of Thrift Supervision’s seat on the FDIC Board. Almost all credit providers, including mortgage lenders, providers of payday loans, other nonbank financial companies, and banks and credit unions with assets over $10 billion, are subject to regulations and oversight by the Consumer Financial Protection Bureau (“CFPB”). While the CFPB does not have authority to make rules limiting interest rates or fees charged, the scope and extent of its authority is broad enough to impose limits on rollovers and extensions of payday loans, as well as compliance with federal rules and regulations.

After several years of research, debate, and public hearings, in October 2017 the CFPB issued new rules for payday lending. The proposed rules, scheduled to go into effect in August 2019, would impose significant restrictions on the industry, and it is expected that a large number of lenders would be forced to close their stores. The CFPB’s studies projected a reduction in the number of lenders by 50%, while industry studies forecast a much higher attrition rate. Included in the new rules are requirements for vetting borrowers (i.e., obtaining a credit report and performing basic underwriting procedures), limits on the number of loans a consumer could obtain in a 12-month period, limiting to two the number of times a consumer’s check may be presented to the consumer’s bank for payment, and provisions requiring paydowns by the consumer on successive loans. However, in January 2018, the CFPB issued a statement that it intends to “reconsider” the regulation. At this time it is uncertain whether the rule will be implemented as announced, rewritten with more favorable terms for the industry, or thrown out altogether. If the rule is implemented as written, it could have a significant and negative impact on business conducted within our Consumer Finance segment.

In addition, our Consumer Finance segment activities are subject to the following federal consumer laws and regulations:

●	Unfair, Deceptive or Abusive Acts or Practices (UDAAP)

●	Fair Debt Collections Practice Act (FDCPA)

●	Consumer Compliant Management

●	Electronic Fund Transfer Act (EFTA) (Reg. E)

●	Fair Credit Reporting Act (FCRA)

●	Service Members Civil Relief Act

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

We regularly receive and store information about our customers, vendors and other third parties. We have programs in place to detect, contain, and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third parties or through open source solutions may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our team members, contractors, and vendors.

EMPLOYEES

At December 31, 2017, we had approximately 1,100 employees. We believe our relationship with our employees is good, and we have not suffered any work stoppages or labor disputes. We do not have any employees that operate under collective-bargaining agreements.

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

Our long-term growth strategy includes acquisitions. We may not successfully execute this strategy. An acquisition strategy includes numerous risks, including, among others, the risk that our financial projections relating to our acquisitions may turn out to be incorrect and our investment may fail to positively impact our results and growth as anticipated (and may in fact negatively impact our results), the risk of unexpected or unidentified issues not discovered in the due diligence process which could harm our financial condition, and the need for substantial additional capital which may result in dilution to our shareholders.

Acquisitions and strategic investments made wholly or partly on the basis of our issuance of securities to the target companies, or acquisitions made with cash that is obtained from outside investors or lenders, will result in dilution to our shareholders.

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

Unpredictability in financing and other markets could impair our ability to grow our business through acquisitions

We anticipate that opportunities to acquire businesses will materially depend on the availability of financing alternatives with acceptable terms as well as acceptable market valuations of prospective acquisitions. As a result, poor credit and other market conditions, mergers and acquisitions market valuations, any uncertainty in the financing markets, or the adverse regulatory pressures of being involved in the payday lending business in particular, could materially limit our ability to grow through acquisitions since such conditions and uncertainty make obtaining financing and finding attractive opportunities more difficult and more expensive.

Our controlling shareholder possesses controlling voting power with respect to our common stock, which will limit other shareholders’ influence on corporate matters.

Our controlling shareholders, WCR, LLC and BC Alpha Holdings I, LLC, which are under common control (see Item 12), had beneficial ownership of approximately 59.61% of our common stock as of December 31, 2017. As a result, the controlling shareholders have the ability to outright control our affairs through the election and removal of our entire Board of Directors and all other matters requiring shareholder approval, including a future merger or consolidation of the Company, or a sale of all or substantially all of our assets. This concentrated control limits the Company’s public float and could discourage others from initiating any such potential merger, consolidation or sale or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

Our certificate of incorporation grants our Board of Directors the power to issue additional shares of common and preferred stock and to designate other classes of preferred stock, all without shareholder approval.

Our authorized capital consists of 12.5 million shares of capital stock. Pursuant to authority granted by our certificate of incorporation, our Board of Directors, without any action by our shareholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided they are consistent with Delaware law. The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our common shares. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock. Furthermore, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute our book value per share.

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

In general, there has been minimal trading volume in our common stock. During 2017, the average daily trading volume (based on trade volume as reported by OTC Markets) was approximately 699 shares. The small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, small trading volumes are generally understood to depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

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

As of December 31, 2017, 10.3% of our assets consisted of goodwill and other intangible assets. Under generally accepted accounting principles, the carrying value of goodwill is subject to periodic review and testing to determine if it is impaired. The value of our assets will depend on market conditions, regulatory environment, the availability of buyers and similar factors. While the value of these assets is based on management projections and assumptions and is determined by using the discounted cash flow method for purposes of our impairment testing, those values may differ from what could ultimately be realized by us in a sales transaction or otherwise and that difference, while not affecting cash flow, could have a material adverse impact on our operating results and financial position.

Industry Risks

The payday loan industry is highly regulated under federal, state and local laws and regulations. Changes in federal, state or local laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations, could negatively affect our business.

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

From a federal standpoint, anti-payday loan legislation has occasionally been introduced in the U.S. Congress. Over the past several years, consumer advocacy groups and certain media reports have advocated governmental and regulatory action to prohibit or severely restrict sub-prime lending activities such as those we conduct. As outlined under “BUSINESS – REGULATION – Regulation of Consumer Financing Activities,” the CFPB released their final rule in October 2017 but announced in January 2018 that it is reconsidering the rule. If implemented in substantially its present form, the rule may put in question the viability of the entire industry and result in mass store closures.

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

Litigation and regulatory actions directed toward the consumer finance industry or our Company could adversely affect our operating results, particularly in certain key states.

During the last few years, the consumer finance industry has been subject to regulatory proceedings, class action lawsuits and other litigation regarding the offering of payday loans, and we could suffer losses resulting from interpretations of state laws in those lawsuits or regulatory proceedings, even if we are not a party to those proceedings. The losses we could suffer could be directly incurred through our involvement in litigation or regulatory proceedings, or could be indirectly incurred through negative publicity regarding the industry in general that is generated by litigation on regulatory proceedings involving third parties.

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

The cellular retail industry also faces competition from other communications and technology companies seeking to capture customer revenue and brand dominance with respect to the provision of cellular accessories and services. For example, Apple Inc. packages software applications and content with its handsets, and Google Inc. has developed and deployed an operating system and related applications for mobile devices.

Free shipping pressure in the e-commerce industry could decrease our direct to consumer segment’s revenues and profitability.

The abundance of fee shipping offers from Amazon.com and other online retailers is putting pressure on our Direct to Consumer segment shipping revenues, currently representing 14% of Direct to Consumer revenues. If market forces lead to the elimination of this revenue stream, it may be difficult for the Direct to Consumer segment to make up that lost revenue.

General economic conditions affect our loan losses, and accordingly, our results of operations could be adversely affected by a general economic slowdown or other negative economic conditions such as high unemployment.

Provision for loan losses, net of recoveries, is one of our largest operating expenses, constituting approximately 12% of our loan fee revenues for the year ended December 31, 2017, with payday loan losses comprising most of the losses. Any changes in economic factors that adversely affect our customers, such as an economic downturn or high unemployment, could result in higher loan loss experiences than anticipated, which could in turn adversely affect our loan charge-offs and operating results.

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

In addition, a sudden or sustained deterioration in the economy could cause worsening performance of our pawn loans and in consumer demand for and resale value of pre-owned merchandise that we sell in our stores. This, in turn, could reduce the amount that we could effectively lend on an item of collateral. Such reductions could adversely affect pawn loan balances, pawn loan redemption rates, inventory balances, revenues and gross profit margins.

Company Risks

The concentration of our Consumer Finance revenues in certain states could adversely affect us.

We currently provide payday lending services in seven states. For the year ended December 31, 2017, Consumer Finance revenues from our locations in Nebraska represented approximately 36.8% of our total Consumer Finance segment revenues. For the foreseeable future, we expect that a material portion of our Consumer Finance revenues will continue to be generated in Nebraska. In addition, for the year ended December 31, 2017, Consumer Finance revenues from our North Dakota, Iowa and Wyoming stores represented approximately 23%, 16% and 13% of our total Consumer Finance revenues, respectively. Changes to prevailing economic, demographic, competitive, regulatory or any other conditions, including the legislative, regulatory or litigation risks mentioned above, in the markets in which we operate, and in Nebraska in particular, could lead to a reduction in demand for our services and result in a decline in our revenues or an increase in our provision for doubtful accounts, or even an outright legal prohibition on the conduct of our business. In this regard, we are aware of pending legislation in Nebraska that is aimed at eliminating payday lending in that state and permitting short-term loans in the nature of installment loans. Any of these outcomes could in turn result in a material and swift deterioration of our Consumer Finance segment financial condition principally by impairing its revenues and affecting its ability to obtain financing and operating liquidity, its operating results and its business prospects.

If estimates of our loan losses are not adequate to absorb actual losses, our financial condition and results of operations may be adversely affected.

We maintain an allowance for loan losses at levels to cover the estimated incurred losses in the collection of our payday and installment loan portfolios outstanding at the end of each applicable period. At the end of each period, management considers recent collection history to develop expected loss rates, which are used to establish the allowance for loan losses. Our allowance for loan losses was $0.83 million on December 31, 2017. Our allowance for loan losses is an estimate, and if actual loan losses are materially greater than our allowance for losses, our financial condition and results of operations could be adversely affected.

We face substantial risk through reliance on a single wireless retail carrier.

We operate our Cellular Retail segment exclusively as an authorized dealer for Cricket, which means that this segment of our operations is entirely dependent upon continued operations as a Cricket dealer under our dealer agreement with Cricket Wireless, the commitment of Cricket Wireless to advertise and offer competitive product and service offerings in our markets, and the health of our relationship with Cricket Wireless. If Cricket Wireless were to change certain aspects of its dealer arrangements, including items such as pricing, product supply, credit terms and dealer compensation structure (all of which are primarily determined by Cricket Wireless) in a manner that is adverse to us, our margins and results of operations would likely suffer. In addition, if Cricket Wireless were to begin growing its relationship with other operators, or were to embark upon an effort to significantly grow corporate-owned locations, our prospects for growth in this segment would suffer.

Risk of wireless retail operating losses from stores opened in 2016 and 2017 and resulting cash burn.

In 2016 and 2017 we received substantial incentives from Cricket Wireless to support our commitment to open 150 locations which mitigated some of the losses associated with these new stores. We do not anticipate receiving similar incentives in the future and it is unclear if we will be able to reduce the cash burn of these newly opened stores.

Managing our inventory is complex and may include write-downs of excess or obsolete inventory.

Managing our inventory, across our segments, is complicated by a number of factors, including the need to maintain a significant inventory of finished goods to support our cellular retail locations and online orders for our products that we anticipate but may not be received. These issues may cause us to purchase and maintain significant amounts of inventory. If this inventory is not used as expected based on anticipated requirements, it may become excess or obsolete. The existence of excess or obsolete inventory can result in sales price reductions or inventory write-downs, which could adversely affect our business and results of operations.

Outside factors may affect our ability to obtain product and fulfill orders in our direct to consumer segment.

In our Direct to Consumer segment we have an agreement with a third party wholesale grower that is in effect until 2019. Although we have taken steps to diversify to two other vendors, the existing grower that maintains the research crop is owned by a company which operates several direct to consumer entities that compete with us directly. Disruptions, whether caused by the third party wholesaler, weather or other environmental or climate influences could limit the supply of product we rely upon to fulfill orders.

Transition from our former fulfillment provider to in-house could affect our ability to fulfill orders in our home restoration division of our direct to consumer segment.

Failure to properly transition our Van Dyke’s former third-party fulfilment provider to in-house operations may result in lost sales revenue and customers. Failure to properly transition inventory receiving, storing, periodic cycle counts, pick, pack and shipping customer orders, order taking, processing of customer payments, personalization, customer services, and order processing could adversely affect our business and results of operations.

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

A significant disruption in our computer systems and our inability to adequately maintain and update those systems could adversely affect our operations and our ability to maintain guest confidence.

We rely extensively on our computer systems to manage our businesses. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses, malicious attacks, security breaches, and catastrophic events. If our systems are damaged or fail to function properly or reliably, we may incur substantial repair or replacement costs, experience data loss or theft and impediments to our ability to manage inventories or process guest transactions, engage in additional promotional activities to retain our guests, and encounter lost guest confidence, which could adversely affect our results of operations.

We regularly invest to maintain and update our computer systems. Implementing significant system changes increases the risk of computer system disruption. The potential problems and interruptions associated with implementing technology initiatives, as well as providing training and support for those initiatives, could disrupt or reduce our operational efficiency, and could negatively impact guest experience and guest confidence.

If our efforts to protect the security of information about our customers, vendors and other third parties are unsuccessful, we may face costly government enforcement actions and private litigation, and our sales and reputation could suffer.

We regularly receive and store information about our customers, vendors and other third parties. We have programs in place to detect, contain, and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third parties or through open source solutions may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our team members, contractors, and vendors.

If we, our vendors, or other third parties with whom we do business experience additional significant data security breaches or fail to detect and appropriately respond to significant data security breaches, we could be exposed to government enforcement actions or private litigation. In addition, our customers could lose confidence in our ability to protect their information, which could cause them to no longer purchase our products or use our services.

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

Our Direct to Consumer segment, acquired on July 1, 2015, owns 100-acre property with a 382,790 sq. ft. facility in Greenwood, South Carolina. This facility is utilized as J & P Park Acquisitions, Inc.’s (“JPPA”) distribution and warehouse facility and the corporate offices of JPPA and Restorers Acquisition, Inc. (“RAI”). This facility will also be utilized as the distribution and warehouse facility for Van Dykes Restorers beginning in 2018. The real estate is not encumbered as of December 31, 2017.

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

The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2017 and 2016. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

Market Bid Price (high/low)
For the Fiscal Year	2017	2016
First Quarter	$4.80 – 2.51	$2.95 – 2.25
Second Quarter	$5.01 – 3.56	$7.00 – 2.47
Third Quarter	$4.76 – 4.11	$5.25 – 3.00
Fourth Quarter	$8.01 – 4.61	$5.00 – 4.35

HOLDERS

As of the date of this report, we had 9,390,997 shares of common stock outstanding held by approximately 275 holders of record.

DIVIDENDS

Holders of our common stock are entitled to share pro rata in dividends and distributions with respect to the common stock when, as and if declared by our Board of Directors out of funds legally available therefor. In each of June, September and December 2016 and March, July, September and December 2017, we paid dividends of 2.5 cents per common share. In February 2018 we paid a dividend of 5.0 cents per common share.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The table below sets forth certain information, as of the close of business on December 31, 2017, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	65,000	6.00	35,000	(1)
Equity compensation plans not approved by securityholders	None	n/a	None

(1)	In February 2015, our Board of Directors adopted the 2015 Stock Incentive Plan. The 2015 Stock Incentive Plan was approved by our shareholders on January 20, 2016. Refer to Note 15 “Equity” of the notes to our consolidated financial statements included in this report for additional information. We are not required by applicable state law or the listing standards of any self-regulatory organization or quotation service (e.g., the OTC Markets, NASD, AMEX or NYSE) to obtain the approval of our security holders prior to issuing any compensatory options, warrants or other rights to purchase our securities.

Certain managers of our subsidiaries have options issued for subsidiary stock, which if exercised will dilute parent’s ownership in those subsidiaries.

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

OVERVIEW

In 2017, we sold our Franchise segment for an after tax gain of approximately $34.5 million. We intend to re-invest the net proceeds and are actively searching for investment opportunities.

Our growth focus was in the Wireless Retail segment. We began the year operating 198 Cricket retail locations and closed out the year operating 278. The growth came from a combination of launching new locations and acquiring existing stores from other Cricket dealers. This growth was a continuation of our 2016 efforts where we added a net of 99 store locations.

Excluding discontinued operations, our net income to shareholders in 2017 was $1.39 million compared to a loss in 2016 of ($1.29) million and revenues increased from $94 million in 2016 to $122 million in 2017.

RESULTS OF OPERATIONS:

YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED DECEMBER 31, 2016

Net income (loss) for continuing operations attributable to our common shareholders was $1.39 million, or $0.15 per share, in 2017 compared to ($1.29) million, or ($0.14) per share, in 2016. Our 2017 earnings per share from discontinued operations was $3.85 compared to $0.29 in 2016.

The following table provides year-over-year revenues and net income attributable to WCR common shareholders by continuing operating segment (in thousands):

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Year Ended December 31, 2017
Revenue	$69,547	$40,993	$10,981	$—	$121,521
% of total revenue	57.2%	33.7%	9.1%	—%	100.0%
Net income (loss)	$(57)	$1,837	$779	$(886)	$1,673
Net income (loss) attributable to noncontrolling interests	$286	$—	$—	$—	$286
Net income (loss) attributable to WCR common shareholders	$(343)	$1,837	$779	$(886)	$1,387

Year Ended December 31, 2016
Revenue	$39,236	$42,914	$11,843	$—	$93,993
% of total revenue	41.7%	45.7%	12.6%	—%	100.0%
Net income (loss)	$717	$2,245	$(3,318)	$(932)	$(1,288)
Net income (loss) attributable to noncontrolling interests	$—	$—	$—	$—	$—
Net income (loss) attributable to WCR common shareholders	$717	$2,245	$(3,318)	$(932)	$(1,288)

Cellular Retail

The following table summarizes our Cellular Retail segment operating results:

	Year Ended December 31, (in thousands)		2017 % of	2016 % of
	2017	2016	Revenues	Revenues
Revenues:
Retail sales and associated fees	$50,268	$30,003	72.3%	76.5%
Other revenue	19,279	9,233	27.7%	23.5%
	69,547	39,236	100.0%	100.0%
Cost of revenues	25,846	15,238	37.2%	38.9%
Gross profit	43,701	23,998	62.8%	61.1%

Salaries, wages and benefits expense	25,008	13,015	36.0%	33.2%
Occupancy expense	10,856	5,734	15.6%	14.6%
Depreciation and amortization expense	1,811	786	2.6%	2.0%
Interest expense	171	161	0.2%	0.4%
Other expense	6,322	3,102	9.1%	7.9%
Provision for income taxes	(410)	483	(0.6)%	1.2%
	43,758	23,281	62.9%	59.3%
Net (loss) income	$(57)	$717	(0.1)%	1.8%

Segment contribution to net income (loss) before noncontrolling interests was ($0.06) million and $0.72 million for the year 2017 and 2016, respectively. Throughout 2016 and 2017 we opened 132 new locations and acquired another 15 that had recently opened. With the launch of a new location, we incur operating costs similar to a “mature” location, yet revenues ramp up gradually over time, resulting in losses. As evidenced above, the magnitude of the new store launch growth initiative has impacted both our revenue and operating results.

Year-over-year net income (loss) in the Cellular Retail segment decreased $0.77 million, or 107.9%, to ($0.06) million. This decrease is due primarily to losses related to our expansion initiative.

Other revenue in this segment includes customer paid fees, compensation received from Cricket that is based on Cricket customer payments of their monthly service fees and development compensation received from Cricket. The growing customer base on which we received compensation from Cricket, which is tied to our growth, as well as non-recurring expansion incentive compensation from Cricket Wireless, are contributing factors to the year over year increase.

Cost of revenues as a percentage of retail merchandise sales and associated fees increased from 50.8% in 2016 to 51.4% in 2017, an increase of 60 bps. We have increased our offering of discounts in 2017 compared to 2016 to entice new customer sales, the benefit of which we hope to see long-term in other revenue.

Our two most significant operating expense categories for this segment are salaries, wages and benefits and occupancy expenses. Salaries, wages and benefits expense increased 92.1% from 2016 due to the additional stores operated. Stated as a percentage of Cellular Retail revenues, salaries, wages and benefits expense was 36.0% and 33.2% for the year 2017 and 2016, respectively. Occupancy expenses, which include base rents, additional rents (common area maintenance, insurance and real estate taxes assessed operating per lease agreements), telephone, utility and repair and maintenance expenses, were 15.6% and 14.6% of Cellular Retail revenues for the year 2017 and 2016, respectively. These percentage increases are related to the growth in locations operated where costs related to an expansion store are similar to a mature store but revenues are in a ramp-up mode.

Direct to Consumer

The following table summarizes our actual Direct to Consumer segment operating results:

	Year Ended December 31, (in thousands)		2017 % of	2016 % of
	2017	2016	Revenues	Revenues
Revenues:
Sales	$40,864	$42,730	99.7%	99.6%
Other revenue	129	184	0.3%	0.4%
	40,993	42,914	100.0%	100.0%
Cost of revenues	20,988	21,473	51.2%	50.0%
Gross profit	20,005	21,441	48.8%	50.0%

Salaries, wages and benefits expense	5,968	6,297	14.6%	14.7%
Occupancy expense	772	860	1.9%	2.0%
Depreciation and amortization expense	453	428	1.1%	1.0%
Interest expense	132	150	0.3%	0.4%
Other expense	10,176	10,264	24.8%	23.9%
Provision for income taxes	667	1,197	1.6%	2.8%
	18,168	19,196	44.3%	44.8%
Net income	$1,837	$2,245	4.5%	5.2%

The Direct to Consumer segment contributed $1.84 million of net income for the year ended December 31, 2017 compared to $2.25 million for the year ended December 31, 2016. In 2017, we faced challenges with our 3PL provider and began the process of moving all operations, including inventory receiving, storing, periodic cycle counts, pick, pack and shipment of customer orders, order taking, processing of customer payments, personalization, customer services, and order processing, to our facility in South Carolina. The home improvement and restoration division experienced a 12.8% reduction in revenue year over year and a corresponding reduction to net income of $0.33 million.

Consumer Finance

The following table summarizes our Consumer Finance segment operating results:

	Year Ended December 31, (in thousands)		2017 % of	2016 % of
	2017	2016	Revenues	Revenues
Revenues:
Retail sales	$1,459	$1,481	13.3%	12.5%
Financing fees and interest	9,101	9,882	82.9%	83.4%
Other revenue	421	480	3.8%	4.1%
	10,981	11,843	100.0%	100.0%
Cost of revenues	2,029	2,497	18.5%	21.1%
Gross profit	8,952	9,346	81.5%	78.9%

Salaries, wages and benefits expense	3,663	3,868	33.3%	32.7%
Occupancy expense	1,297	1,489	11.8%	12.6%
Depreciation and amortization expense	64	90	0.6%	0.7%
Goodwill impairment charge	—	7,559	—%	63.8%
Other expense	2,162	1,685	19.7%	14.2%
Provision for income taxes	987	(2,027)	9.0%	(17.1)%
	8,173	12,664	74.4%	106.9%
Net income (loss)	$779	$(3,318)	7.1%	(28.0)%

Our year over year financing fees and interest decline was an expected decrease resulting from a law change in South Dakota and our exit from the state. Our 2016 income statement includes a noncash goodwill impairment charge of $7.56 million and related deferred tax benefit of $2.88 million. This was a 100% write-off goodwill associated with the Consumer Finance segment. Consumer Finance had operations in seven states during 2017.

Corporate

Net loss related to our Corporate segment was ($0.89) million for the year ended December 31, 2017 compared to ($0.93) million for the year ended December 31, 2016. In accordance with authoritative guidance applicable to discontinued operations, no continuing corporate overhead has been allocated to discontinued operations and has been re-allocated for 2016. Comparable Corporate costs have been increased from those reported in previously filed reports as a result.

Consolidated Income Tax Expense

Income tax expense on continuing operations for 2017 was $0.73 million compared to a tax benefit of $0.85 million in 2016 for an effective rate of 30.4% and 39.6%, respectively. The change in effective rate is primarily due to the addition of a subsidiary with a noncontrolling interest where taxable income flows through to the noncontrolling interest and thus is not taxable income to the Company, partially offset by the added income tax expense resulting from the change in the future federal tax rate as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) enacted on December 22, 2017 and its impact on deferred income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows:

	Year Ended December 31,
	2017	2016

Cash flows provided (used) by:
Operating activities	$5,015,349	$9,630,007
Investing activities	14,214,425	(5,141,887)
Financing activities	(12,093,930)	1,824,186
Net increase in cash	7,135,844	6,312,306
Cash and cash equivalents, beginning of year	14,159,975	7,847,669
Cash and cash equivalents, end of year	$21,295,819	$14,159,975

At December 31, 2017, we had cash and cash equivalents of $21.30 million compared to cash and cash equivalents of $14.16 million on December 31, 2016. For 2018, we believe that our available cash, combined with expected cash flows from operations and our held-to-maturity investments, will be sufficient to fund our liquidity and capital expenditure requirements through March of 2019. Our expected short-term uses of available cash include the funding of operating activities, payment of income tax liabilities related to our sale of the Franchise segment and the payment of dividends.

At December 31, 2017, we had $14 million invested in certificates of deposit (limited to $250,000 per financial institution) and approximately $32 million in short-term T-Bills and in U.S. Treasury money market funds.

In October 2017, we paid off all principal outstanding on our credit facilities with a financial institution in the amount of $6.97 million.

At December 31, 2017, our outstanding debt and capital lease obligations were $0.94 million compared to $10.66 million at December 31, 2016. Available credit at December 31, 2017 under credit facilities in place on that date was $12.0 million.

On April 21, 2016, we entered into a revolver and acquisition credit facility with a financial institution. The facility includes a $9 million dollar acquisition facility commitment and a $3 million revolver credit commitment. Interest accrues on advanced funds at LIBOR plus 3.5%. The facility matures on April 21, 2018. The facility contains customary financial and negative covenants and is secured by substantially all assets of the Company and its subsidiaries.

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

See Note 4 “Loans Receivable” and Note 5 “Loans Receivable Allowance” of the notes to our consolidated financial statements included in this report for our outstanding loans receivable aging and loans receivable allowance rollforward as of and for the year ended December 31, 2017 and December 31, 2016.

Inventory

We value inventories at the lower of cost or market. Reserves for excess and obsolescence are estimated and recorded to reduce the carrying value to estimated net realizable value. The amount of the reserve is determined based on historical usage, projected sales information, plans for discontinued products and other factors. Though management considers these reserves adequate and proper, changes in sales volumes due to unexpected economic or competitive conditions are among the factors that could materially affect the adequacy of this reserve.

Long-lived Assets

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the asset. The cost of maintenance and repairs is charged to operations as incurred while renewals and betterments are capitalized.

Finite-lived intangible assets represent the fair values management assigned to assets acquired through business acquisitions, are amortized over periods of three to 15 years based on management’s estimates of the useful life of the asset and are subject to impairment evaluations.

We assess the possibility of impairment of long-lived assets, other than goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant underperformance relative to expected historical or projected future cash flows, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry events or trends.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of identifiable finite lived net assets acquired and is not amortized. Goodwill is tested for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate potential impairment. We test for goodwill impairment at the reporting unit level, which aligns with the Company’s segments. We perform a qualitative assessment to determine if a quantitative impairment test is necessary. If quantitative testing is necessary based on a qualitative assessment, we apply a fair value test. This fair value test involves a two-step process. The first step is to compare the carrying value of our net assets to our fair value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of the impairment, if any.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

FORWARD-LOOKING STATEMENTS

Some of the statements made in this report are “forward-looking statements,” as that term is defined under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon our current expectations and projections about future events. Whenever used in this report, the words “believe,” “anticipate,” “intend,” “estimate,” “expect,” “will” and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this report are primarily located in the material set forth under the headings “Description of Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are found in other parts of this report as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We will not update forward-looking statements even though our situation may change in the future.

Specific factors that might cause actual results to differ from our expectations or may affect the value of the common stock, include, but are not limited to:

●	Changes in local, state or federal laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations;

●	Litigation and regulatory actions directed toward the consumer finance industry or us, particularly in certain key states;

●	Our need for additional financing;

●	Change in our authorization to be a dealer for Cricket Wireless;

●	Change in authorized Cricket dealer compensation;

●	Lack in advertising support and sales promotions from Cricket Wireless in the markets we operate; and

●	Unpredictability or uncertainty in financing and merger and acquisition markets, which could impair our ability to grow our business through acquisitions.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX OF FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Western Capital Resources, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Western Capital Resources, Inc. (“the Company”) as of December 31, 2017, and the related consolidated statement of income, shareholders’ equity, and cash flows for the year ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flow for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We also have audited the adjustments to the 2016 consolidated financial statements to retrospectively apply the effect of discontinued operations, as described in Note 19. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2016 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2016 consolidated financial statements taken as a whole.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Salt Lake City, UT

March 29, 2018

office  801.783.2950

fax       801.783.2950

www.sadlergibb.com | Main: 2455 East Parleys Way Suite 320, Salt Lake City, UT 84109 | Provo: 3507 N University Ave #100, Provo, UT 84604

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Western Capital Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Western Capital Resources, Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Capital Resources, Inc. and Subsidiaries as of December 31, 2016 and the results of its operations and its cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

March 31,     2017

5201 Eden Avenue

Suite 300

Edina, MN 55436

630.277.2330

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$21,295,819	$14,159,975
Short-term investments	32,292,902	—
Loans receivable (less allowance for losses of $833,000 and $1,036,000, respectively)	4,310,003	4,438,276
Accounts receivable (less allowance for losses of $16,000 and $13,000, respectively)	764,071	696,657
Inventory	9,130,842	9,095,460
Prepaid expenses and other	3,762,974	3,399,433
Escrow and other receivables	3,482,770	—
Other current assets of discontinued operations	—	1,348,061
TOTAL CURRENT ASSETS	75,039,381	33,137,862

INVESTMENTS	3,000,000	—

NOTE RECEIVABLE	—	2,920,112

PROPERTY AND EQUIPMENT, net	11,347,234	9,409,234

GOODWILL	5,796,528	5,796,528

INTANGIBLE ASSETS, net	4,987,769	1,295,559

ESCROW FUNDS RECEIVABLE	3,250,000	—

DEFERRED INCOME TAXES	—	518,000

OTHER	823,244	1,001,466

NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	—	6,649,891

TOTAL ASSETS	$104,244,156	$60,728,652

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$11,897,968	$11,626,627
Other current liabilities	1,354,558	1,198,311
Income taxes payable	18,730,647	95,551
Note payable – short-term	51,992	55,819
Current portion long-term debt	—	1,780,000
Current portion capital lease obligations	47,174	46,400
Deferred revenue	1,073,600	1,173,660
Current liabilities of discontinued operations	—	2,851,395
TOTAL CURRENT LIABILITIES	33,155,939	18,827,763

LONG-TERM LIABILITIES
Notes payable, net of current portion	789,216	8,681,545
Capital lease obligations, net of current portion	51,172	94,762
Deferred income taxes	1,456,000	—
Other	98,259	—
Long-term liabilities of discontinued operations	—	2,436,080
TOTAL LONG-TERM LIABILITIES	2,394,647	11,212,387

TOTAL LIABILITIES	35,550,586	30,040,150

COMMITMENTS AND CONTINGENCIES (Note 21)

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, $0.001 and no par value, 12,500,000 shares authorized, 9,390,997 and 9,497,871 issued and outstanding.	939	950
Additional paid-in capital	29,031,741	28,997,087
Retained earnings	37,903,204	1,643,996
TOTAL WESTERN SHAREHOLDERS’ EQUITY	66,935,884	30,642,033

NONCONTROLLING INTERESTS	1,757,686	46,469

TOTAL EQUITY	68,693,570	30,688,502

TOTAL LIABILITIES AND EQUITY	$104,244,156	$60,728,652

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
	Year ended December 31,
	2017	2016
REVENUES
Sales and associated fees	$92,590,486	$74,213,699
Financing fees and interest	9,100,908	9,881,795
Other revenue	19,829,150	9,897,250
	121,520,544	93,992,744

COST OF REVENUES
Cost of sales	47,741,301	37,602,371
Provisions for loans receivable losses	1,122,144	1,605,867
	48,863,445	39,208,238

GROSS PROFIT	72,657,099	54,784,506

OPERATING EXPENSES
Salaries, wages and benefits	36,787,317	23,892,397
Occupancy	13,203,957	8,167,224
Advertising, marketing and development	7,376,123	7,423,408
Depreciation	1,809,525	1,085,404
Amortization	534,898	218,602
Other	10,481,630	8,284,319
	70,193,450	49,071,354

IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS	—	7,559,063

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	2,463,649	(1,845,911)

OTHER INCOME (EXPENSES):
Interest income	242,916	23,344
Interest expense	(302,558)	(310,459)
	(59,642)	(287,115)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,404,007	(2,133,026)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT) FOR CONTINUING OPERATIONS	731,000	(845,000)
	1,673,007	(1,288,026)

LESS NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(286,033)	—

NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	1,386,974	(1,288,026)

DISCONTINUED OPERATIONS
Income from operations of discontinued operations	3,021,048	4,475,734
Gain on sale of discontinued operations	56,699,018	—
Less provision for income taxes for discontinued operations	(23,415,000)	(1,709,000)
Net income from discontinued operations	36,305,066	2,766,734
Less net income from discontinued operations attributable to noncontrolling interests	(12,815)	(20,390)
Net income from discontinued operations attributable to Western common shareholders	36,292,251	2,746,344
NET INCOME ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$37,679,225	$1,458,318

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
FROM CONTINUING OPERATIONS - Basic and diluted	$0.15	$(0.14)
FROM DISCONTINUED OPERATIONS - Basic and diluted	$3.85	$0.29
FROM CONTINUING AND DISCONTINUED OPERATIONS - Basic and diluted	$4.00	$0.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	9,411,201	9,497,638

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Western Capital Resources, Inc. Shareholders
		Common Stock
				Additional Paid-In	Retained	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Interests
BALANCE – December 31, 2015	$29,858,509	9,497,534	$—	$28,934,392	$898,038	$26,079
Net Income	1,478,708	—	—	—	1,458,318	20,390
Share based compensation	63,645	—	—	63,645	—	—
Recapitalization	—	—	950	(950)	—	—
Elimination of Fractional Shares (Rounding up or down)	—	337	—	—	—	—
Dividends	(712,360)	—	—	—	(712,360)	—
BALANCE – December 31, 2016	30,688,502	9,497,871	950	28,997,087	1,643,996	46,469
Net Income	37,978,073	—	—	—	37,679,225	298,848
Share based compensation	34,654	—	—	34,654	—	—
Noncontrolling interest in acquisition	1,471,653	—	—	—	—	1,471,653
Redemption of noncontrolling interests	(27,899)	—	—	—	—	(27,899)
Stock redemption	(480,928)	(106,874)	(11)	—	(480,917)	—
Dividends	(970,485)	—	—	—	(939,100)	(31,385)
BALANCE – December 31, 2017	$68,693,570	9,390,997	$939	$29,031,741	$37,903,204	$1,757,686

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017		2016
OPERATING ACTIVITIES
Net Income (Loss) from continuing operations		$1,673,007	$(1,288,026)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation – continuing operations		1,809,525	1,085,404
Amortization – continuing operations		534,898	218,602
Share based compensation		27,924	62,695
Deferred income taxes		570,000	(2,127,000)
Loss on disposal of property and equipment		22,131	26,443
Goodwill and intangible impairment charge		—	7,559,063
Changes in operating assets and liabilities:
Loans receivable		128,273	446,162
Accounts receivable		(67,414)	117,089
Inventory		(35,382)	(1,477,610)
Prepaid expenses and other assets		(32,425)	(1,579,071)
Accounts payable and accrued expenses		(1,418,872)	4,973,239
Deferred revenue and other current liabilities		(42,072)	(1,446,548)
Operating cash flows from discontinued operations		1,845,756	3,059,565
Net cash and cash equivalents provided by operating activities		5,015,349	9,630,007

INVESTING ACTIVITIES
Purchase of investments		(35,292,902)	—
Purchase of property and equipment – continuing operations		(2,616,616)	(1,943,214)
Acquisition of stores, net of cash acquired		—	(588,241)
Advances on note receivable, net		(513,743)	(2,920,112)
Proceeds from the disposal of property, plant and equipment		16,959	109,350
Cash received from discontinued operations		4,368,037	217,924
Investing activities of discontinued operations		48,252,690	(17,594)
Net cash and cash equivalents provided by (used in) investing activities		14,214,425	(5,141,887)

FINANCING ACTIVITIES
Payments on notes payable – short-term, net		(96,722)	(28,190)
Advances (payments) on line of credit, net		(998,426)	998,426
Advances on notes payable – long-term		—	3,818,301
Payments on notes payable – long-term, continuing operations		(5,128,896)	(726,642)
Common stock redemption		(480,928)	—
Advances on capital lease		—	185,318
Payments on capital lease		(42,816)	(69,882)
Payment of dividends		(939,100)	(712,360)
Other financing activities of discontinued operations		(4,407,042)	(1,640,785)
Net cash and cash equivalents provide by (used in) financing activities		(12,093,930)	1,824,186

NET INCREASE IN CASH AND CASH EQUIVALENTS		7,135,844	6,312,306

CASH AND CASH EQUIVALENTS
Beginning of year		14,159,975	7,847,669
End of year		$21,295,819	$14,159,975

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid		$3,869,818	$3,845,718
Interest paid		$189,436	$615,094

Noncash investing and financing activities:
Note receivable balance applied to acquisition of stores (Notes 10 and 18)		$3,433,856	$—
Financed acquisition of stores (Notes 13 and 18)		$789,216	$—
Noncontrolling interests equity contribution in acquisition of stores (Note 18)		$1,471,653	$—
Note principal and interest paid from sales proceeds		$4,343,474	$—
Sales proceeds placed in escrow		$6,500,000	$—
Long-term debt proceeds used to pay off debt and interest	$		$3,021,699
Long-term debt proceeds used to pay prepaid financing costs	$		$60,000

See notes to consolidated financial statements.

1.       Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation / Nature of Business

Western Capital Resources, Inc. (WCR) is a parent company owning operating subsidiaries, with percentage owned shown parenthetically, as summarized below.

●	Cellular Retail
○	PQH Wireless, Inc. (PQH) (100%) – operates 278 cellular retail stores as of December 31, 2017 (219 100% owned plus 59 through a 70% owned subsidiary), as an exclusive dealer of the Cricket brand.

●	Direct to Consumer
○	J & P Park Acquisitions, Inc. (JPPA) (100%) – an online and direct marketing distribution retailer of live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins, and Wayside Gardens brand names as well as a wholesaler under the Park Wholesale brand.

○

Restorers Acquisition, Inc. (RAI) (100%) – an online and direct marketing distribution retailer of home improvement and restoration products operating under the Van Dyke’s Restorers brand. RAI merged into JPPA on December 30, 2017.

○	J & P Real Estate, LLC (JPRE) (100%) – owns real estate utilized as JPPA’s distribution and warehouse facility and the corporate offices of JPPA and RAI.

●	Consumer Finance
○	Wyoming Financial Lenders, Inc. (WFL) (100%) – owns and operates “payday” stores (40 as of December 31, 2017) in seven states (Colorado, Iowa, Kansas, Nebraska, North Dakota, Wisconsin and Wyoming) providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

○	Express Pawn, Inc. (EPI) (100%) – owns and operates retail pawn stores (three as of December 31, 2017) in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of merchandise obtained from forfeited pawn loans or purchased from customers.

●	Discontinued Operations - Franchise
○

AlphaGraphics, Inc. (AGI) – franchisor of domestic and international AlphaGraphics Business Centers which specialize in the planning, production, and management of visual communications for businesses and individuals throughout the world. AGI was sold on October 2, 2017.

References in these financial statement notes to “Company” or “we” refer to Western Capital Resources, Inc. and its subsidiaries. References to specific companies within our enterprise, such as” “PQH,” “JPPA,” “RAI,” “JPRE,” “WFL,” “EPI” or “AGI” are references only to those companies.

Basis of Consolidation

The consolidated financial statements include the accounts of WCR, its wholly owned subsidiaries and other entities in which the Company owns a controlling financial interest. For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 810, “Consolidation” applicable to reporting the equity and net income or loss attributable to noncontrolling interests. All significant intercompany balances and transactions of the Company have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Fair Value of Financial Measurement

In determining fair value measurements, the Company follows the provisions of ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value focusing on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. The three level hierarchy is as follows:

Level 1 - Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the measurement date.

Level 2 - Pricing inputs are quoted prices for similar assets and liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data.

Level 3 - Pricing inputs are unobservable for the assets and liabilities, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The Company’s held to maturity securities are comprised of a U.S Treasury zero coupon T-Bill and certificates of deposit. The Company’s available for sale securities consist of mutual funds held in money market mutual funds in a brokerage account, which are classified as cash equivalents.

The fair value of these investments is based on quoted prices from recognized pricing services, or in the case of mutual funds, at their closing published net asset value.

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the fiscal years ended December 31, 2017 and 2016, there were no transfers between levels.

Receivables and Loss Allowance

Direct to Consumer

Receivables for noncash sales are recorded when orders are shipped and represent claims against third parties that will be settled in cash. The carrying value of receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The allowance for doubtful accounts is estimated based on historical collection trends, type of customer, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past due receivable balances are written-off when internal collection efforts have been unsuccessful in collecting the amount due.

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

Inventory

Cellular Retail

Inventory, consisting of phones and accessories, is stated at cost, determined on the specific identification and weighted-average cost basis, respectively.

Direct to Consumer

Inventory is valued at the lower of cost or market using the weighted-average method of determining cost.

Consumer Finance

Merchandise inventory is stated at the lower of cost or market. The principal amount of an unpaid loan becomes the inventory cost for forfeited collateral.

Long-Lived Assets

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets as follows:

●	Computer equipment and software	3 – 10 years
●	Improvements and equipment	3 – 15 years
●	Building	39 years

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

Finite-lived intangible assets represent the fair values management assigned to assets acquired through business acquisitions, are amortized over periods of three to 15 years based on management’s estimates of the useful life of the asset and are subject to impairment evaluations.

The Company assesses the possibility of impairment of long-lived assets, other than goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant underperformance relative to expected historical or projected future cash flows, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry events or trends.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of identifiable finite lived net assets acquired and is not amortized. Goodwill is tested for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate potential impairment. The Company tests for goodwill impairment at the reporting unit level, which aligns with the Company’s segments. The Company performs a qualitative assessment to determine if a quantitative impairment test is necessary. If quantitative testing is necessary based on a qualitative assessment, we apply a fair value test. This fair value test involves a two-step process. The first step is to compare the carrying value of our net assets to our fair value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of the impairment, if any.

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

Advertising, Marketing and Development Costs

Direct to Consumer

The Company expenses advertising costs as they are incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits, not to exceed six months. Direct-response advertising consists primarily of catalog book production, printing, and postage costs. Prepaid advertising costs at December 31, 2017 and 2016 were $0.87 million and $1.08 million, respectively.

Consumer Finance

The costs of advertising and marketing are expensed as incurred.

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

Net Income Per Common Share

Basic net income per common share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period, including stock options, using the treasury stock method. Options to purchase 65,000 shares granted under the 2015 Stock Incentive Plan effective February 6, 2015 (see Note 15) were outstanding at December 31, 2017. These options have a strike price in excess of the market price as of December 31, 2017 and 2016, were antidilutive and therefore not included in the computation of diluted earnings per share. Thus, there were no dilutive common shares as of December 31, 2017 and 2016.

Fair Value of Financial Instruments

The amounts reported in the balance sheets for cash, short-term investments, accounts and loans receivable, inventory, and accounts payable are short-term in nature and their carrying values approximate fair values. The amounts reported in the balance sheets for notes payable are both long-term and short-term and for investments are long-term and their carrying value approximates fair value.

Reclassifications and Discontinued Operations

Certain Balance Sheet, Statement of Income and Statement of Cash Flows reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the year ended December 31, 2017.

In accordance with ASC 205-20-45-6 interest on debt required to be paid as a result of our Franchise segment disposal transaction has been allocated to discontinued operations and in accordance with ASC 205-20-45-9 general corporate overhead has not been allocated to discontinued operations. These re-allocations and related income tax have been made in the presentation of our prior financial statements and accompanying notes.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP. This standard is effective for annual and interim periods beginning after December 15, 2017. The Company has evaluated this standard and determined it will have no impact on our financial condition, results of operations and consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740), related to balance sheet classification of deferred taxes which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance (ASC 740-10-45-4), which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. The ASU is effective for annual reporting periods beginning on after December 15, 2016 and interim periods within that annual period, with early adoption permitted. The Company early adopted the ASU during our first quarter of fiscal year 2016 on a retrospective basis.

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

2.       Risks Inherent in the Operating Environment –

Regulatory

The Company’s Consumer Finance segment activities are highly regulated under numerous federal, state, and local laws, regulations and rules, which are subject to change. New laws, regulations or rules could be enacted or issued, interpretations of existing laws, regulations or rules may change and enforcement action by regulatory agencies may intensify. Over the past several years, consumer advocacy groups and certain media reports have advocated governmental and regulatory action to prohibit or severely restrict sub-prime lending activities of the kind conducted by the Company. After several years of research, debate, and public hearings, in October 2017 the U.S. Consumer Financial Protection Bureau (CFPB) issued new rules for payday lending. The proposed rules, scheduled to go into effect in August 2019, would impose significant restrictions on the industry, and it is expected that a large number of lenders would be forced to close their stores. The CFPB’s studies projected a reduction in the number of lenders by 50%, while industry studies forecast a much higher attrition rate. At this time it is uncertain whether the rule will be implemented as announced, rewritten with more favorable terms for the industry, or thrown out altogether. If the rule is implemented as written, it could have a significant and negative impact on business conducted within our Consumer Finance segment.

The above rule or any other adverse change in present federal, state, or local laws or regulations that govern or otherwise affect lending could result in the Consumer Finance segment’s curtailment or cessation of operations in certain or all jurisdictions or locations. Furthermore, any failure to comply with any applicable local, state or federal laws or regulations could result in fines, litigation, closure of one or more store locations or negative publicity. Any such change or failure would have a corresponding impact on the Company’s and segment’s results of operations and financial condition, primarily through a decrease in revenues resulting from the cessation or curtailment of operations, decrease in operating income through increased legal expenditures or fines, and could also negatively affect the Company’s general business prospects due to lost or decreased operating income or if negative publicity effects its ability to obtain additional financing as needed.

In addition, the passage of federal, state or local laws and regulations or changes in interpretations of them could, at any point, essentially prohibit the Consumer Finance segment from conducting its lending business in its current form. Any such legal or regulatory change would certainly have a material and adverse effect on the Company, its operating results, financial condition and prospects, and perhaps even the viability of the Consumer Finance segment.

Concentrations

The Company has demand deposits at financial institutions, often times in excess of the limit for insurance by the Federal Deposit Insurance Corporation. As of December 31, 2017, the Company had demand deposits in excess of insurance amounts of approximately $6.78 million.

Loans receivable in the Consumer Finance segment are concentrated in the sub-prime market and geographically, primarily in the Midwest. For the years ended December 31, 2017 and 2016, the Consumer Finance segment had geographic economic and regulatory risk concentrations (shown as a percentage of applicable segment’s revenue by state when 10% or more) as follows:

Consumer Finance Segment
	2017 % of Revenues	2016 % of Revenues
Nebraska	37%	36%
North Dakota	23%	20%
Wyoming	13%	13%
Iowa	16%	16%

The Company’s Wireless Retail segment is an exclusive dealer for Cricket. As a dealer operating exclusively for a single carrier, the Company is subject to a number of concentrations, including revenues from a single brand, a single supplier for phones, a single operating system provider and select third party processors.

Our Direct to Consumer subsidiary JPPA has an agreement with a third party wholesale grower that is in effect until 2019. The grower has agreed to perform research for JPPA and maintain JPPA’s research crop in exchange for a reduction in royalties to be paid to JPPA for growing JPPA’s patented roses. There is an option to renew the agreement for consecutive two year terms and the agreement calls for a 24 month notice prior to termination.

RAI has an agreement with a single third-party fulfillment provider. For non-drop ship orders, the fulfillment provider receives and stores inventory, performs periodic cycle counts, picks, packs and ships customer orders. Additional services such as, order taking, processing of customer payments, personalization, customer services, and order processing are also performed by the fulfillment provider. The Company has started the process to move these services to our owned facility in South Carolina.

3.        Cash Equivalents and Investments –

The following table shows the Company’s cash equivalents and held-to-maturity investments, by significant investment category, recorded as cash equivalents or short- and long-term investments as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Cash and cash equivalents
Operating accounts	$10,524,923	$14,159,975
Certificates of deposit	750,000	—
Money Market Funds - U.S. Treasury obligations	10,020,896	—
Subtotal	21,295,819	14,159,975

Held to Maturity Investments
Certificates of deposit ( 4 – 15 month maturities, FDIC insured)	$13,250,000	$—
T-Bill Zero CPN 04/05/2018 (amortized cost)	22,042,902	—
Subtotal	35,292,902	—

TOTAL	$56,588,721	$14,159,975

Interest income recognized on held to maturity investments was $75,092 and $0 for the year ended December 31, 2017 and 2016, respectively.

4.         Loans Receivable –

    At December 31, 2017 and December 31, 2016, the Consumer Finance segment’s outstanding loans receivable aging was as follows:

December 31, 2017

	Payday	Installment	Pawn & Title	Total
Current	$3,550,077	$271,926	$318,361	$4,140,364
1-30	216,376	47,356	—	263,732
31-60	187,916	27,766	—	215,682
61-90	150,278	17,976	—	168,254
91-120	110,943	11,870	—	122,813
121-150	131,171	4,748	—	135,919
151-180	93,222	3,017	—	96,239
	4,439,983	384,659	318,361	5,143,003
Less Allowance	(745,000)	(88,000)	—	(833,000)
	$3,694,983	$296,659	$318,361	$4,310,003

December 31, 2016

	Payday	Installment	Pawn & Title	Total
Current	$3,683,603	$272,703	$284,460	$4,240,766
1-30	253,297	44,433	—	297,730
31-60	201,375	27,905	—	229,280
61-90	185,072	18,747	—	203,819
91-120	159,435	15,737	—	175,172
121-150	176,625	8,889	—	185,514
151-180	134,171	7,824	—	141,995
	4,793,578	396,238	284,460	5,474,276
Less Allowance	(953,000)	(83,000)	—	(1,036,000)
	$3,840,578	$313,238	$284,460	$4,438,276

5.         Loans Receivable Allowance –

As a result of the Company’s Consumer Finance segment’s collection efforts, it historically writes off approximately 42% of the returned payday items, the most significant element making up loans receivable. Based on days past the check return date, write-offs of payday returned items historically have tracked at the following approximate percentages: 1 to 30 days – 42%; 31 to 60 days – 66%; 61 to 90 days – 84%; 91 to 120 days – 89%; and 121 to 150 – 92% and 151+ days – 93%.

A rollforward of the Company’s loans receivable allowance for the year ended December 31, 2017 and 2016 is as follows:

	Year Ended December 31,
	2017	2016
Loans receivable allowance, beginning of year	$1,036,000	$1,177,000
Provision for loan losses charged to expense	1,122,144	1,605,867
Charge-offs, net	(1,325,144)	(1,746,867)
Loans receivable allowance, end of year	$833,000	$1,036,000

6.        Accounts Receivable –

A breakdown of accounts receivables for continuing operations by segment are as follows:

December 31, 2017
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$399,459	$365,476	$15,136	$780,071
Less allowance	—	(16,000)	—	(16,000)
Net account receivable	$399,459	$349,476	$15,136	$764,071

December 31, 2016
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$333,800	$363,426	$12,431	$709,657
Less allowance	—	(13,000)	—	(13,000)
Net account receivable	$333,800	$350,426	$12,431	$696,657

7.        Inventory –

Inventories consist of:

	December 31, 2017	December 31, 2016
Finished Goods
Wireless Cellular	$5,287,932	$5,059,521
Direct to Consumer	$2,988,052	$3,218,774
Consumer Finance	$854,858	$817,165
TOTAL	$9,130,842	$9,095,460

As a result of changes in the market for certain Company products and the resulting deteriorating value, carrying amounts for those inventories were reduced by approximately $576,000 and $507,000 during the year ended December 31, 2017 and 2016, respectively. These inventory write-downs have been reflected in cost of goods sold in the statement of operations. Management believes that these reductions properly reflect inventory at lower of cost or market, and no additional losses will be incurred upon disposition.

8.         Property and Equipment –

A rollforward of the Company’s property and equipment is as follows:

	December 31, 2016	Acquisitions	Additions	Deletions	December 31, 2017
Property, equipment and sales floor	$5,666,175	$1,170,000	$2,221,332	$(350,510)	$8,706,997
Software	1,424,768	—	209,721	—	1,634,489
Building	5,107,190	—	185,563	—	5,292,753
Land	1,200,000	—	—	—	1,200,000
Other	39,294	—	—	—	39,294
	13,437,427	1,170,000	2,616,616	(350,510)	16,873,533
Accumulated depreciation	(4,028,193)	—	(1,809,525)	311,419	(5,526,299)
	$9,409,234	$1,170,000	$807,091	$(39,091)	$11,347,234

	December 31, 2015	Acquisitions	Additions	Deletions	December 31, 2016
Property, equipment and sales floor	$3,971,088	$506,836	$1,742,209	$(553,958)	$5,666,175
Software	1,268,156	—	156,612	—	1,424,768
Building (owned)	5,148,703	—	44,393	(85,906)	5,107,190
Land	1,209,500	—	—	(9,500)	1,200,000
Other	61,766	—	—	(22,472)	39,294
	11,659,213	506,836	1,943,214	(671,836)	13,437,427
Accumulated depreciation	(3,478,832)	—	(1,085,404)	536,043	(4,028,193)
	$8,180,381	$506,836	$857,810	$(135,793)	$9,409,234

9.         Goodwill and Long-Lived Assets –

During the fourth quarter of 2016, the Company completed its annual goodwill impairment test of the Consumer Finance segment, resulting in an impairment charge of $7,559,063, or 100% of the goodwill in the Consumer Finance segment. There were several factors that contributed to this charge, including a voter-approved measure in the state of South Dakota that resulted in our cessation of operations in that state, the overall negative rates of growth of sales, profit and cash flows from our payday operations, lowered expectations for future performance and negative state and industry factors that upwardly effected the discount rates used in the current year valuation versus those used previously. During the fourth quarter of 2016, the Company also completed the annual impairment assessments for all other long-lived assets, determining there was no other impairment. During the fourth quarter of 2017, the Company completed the annual impairment assessments for goodwill and long-lived assets, determining there was no impairment.

The changes in the carrying amount of goodwill for the year ended December 31, 2017, are as follows:

	Wireless Retail Segment	Direct to Consumer Segment	Consumer Finance Segment	Total
Balance at December 31, 2015
Goodwill	5,765,284	31,244	7,559,063	13,355,591
Accumulated impairment losses	—	—	—	—
Goodwill, net of impairment losses	5,765,284	31,244	7,559,063	13,355,591
2016 Activity:
Goodwill acquired during year	—	—	—	—
Impairment losses	—	—	(7,559,063)	(7,559,063)
Balance at December 31, 2016
Goodwill	5,765,284	31,244	7,559,063	13,355,591
Accumulated impairment losses	—	—	(7,559,063)	(7,559,063)
Goodwill, net of impairment losses	5,765,284	31,244	—	5,796,528
2017 Activity:
Goodwill acquired during year	—	—	—	—
Impairment losses	—	—	—	—
Balance at December 31, 2017
Goodwill	5,765,284	31,244	7,559,063	13,355,591
Accumulated impairment losses	—	—	(7,559,063)	(7,559,063)
Goodwill, net of impairment losses	$5,765,284	$31,244	$—	$5,796,528

A rollforward of the Company’s intangible assets is as follows:

	December 31, 2016	Acquisitions	Additions	Deletions	December 31, 2017
Customer relationships	$6,154,318	$4,227,108	$—	$—	$10,381,426
Other	227,000	—	—	—	227,000
Amortizable Intangible assets	6,381,318	4,227,108	—	—	10,608,426
Less accumulated amortization	(5,085,759)	—	(534,898)	—	(5,620,657)
Net Amortizable Intangible Assets	1,295,559	4,227,108	(534,898)	—	4,987,769
Non-amortizable trademarks	—	—	—	—	—
Intangible Assets, net	$1,295,559	$4,227,108	$(534,898)	$—	$4,987,769

	December 31, 2015	Acquisitions	Additions	Deletions	December 31, 2016
Customer relationships	$6,072,913	$81,405	$—	$—	$6,154,318
Other	227,000	—	—	—	227,000
Amortizable Intangible assets	6,299,913	81,405	—	—	6,381,318
Less accumulated amortization	(4,867,157)	—	(218,602)	—	(5,085,759)
Net Amortizable Intangible Assets	1,432,756	81,405	(218,602)	—	1,295,559
Non-amortizable trademarks	—	—	—	—	—
Intangible Assets, net	$1,432,756	$81,405	$(218,602)	$—	$1,295,559

As of December 31, 2017, estimated future amortization expense for the amortizable intangible assets is as follows:

2018	$796,817
2019	692,311
2020	596,500
2021	520,867
2022	495,543
Thereafter	1,885,731
$4,987,769

10.       Note Receivable –

The Company was party to a secured promissory note dated November 18, 2016 with the selling parties of 53 Cricket retail locations as further discussed in Note 18. The note provided for up to $4,000,000 of advances to selling parties, accrued interest at 8%, matured on the earlier of closing or November 18, 2017 and was secured by all of the property and assets of sellers. Advances and accrued interest pursuant to the secured promissory note agreement were credited against the amount owed to sellers at closing.

11.       Deferred Revenue and Other Liabilities –

Deferred revenue and other liabilities consisted of the following:

	For the Year Ended December 31,
	2017	2016
Deferred financing fees	$239,699	$264,174
Merchandise credits and gift card liability	833,901	907,362
Other	—	2,124
Total	$1,073,600	$1,173,660

12. Leases

The Company leases retail and office facilities under operating leases with terms ranging from month to month to six years, with rights to extend for additional periods. Rent expense, inclusive of base rents and common area maintenance obligations, insurance and real estate tax reimbursements, on all operations was approximately $10,100,000 and $6,410,000 in 2017 and 2016, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2017 (in thousands) are approximately as follows:

Year Ending December 31,	Operating Leases
2018	$7,105
2019	6,133
2020	3,960
2021	2,616
2022	897
Thereafter	14
Total minimum lease payments	$20,725

13.       Notes Payable – Long Term –

The Company’s long-term debt is as follows:

	December 31,
	2017	2016
Revolving credit facility (with a credit limit of $3,000,000) to a financial institution with monthly payments of interest only at LIBOR plus 3.5% (4.875% at December 31, 2017), secured by substantially all assets of the Company with stated guarantee amounts by subsidiaries, maturing April 21, 2018.	—	998,426
Note payable to a financial institution with monthly principal payment of $58,333 plus interest at LIBOR plus 3.5% (4.875% at December 31, 2017), secured by substantially all assets of the Company with stated guarantee amounts by subsidiaries, maturing April 21, 2021. All unpaid principal and interest was paid with proceeds from the sale of the Franchise segment as more fully disclosed in Note 19.	—	3,091,667
Note payable to a financial institution with monthly principal payment of $56,667 plus interest at LIBOR plus 3.5% (4.875% at December 31, 2017), secured by substantially all assets of the Company with stated guarantee amounts by subsidiaries, maturing December 1, 2021. All unpaid principal and interest was paid with proceeds from the sale of the Franchise segment as more fully disclosed in Note 19.	—	3,400,000
Subsidiary note payable to a financial institution with monthly principal payment of $33,334 plus annual paydowns equal to JPRE’s net cash flow from operations due within 120 days of the calendar year end plus interest at LIBOR plus 3.5% (4.875% at December 31, 2017), secured by JPRE assets, maturing June 5, 2019. All unpaid principal and interest was paid on October 12, 2017	—	2,971,452
Subsidiary subordinated note payable to seller with monthly interest only payments at 6%, guaranteed by PQH, maturing August 5, 2022 when the principal balance is due.	789,216	—
Total	789,216	10,461,545
Less current maturities	—	(1,780,000)
	$789,216	$8,681,545

Future minimum long-term principal payments as of December 31, 2017 are as follows:

Year Ending December 31,	Amount
2018	$—
2019	—
2020	—
2021	—
2022	789,216
Thereafter	—
$789,216

The Company is party to a Credit Agreement with a financial institution entered into on April 22, 2016 and subject to subsequent amendments. The Credit Agreement provides the Company with a revolving line of credit facility in an aggregate amount up to $3,000,000, having a maturity date of April 21, 2018 and an acquisition loan facility in an aggregate amount of up to $9,000,000, having a maturity date of April 21, 2018. The revolver and the acquisition loan facility bear interest at a floating per annum rate equal to one-month LIBOR plus 3.50%, adjusted on a monthly basis. Funds advanced under the acquisition loan facility mature five years from the date of advance. At December 31, 2017, the entire $12,000,000 of credit was available under the credit facilities. See Note 21 for additional terms and conditions related to the Credit Agreement.

14.       Income Taxes –

The Company’s provision for income tax expense (benefit) from continuing operations is as follows:

	For the Year Ended December 31,
	2017	2016
Current:
Federal	$390,000	$1,172,000
State	(54,000)	98,000
	336,000	1,270,000

Deferred:
Federal	331,000	(1,755,000)
State	64,000	(360,000)
	395,000	(2,115,000)

	$731,000	$(845,000)

Deferred income tax assets (liabilities) are summarized as follows:

For the Year Ended December 31,
	2017	2016
Allowance for accounts and loans receivable	$220,000	$397,000
Inventory capitalization	64,000	98,000
Inventory reserve	122,000	38,000
Accrued expenses	115,000	117,000
Prepaid expense	(220,000)	(429,000)
Property and equipment	(730,000)	(820,000)
Goodwill and intangible assets	565,000	1,117,000
Installment sale proceeds receivable	(1,592,000)	—

Net deferred income tax asset (liability)	$(1,456,000)	$518,000

Reconciliations from the statutory federal income tax rate to the effective income tax rate for continuing operations are as follows:

	For the Year Ended December 31,
	2017	2016
Income tax expense (benefit) using the statutory federal rate	$817,000	$(726,000)
State income taxes, net of federal benefit	(36,000)	(184,000)
ND meal and entertainment	11,000	16,000
Noncontrolling interest’s pass through income	(91,000)	—
Tax relief act	25,000	—
Transaction expenses	—	18,000
Share based compensation	9,000	18,000
Other	(4,000)	13,000

Income tax expense (benefit)	$731,000	$(845,000)

The Tax Cut and Jobs Act of 2017 (the "Tax Reform Act") was enacted on December 22, 2017. This legislation makes significant changes in U.S. tax law including a reduction in corporate tax rates, changes to net operating loss carryforwards and carrybacks and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% and 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the newly enacted rate. This revaluation resulted in an expense of $25,000 to income tax expense in continuing operations and a corresponding increase in the deferred tax liability. The other provisions of the Tax Reform Act did not have a material impact on the 2017 consolidated financial statements.

It is the Company’s practice to recognize penalties and/or interest related to income tax matters in interest and penalties expense. As of December 31, 2017 and 2016, the Company had an immaterial amount of accrued interest and penalties.

The Company is subject to income taxes in the U.S. federal jurisdiction and various states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Accounting principles generally accepted in the United States of America require management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company and has concluded that as of December 31, 2017, there are no uncertain positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements. The Company is subject to routine audits by taxing jurisdictions. Currently the Company has no federal or state audits in progress. Management believes the Company is no longer subject to income tax examinations for years prior to 2014 for all entities with the exception of one subsidiary, which management believes is no longer subject to income tax examinations for years prior to 2013.

15.       Equity –

Reincorporation

On January 20, 2016, our shareholders approved a plan to reincorporate Western Capital Resources, Inc. in Delaware at a special meeting of the shareholders called for that purpose. The reincorporation was completed on May 11, 2016.

WCR 2015 Stock Incentive Plan

On February 2, 2008, the Board of Directors of the Company approved and adopted the Company’s 2008 Stock Incentive Plan, pursuant to which an aggregate of 100,000 shares of common stock have been reserved for issuance.  Effective February 6, 2015, the Board of Directors terminated the 2008 Stock Incentive Plan and adopted the Company’s new 2015 Stock Incentive Plan. There were no incentives issued or outstanding under the terminated plan. As of December 31, 2017 65,000 options had been granted under the 2015 plan.

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

The 2015 Stock Incentive plan permits the granting of incentives in any one or a combination of the following forms:

●	stock options, including options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, as “qualified” or “incentive” stock options;
●	stock appreciation rights (often referred to as “SARs”) payable in shares of common stock;
●	restricted stock and restricted stock units;
●	performance awards of cash, stock or property; and
●	stock awards.

The following table summarizes nonvested stock option awards outstanding at December 31, 2017 and the changes for the year then ended:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding and nonvested at December 31, 2016	43,000	$6.00		$—
Granted	—	—
Vested	43,000	—		—
Forfeited	—	—		—
Outstanding and nonvested at December 31, 2017	—	$6.00		—
Exercisable at December 31, 2017	65,000

The options vest in three annual and near-equal installments on each of February 8, 2016, 2017 and 2018, and has a contract life of ten years. Options scheduled to vest in 2018 were accelerated and vested in 2017. There were 65,000 vested options at December 31, 2017. The strike price exceeded the share value at December 31, 2017 and thus there was no intrinsic value in outstanding vested options at December 31, 2017. As of December 31, 2017, there was no unrecognized stock-based compensation expense.

Noncontrolling Interests

The subsidiary PQH owns 70% of its subsidiary PQH South LLC.  For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of ASC 810, which are applicable to reporting the equity and net income or loss attributable to noncontrolling interests.

16.       Dividends –

Our Board of Directors declared the following dividends payable in 2017:

Date Declared	Record Date	Dividend Per Share	Payment Date
February 24, 2017	March 17, 2017	$0.025	March 24, 2017
May 12, 2017	July 14, 2017	$0.025	July 24, 2017
August 28, 2017	September 18, 2017	$0.025	September 29, 2017
November 13, 2017	December 1, 2017	$0.025	December 8, 2017

17.       Other Expenses –

A breakout of other expense is as follows:

	For the Year Ended December 31,
	2017	2016
Bank fees	$2,057,187	$1,739,766
Collection costs	367,039	397,312
Insurance	884,477	635,861
Management and advisory fees	741,624	763,630
Professional and consulting fees	2,354,455	1,658,242
Supplies	1,339,756	852,258
Other	2,737,092	2,237,250
	$10,481,630	$8,284,319

18.       Acquisitions –

Cellular Retail Growth

In 2016, PQH entered into an agreement to acquire 20 Cricket Wireless retail locations, with an option to purchase an additional 33 locations. The aggregate purchase price for all 53 locations was approximately $6,000,000, subject to reduction in the event that the seller exercised an option to retain a 30% ownership in the acquired business. From November 22, 2016 through June 30, 2017, PQH operated the store locations under a management agreement. Effective July 1, 2017, we consummated the acquisition transaction by acquiring a 70% interest in all 53 locations through a subsidiary of PQH, and the seller, upon exercising its option to retain a 30% ownership interest in the acquired business, contributed its interest to the subsidiary. The final purchase price for 100% of the equity was $5.7 million. As a result, PQH owns 70% of the newly formed subsidiary and the seller owns the remaining 30% of that subsidiary. Under the purchase method of accounting, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the purchase date as follows:

July 1, 2017
Inventory	$217,000
Property and equipment	1,170,000
Intangible assets	4,227,000
Other assets	103,000
Liability assumed	(22,000)
$5,695,000

19.       Discontinued Operations –

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

Pursuant to the Agreement, the Company, BCA and BCAH made customary representations and warranties regarding AGI and its business, and agreed to certain covenants, including customary non-compete and non-solicit covenants related to the AGI business for a period of three years from the closing date. In addition, the Agreement requires the Company to indemnify the Purchaser for damages resulting from or arising out of any inaccuracy or breach of any representation, warranty or covenant of the Company, BCA or BCAH in the Agreement and for certain other matters. The Company’s indemnification obligations generally survive for 24 months following the closing. The Company’s maximum aggregate liability for indemnification claims for any such inaccuracies or breaches is generally limited to an indemnification escrow of $6,500,000, 50% of which (less any indemnification claims) is to be disbursed 12 months following the closing, with the remaining balance (less any indemnification claims) to be disbursed 24 months following the closing.

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

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations of the Franchise segment in the Consolidated Balance Sheets. The assets and liabilities have been reflected as discontinued operations in the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, and consist of the following:

	December 31, 2017	December 31, 2016
OTHER CURRENT ASSETS OF DISCONTINUED OPERATIONS:
Accounts receivable, net	$—	$1,020,210
Prepaid expenses and other	—	327,851
TOTAL OTHER CURRENT ASSETS OF DISCONTINUED OPERATIONS	$—	$1,348,061

NONCURRENT ASSETS OF DISCONTINUED OPERATIONS:
Property and equipment, net	$—	$287,386
Intangible assets, net	—	6,241,386
Other	—	121,119
TOTAL NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	$—	$6,649,891

CURRENT LIABILITIES OF DISCONTINUED OPERATIONS
Accounts payable and accrued expenses	$—	$1,375,754
Other liabilities	—	1,044,061
Income taxes payable	—	170,262
Current portion capital lease obligations	—	7,620
Deferred revenue and other	—	253,698
TOTAL CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	$—	$2,851,395

LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS
Deferred income taxes	$—	$2,293,000
Other	—	143,080
TOTAL LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	$—	$2,436,080

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations of the Franchise segment in the Consolidated Statements of Income. The results of operations for this business for the period ended October 2, 2017 and year ended December 31, 2016 have been reflected as discontinued operations in the Consolidated Statements of Income for the years ended December 31, 2017 and 2016, and consist of the following:

	Period Ended
	October 2, 2017	December 31, 2016
REVENUES OF DISCONTINUED OPERATIONS	$12,382,543	$15,193,793

COST OF REVENUES OF DISCONTINUED OPERATIONS	2,116,451	2,508,421

GROSS PROFIT OF DISCONTINUED OPERATIONS	10,266,092	12,685,372

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
Salaries, wages and benefits	3,769,655	4,408,094
Occupancy	141,847	239,699
Advertising, marketing and development	441,542	364,813
Depreciation	74,837	111,149
Amortization	260,208	344,474
Other	2,361,868	2,523,893
	7,049,957	7,992,122

OPERATING INCOME OF DISCONTINUED OPERATIONS	3,216,135	4,693,250

OTHER INCOME (EXPENSE) OF DISCONTINUED OPERATIONS
Interest expense	(195,087)	(217,516)
Gain on sale	56,699,018	—
	56,503,931	(217,516)

INCOME BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	59,720,066	4,475,734

PROVISION FOR INCOME TAXES OF DISCONTINUED OPERATIONS	23,415,000	1,709,000

NET INCOME OF DISCONTINUED OPERATIONS	36,305,066	2,766,734

Less net income of discontinued operations attributable to noncontrolling interests	(12,815)	(20,390)

NET INCOME OF DISCONTINUED OPERATIONS ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$36,292,251	$2,746,344

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations of the Franchise segment in the Consolidated Statements of Cash Flows. The cash flow activity from discontinued operations for the period ended October 2, 2017 and year ended December 31, 2016 have been reflected as discontinued operations in the Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016, and consist of the following:

	Period Ended
	October 2, 2017	December 31, 2016
DISCONTINUED OPERATING ACTIVITIES
Net income of discontinued operations	$1,838,109	$2,766,734
Adjustments to reconcile net income of discontinued operations to net cash provided by operating activities of discontinued operations:
Depreciation	74,837	111,149
Amortization	260,207	344,474
Share based compensation	6,730	950
Deferred income taxes	(138,000)	7,000
Contract termination	893,086	—
Changes in operating assets and liabilities:
Accounts receivable	(391,691)	129,236
Prepaid expenses and other assets	30,755	186,867
Accounts payable and accrued expenses	(458,596)	(114,629)
Deferred revenue and other current liabilities	(335,525)	(434,893)
Other liabilities – long-term	65,844	62,677
Net cash provided by operating activities of discontinued operations	1,845,756	3,059,565

INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS
Purchase of property and equipment	(30,024)	(17,594)
Proceeds from the sale of stock of discontinued operations	48,282,714	—
Net cash provided by (used in) investing activities of discontinued operations	48,252,690	(17,594)

FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS
Payments on notes payable – long-term	—	(1,625,000)
Principal payments on capital lease obligations	(7,620)	(23,861)
Payments from (dividends to) shareholders	(4,399,422)	8,076
Net cash used in financing activities of discontinued operations	(4,407,042)	(1,640,785)

20.       Segment Information –

The Company has grouped its continuing operations into four segments – Cellular Retail, Direct to Consumer, Consumer Finance and Corporate. The Cellular Retail segment is a dealer for Cricket Wireless selling cellular phones and accessories, ancillary services and serving as a payment center for customers. The “Direct to Consumer” segment, which consists of an online and direct marketing distribution retailer with product offerings including seeds, live goods and garden accessories operating in the retail market under Park Seed, Jackson & Perkins and Wayside Gardens, and in the wholesale market under Park Wholesale, and an online retail seller of home improvement and restoration products operating over the internet through the domain name of www.Vandykes.com and through direct mail catalogs. The Consumer Finance segment provides financial and ancillary services. The Corporate segment includes the parent company activities, inclusive of the acquisitions department and management of acquired subsidiaries.

Segment information related to the years ended December 31, 2017 and 2016 is as follows:

December 31, 2017 (in thousands)
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$69,547	$40,993	$10,981	$—	$121,521
Depreciation and amortization	$1,811	$453	$64	$16	$2,344
Interest expense	$171	$132	$—	$—	$303
Income tax expense (benefit)	$(410)	$667	$987	$(513)	$731
Net income (loss)	$(57)	$1,837	$779	$(886)	$1,673
Total segment assets	$28,337	$14,357	$7,523	$54,027	$104,244
Expenditures for segmented assets	$7,915	$414	$1	$8	$8,338

December 31, 2016 (in thousands)
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Discontinued Operations	Total

Revenue from external customers	$39,236	$42,914	$11,843	$—	$—	$93,993
Depreciation and amortization	$786	$428	$90	$—	$—	$1,304
Interest expense	$161	$149	$—	$—	$—	$310
Income tax expense (benefit)	$483	$1,197	$(2,027)	$(498)	$—	$(845)
Net income (loss)	$717	$2,245	$(3,318)	$(932)	$—	$(1,288)
Total segment assets	$23,683	$16,863	$8,471	$390	$11,322	$60,729
Expenditures for segmented assets	$2,292	$193	$46	$—	$—	$2,531

21.       Commitments and Contingencies –

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

The Company is party to an Amended and Restated Employment Agreement effective August 16, 2017 with its Chief Financial Officer / Chief Investment Officer, Mr. Angel Donchev. The agreement provides an annual base salary, eligibility for a discretionary annual performance-based bonus up to $135,000 and contains provisions for severance payments upon termination by the Company without cause.

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

Pursuant to the numerous employment agreements, bonuses of approximately $348,000 and $785,000 were accrued for the year ended December 31, 2017 and 2016, respectively.

Credit Facility

The Company is party to a Credit Agreement with a financial institution. Certain Company subsidiaries are guarantors of the borrowings and obligations under the Credit Agreement. All borrowings under the Credit Agreement are secured by substantially all assets of WCR and the guarantor subsidiaries.

The Credit Agreement requires WCR to meet certain financial tests, including a leverage ratio and a fixed charge coverage ratio, as defined in the Credit Agreement. Subject to certain exceptions, the Credit Agreement contains covenants limiting the Company’s ability to (or to permit the guarantor subsidiaries to) merge or consolidate with, or engage in a sale of substantially all assets to, any party, but WCR or any guarantor subsidiary generally may nonetheless merge with another party if (i) WCR or guarantor subsidiary is the entity surviving such merger, and (ii) immediately after giving effect to such merger, no default shall have occurred and be continuing under the Credit Agreement. Subject to certain exceptions, the Credit Agreement also contains covenants limiting WCR’s ability to (or to permit the guarantor subsidiaries to) create liens on assets, incur additional indebtedness, make certain types of investments, and pay dividends or make certain other types of restricted payments, but WCR may nonetheless pay dividends to its shareholders if (a) there are no outstanding loans or unpaid interest under the revolving credit facility, and (b) no default shall have occurred and be continuing under the Credit Agreement. Some covenant waivers were granted by the financial institution during the period ended December 31, 2017 and 2016.

Legal Proceedings

The Company is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. The Company does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

22.       Management and Advisory Agreement

The Company is party to a Second Amended and Restated Management and Advisory Agreement dated November 1, 2017 with Blackstreet Capital Management, LLC, (“Blackstreet”) under which Blackstreet provides certain financial, managerial, strategic and operating advice and assistance to the Company.

The agreement requires the Company to pay Blackstreet a fee in an amount equal to $400,000 upon the closing of an acquisition in consideration for Blackstreet’s referral to the Company of such acquisition opportunity, and Blackstreet’s assistance in the performance of due diligence services relating thereto.

The annual fees under the agreement will be the greater of (i) $674,840 (subject to annual increases of five percent) or (ii) five percent of Western Capital’s “EBITDA” as defined under the agreement. All other annual fee terms and provisions remain unmodified.

Finally, the agreement may only be terminated by mutual consent of the parties. Upon any termination, the Company shall pay a termination fee equal to three times the previous 12-month annual fee.

The annual management and advisory fees related to the management and advisory agreement with Blackstreet for the years ended December 31, 2017 and 2016 were $641,624 and $705,630, respectively.

23.       Special Committee of the Board of Directors –

The Board of Directors has appointed Mr. Ellery Roberts to various special committees of the board.  Annual Director and special committee fees expense was $38,000 and $30,000 for the year ended December 31, 2017 and 2016, respectively.

24.       Related Party Transactions –

Leases

The Company leases three properties from an officer of the Company and another party under operating leases, one that is month-to-month, requiring monthly lease payments of $1,680, one that extends through June 2020, requiring monthly lease payments of $1,200, and one that is month-to-month, requiring monthly lease payments of $5,000. In October 2012, the Company entered into the latter lease. The lease is for a term of five years and has monthly base rental payments of $5,000 per month. The lease is at terms substantially similar to other leases for property near that location. The lease transaction was approved by the Board of Directors and the related party abstained from voting. This property is used for a Cricket retail storefront.

On August 31, 2011, the Company entered into two operating leases for property owned by Ladary, LLC.  Ladary, which acquired the two properties in foreclosure sales, is partially owned by the Chief Executive Officer and Chief Financial Officer of the Company, two current or past directors and one employee of the management company that manages the Company’s largest shareholder.  The leases, one of which replaced an earlier lease that the Company had entered into with the prior landlord, have four-year terms, require aggregate monthly rental payments of $6,300, and are on terms and conditions substantially similar to those contained in the replaced leases.

Annual rent expense to related parties for the five retail locations for 2017 and 2016 was approximately $170,000 per year.

25.       Subsequent Events –

Dividend

Our Board of Directors declared the following dividends payable in 2018:

Date Declared	Record Date	Dividend Per Share	Payment Date
January 18, 2018	February 9, 2018	$0.05	February 14, 2018

Cellular Retail Store Exchange

In February 2018, the Company transferred 28 Cricket Wireless retail locations to another Cricket Wireless dealer in exchange for 15 Cricket Wireless retail locations.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective on August 2, 2017, the Audit Committee of the Company’s Board of Directors approved the appointment of Sadler Gibb & Associates, LLC to serve as the Company’s independent registered public accounting firm. KLJ & Associates, LLP (“KLJ”), the Company’s former independent registered public accounting firm, notified the Company on July 29, 2017 that it was resigning as the Company’s independent public accounting firm effective that date. Incorporated herein by reference is Item 4.01 from the Current Report on Form 8-K, including the letter of KLJ filed as Exhibit 16.1 thereto, filed by the Company with the Commission on August 3, 2017. There were no changes in or disagreements with accountants on accounting and financial disclosures requiring disclosure pursuant to Item 304(b) of Regulation S-K.

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

As of December 31, 2017, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2017.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

●	provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2017 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017. Sadler, Gibb & and Associates, LLC, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2017.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the fiscal year covered by this report that materially affected, or were reasonably likely to materially affect such controls.

ITEM 9B    OTHER INFORMATION

None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Our Board of Directors consists of Richard E. Miller, Ellery Roberts, Kevin Kuby, Jonathan Tipton, and John Quandahl. The following table sets forth the name and position of each of our current directors and executive officers.

Name	Age	Positions
John Quandahl	51	Chief Executive Officer, Chief Operating Officer and Director
Steve Irlbeck	53	Secretary
Angel Donchev	36	Chief Financial Officer, Chief Investment Officer
Ellery Roberts	47	Director
Richard Miller	71	Director
Kevin Kuby	49	Director
Jonathan Tipton	35	Director

The biographies of the above-identified individuals are set forth below:

John Quandahl, the Company’s Chief Executive and Operating Officer, currently also serves as the President of Wyoming Financial Lenders, Inc., a position he has held since 2007. Mr. Quandahl served as the Company’s Interim Chief Financial Officer from January 1, 2008 to May 10, 2011. From 2005 until joining Wyoming Financial Lenders, Mr. Quandahl was the President of Houlton Enterprises, Inc., and prior to that served as that corporation’s Chief Operating Officer from 1999 until 2004. During his tenure at Wyoming Financial Lenders and Houlton Enterprises, Mr. Quandahl and the respective employers were based in Omaha, Nebraska. Mr. Quandahl was the controller at Silverstone Group, Inc., from 1993 until 1998, and before that began his career at the Nebraska Department of Revenue as a tax auditor in 1989. Mr. Quandahl is a certified public accountant (inactive) and earned a degree in accounting from the University of Nebraska - Lincoln. Mr. Quandahl served as Chief Operating Officer of Wyoming Financial Lenders prior to its merger with the Company has continued to serve as our Chief Operating Officer since that time. Effective January 1, 2009, Mr. Quandahl was appointed as our Chief Executive Officer and until May 2011, our interim Chief Financial Officer. Mr. Quandahl was appointed to the Board of Directors on March 9, 2009.

Steve Irlbeck was appointed the Company’s Secretary on August 16, 2017, served as the Company’s Chief Financial Officer from May 2011 until August 16, 2017 and is Chief Financial Officer of certain of the Company’s subsidiaries. Mr. Irlbeck joined the Company in January 2009 as the Company’s Senior Director of Accounting. From 1995 until 2008, Mr. Irlbeck was employed at Lutz & Company, PC, a public accounting and consulting firm in Omaha, Nebraska where he was a tax partner. Mr. Irlbeck is a certified public accountant (inactive) and earned a degree in accounting from Creighton University.

Angel Donchev was appointed the Company’s Chief Financial Officer on August 16, 2017. He joined the Company as its Chief Investment Officer in February 2015 and continues to hold that position.  From 2005 until February 2015, Mr. Donchev was employed by Blackstreet Capital Management, LLC, a Delaware limited liability company principally engaged in the management of private investments. Prior to Blackstreet, Mr. Donchev worked as a generalist in the Corporate Finance division of Stephens Inc., a middle market investment bank. Mr. Donchev served as a director of AlphaGraphics, Inc. from February 2012 until the sale in October 2017. Mr. Donchev was previously a director of the Company from March 31, 2010 until he resigned on October 1, 2014. Mr. Donchev has been involved in control buyouts of lower middle market companies with combined revenues in excess of $700 million over the past 15 years.   Mr. Donchev is a Harvard Business School alumnus and has a BBA in Business Honors and Finance from the McCombs School of Business at the University of Texas at Austin.

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

Kevin Kuby was appointed to the Board of Directors on July 1, 2015 at the direction of BC Alpha Holdings I, consistent with certain director-appointment rights granted to that company in the AlphaGraphics Merger Agreement. Mr. Kuby serves as the Managing Director of Restructuring for Blackstreet Capital Management, LLC and Executive Vice President - Restructuring of Blackstreet Capital Holdings, LLC. Prior to joining Western Capital’s board, Mr. Kuby previously worked for Alvarez & Marsal, FTI Consulting and for PricewaterhouseCoopers in their business restructuring practices. Currently, Mr. Kuby sits on the Board of Directors of AWE, ThinkDirect Marketing Group, Jerry’s Subs and Pizza and IMarketing. Mr. Kuby received an MBA from the University of Chicago and a B.A. in Economics from the University of Illinois – Urbana / Champaign.

Jonathan Tipton was appointed to the Board of Directors on November 20, 2017 at the direction of BC Alpha Holdings I. Mr. Tipton was a Senior Vice President - Investments at Blackstreet Capital Management, LLC, Blackstreet Capital Holdings, LLC, and Black Bear Sports Group, Inc. Mr. Tipton previously worked as an analyst in the corporate finance division of Stephens Inc., a middle-market investment bank, where he gained experience in leveraged buyouts, M&A and public offering transactions in a variety of industries. Mr. Tipton graduated summa cum laude from Rhodes College and received an MBA from INSEAD. Mr. Tipton also serves on the Board of Directors of AWE Acquisition, Inc., and on the Board of Managers of iMarketing Acquisition, LLC.

Under our corporate bylaws, all of our directors serve for terms expiring upon the next annual meeting of our shareholders.

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on the industry and transactional experience, and other background, in addition to any unique skills or attributes associated with a director. With regard to Mr. Quandahl, the Board of Directors considered his significant experience, expertise and background with regard to accounting, financial and tax matters, his particular experience with the payday lending industry as well as retail operations, and his demonstrated experience and skills in managing and evaluating the coordination and integration of the Company’s two principal operating segments. With regard to Mr. Miller, the Board of Directors considered his leadership experience as well as his background and experience in retail operations. With regards to Mr. Roberts, the Board of Directors considered his extensive experience in finance and capital structures, his prior board leadership experience as well as his prior experience in retail operations. With regards to Mr. Kuby, the Board of Directors considered his diverse board experience and his restructuring knowledge and experience. With regards to Mr. Tipton, the Board of Directors considered his vast industry knowledge and experience as an analyst.

FAMILY RELATIONSHIPS

The Board of Directors has affirmatively determined that there are no familial relationships among any of our officers or directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past ten years, no officer, director, control person or promoter of the Company has been:

●	involved in any petition under the federal bankruptcy laws or any state insolvency law that was filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years, or any corporation or business association of which he was an executive officer at or within two years within the date of this report;

●	convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities: (1) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; (2) engaging in any type of business practice; or (3) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

●	the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

●	found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

●	found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●	the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (1) any federal or state securities or commodities law or regulation; or (2) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (3) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

CODE OF ETHICS

We have adopted a Code of Ethics that governs the conduct of our officers, directors and employees in order to promote honesty, integrity, loyalty and the accuracy of our financial statements. Our Code of Ethics was amended and restated effective as of September 13, 2017, and a copy of that amended and restated Code of Ethics is filed as an exhibit to this report. You may obtain a copy of the Code of Ethics without charge by writing us and requesting a copy, attention: John Quandahl, 11550 “I” Street, Omaha, Nebraska 68137. You may also request a copy by calling us at (402) 551-8888.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and Nasdaq. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us by our officers and directors and by WCR, LLC and BC Alpha Holdings I, LLC, we believe that all such filings were filed on a timely basis for fiscal year 2017.

ITEM 11    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of Western Capital during the year ended December 31, 2017; and (ii) each other individual that served as an executive officer of Western Capital at the conclusion of the year ended December 31, 2017 and who received more than $100,000 in the form of salary and bonus during such fiscal year. For purposes of this report, these individuals are collectively referred to as our “named executives.”

Name and Principal Position		Salary	Bonus	Total
John Quandahl (1)	2017	$300,000	$—	$300,000
Pres. and Chief Executive Officer	2016	$286,500	$87,750	$374,250
Angel Donchev (2)	2017	$259,375	$175,625	$435,000
Chief Financial Officer, Chief Investment Officer	2016	$235,000	$180,000	$415,000
Steve Irlbeck (3)	2017	$225,000	$45,000	$270,000
Secretary	2016	$225,000	$87,750	$312,750

(1)	Mr. Quandahl is our President and Chief Executive Officer (appointed January 1, 2009) and our Chief Operating Officer (appointed November 29, 2007).

(2)	Mr. Donchev serves as our Chief Financial Officer (appointed on August 16, 2017) and Chief Investment Officer (appointed February 2015).

(3)	Mr. Irlbeck currently serves as our Secretary (appointed August 16, 2017) and as Chief Financial Officer of certain subsidiaries. Mr. Irlbeck served as our Chief Financial Officer from May 10, 2011 to August 16, 2017.

EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

We do not currently have change-in-control agreements with any named executives or any other current members of our executive management.

Western Capital entered into an Amended and Restated Employment Agreement with Angel Donchev, effective as of August 16, 2017, under which Mr. Donchev became the Company’s Chief Financial Officer. Mr. Donchev retained his current title and responsibilities as the Company’s Chief Investment Officer, a position he has held since February 2015. Under the terms of the Amended and Restated Employment Agreement, Mr. Donchev will be paid an annual base salary of $300,000 and will be eligible to receive an annual performance-based cash bonus targeted to an amount of $135,000. In addition, Western Capital has agreed to accelerate the vesting of an issued and outstanding stock option held by Mr. Donchev, entitling him to purchase up to 65,000 shares of common stock at the per-share price of $6.00 through March 31, 2025. The Amended and Restated Employment Agreement contains other customary provisions, including a non-disclosure covenant binding Mr. Donchev, and a Company obligation to pay Mr. Donchev 12 months of base salary, as severance, in the event that the Company were to terminate Mr. Donchev’s employment without cause.

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

COMPENSATION OF DIRECTORS

Name and Principal Position		Compensation	Other Annual Compensation	Total
Lawrence Berger (1)	2017	$—	$—	$—
Chairman	2016	$—	$—	$—
Richard Miller (2)	2017	$—	$100,000	$100,000
Director	2016	$—	$100,000	$100,000
Ellery Roberts (3)	2017	$38,000	$—	$38,000
Director	2016	$30,000	$—	$30,000
Kevin Kuby (4)	2017	$—	$—	$—
Director	2016	$—	$—	$—
Jonathan Tipton (5)	2017	$—	$—	$—
Director	2016	$—	$—	$—

(1)	Mr. Berger was appointed to the Board of Directors effective October 1, 2014, serving as its Chairman until his resignation effective November 16, 2017.

(2)	Mr. Miller provides management consulting services to the Company in addition to his services as a director of the Board. In accordance with the consulting agreement, his compensation is $100,000 per year.

(3)	Mr. Roberts served on a special committee of the Board of Directors. In connection with this service, the Board of Directors approved the payment of compensation.

(4)	Mr. Kuby was appointed to the Board of Directors effective July 1, 2015.

(5)	Mr. Tipton was appointed to the Board of Directors effective November 20, 2017.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of the close of business on March 29, 2018, we had outstanding 9,390,997 shares of common stock. Each share of capital stock is currently entitled to one vote on all matters put to a vote of our shareholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 29, 2018, by:

●	each person known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding common stock

●	each current director

●	each executive officer of the Company and other persons identified as a named executive in ITEM 11 above, and

●	all current executive officers and directors as a group.

Unless otherwise indicated, the address of each of the following persons is 11550 “I” Street, Omaha, Nebraska 68137, and each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

Name and Address	Common Shares Beneficially Owned (1)	Percentage of Common Shares (1)
Richard Miller	84,166	*	%
Ellery Roberts	—	—%
Lawrence Berger (2)	33,985	*	%
Kevin Kuby	—	—%
Jonathan Tipton	13,779	*	%
John Quandahl	30,000	*	%
Steve Irlbeck	10,000	*	%
Angel Donchev	15,273	*	%
All current executive officers and directors as a group (3)	187,203	1.99%
WCR, LLC (4)	4,117,510	43.85%
c/o Blackstreet Capital Management, LLC
5425 Wisconsin Avenue
Suite #701
Chevy Chase, MD 20815
BC Alpha Holdings I, LLC (5)	1,480,693	15.77%
c/o Blackstreet Capital Management, LLC
5425 Wisconsin Avenue
Suite #701
Chevy Chase, MD 20815
Blackstreet Capital Advisors II, LLC (6)	667,511	7.11%
c/o Blackstreet Capital Management, LLC
5425 Wisconsin Avenue
Suite #701
Chevy Chase, MD 20815

* less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Includes 9,923 common shares held by Blue Jays Investment 2, LLC, a Delaware limited liability company to which Mr. Berger is a member and manager and taken from Mr. Berger’s most recent filing under §13 of the Securities Exchange Act of 1934, filed on June 8, 2016. Mr. Berger disclaims ownership of the shares held by Blue Jays Investment 2, LLC except to the extent of his pecuniary interest in the shares. Also includes 5,150 shares held directly by Mr. Berger, 4,600 shares held by Mr. Berger’s spouse, and 1,375 shares held by Mr. Berger or his spouse as a UTMA custodian for a minor.

(3)	Consists of Messrs. Miller, Roberts, Berger, Kuby, Quandahl, Irlbeck, and Donchev.

(4)	Share figures contained in the table are taken from WCR, LLC’s most recent filing under §13 of the Securities Exchange Act of 1934, filed on January 9, 2017.

(5)	Share figures contained in the table are taken from BC Alpha Holdings I, LLC’s most recent filing under §13 of the Securities Exchange Act of 1934, filed on January 9, 2017.

(6)	Share figures contained in the table are taken from Blackstreet Capital Advisors II, LLC’s most recent filing under §13 of the Securities Exchange Act of 1934, filed on January 9, 2017.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

The Board of Directors does have a standing Compensation Committee and Audit Committee. The Compensation Committee is composed of Mr. Roberts. The Audit Committee is composed of Mr. Roberts. The Board of Directors has determined that only Mr. Roberts is “independent,” as such term is defined in Section 5605(a)(2) of the Nasdaq listing rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. The preceding disclosure respecting director independence is required under applicable SEC rules. However, as a corporation whose shares are listed for trading on the OTCQB, we are not required to have any independent directors at all on our Board of Directors, or any independent directors serving on any particular committees of the Board of Directors.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees we were billed for audit and non-audit services rendered for fiscal years 2017 and 2016. Our predecessor auditor, KLJ and Associates, audited the Company’s consolidated financial statements for 2016. On July 29, 2017, we replaced our predecessor auditor with Sadler, Gibb & Associates, LLC. We had no disagreements with our predecessor auditor. Sadler, Gibb & Associates reviewed the quarterly filings through September 30, 2017 and audited the Company’s consolidated financial statements for fiscal year 2017.

	Successor Independent Registered Public Accounting Firm		Predecessor Independent Registered Public Accounting Firm
	2017	2016	2017	2016
Audit Fees	$120,000	$—	$13,000	$153,500
Audit-Related Fees	—	—	—	—
Tax Fees	—	—	—	—
All Other Fees	—	—	—	—

Total	$120,000	$—	$13,000	$153,500

Neither our successor auditor Sadler, Gibb & Associates, LLC nor our predecessor auditor KLJ and Associates, LLP performed any other audit-related, tax-related or other services for fees during either of fiscal 2017 or 2016.

Audit Fees. The fees identified under this caption were for professional fees rendered in connection with the audit of our annual consolidated financial statements, review of our quarterly condensed consolidated financial statements and statutory and regulatory filings and engagements for the years identified.

Approval Policy. Our Audit Committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firms in years ended 2017 and 2016 were pre-approved by the Audit Committee.

PART IV

ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

EXHIBITS

Exhibit No.	Description
2.1	Purchase and Sale Agreement with U.S. Business Holdings, Inc. and MBE WorldWide S.p.A, dated effective as of October 2, 2017 (incorporated by reference to Exhibit 2.1 to the registrant’s quarterly report on Form 10-Q filed on November 14, 2017).

3.1	Certificate of Incorporation, filed with the Delaware Secretary of State on May 11, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on May 17, 2016).

3.2	Bylaws effective May 11, 2016 (incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed on May 17, 2016).

10.1	2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 9, 2015).

10.2	Form of Stock Option Agreement for use with 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on February 9, 2015).

10.3	Promissory Note delivered in favor of River City Equity, Inc. dated as of October 18, 2011 (incorporated by reference to Exhibit 10.11 to the registrant’s annual report on Form 10-K filed on March 30, 2012).

10.4	Security Agreement delivered in favor of River City Equity, Inc. dated as of October 18, 2011 (incorporated by reference to Exhibit 10.12 to the registrant’s annual report on Form 10-K filed on March 30, 2012).

10.5	Consulting Agreement with Ric Miller Consulting, Inc. dated as of April 1, 2010 (incorporated by reference to Exhibit 10.17 to the registrant’s annual report on Form 10-K filed on March 30, 2012).

10.6	Amended and Restated Employment Agreement with John Quandahl dated as of April 1, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on May 14, 2013).

10.7	First Amendment to Amended and Restated Employment Agreement with John Quandahl dated as of April 1, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on August 15, 2016).

10.8	Credit Agreement with Fifth Third Bank, dated April 22, 2016 (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed on August 15, 2016).

10.9	Amended and Restated Employment Agreement with Angel Donchev, dated effective as of August 16, 2017 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on November 14, 2017).

10.10	Second Amended and Restated Management and Advisory Agreement with Blackstreet Capital Management, LLC, dated effective as of November 1, 2017 (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed on November 14, 2017).

10.11	Consent and Second Loan Modification Agreement with Fifth Third Bank, dated effective as of July 1, 2017 (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q filed on November 14, 2017).

10.12	Consent and Third Loan Modification Agreement with Fifth Third Bank, dated effective as of October 3, 2017 (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q filed on November 14, 2017).

14	Code of Ethics (amended and restated as of September 13, 2017) (filed herewith)

21	List of Subsidiaries (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Schema Document (filed herewith).

101.CAL	XBRL Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Definition Linkbase Document (filed herewith).

101.LAB	XBRL Label Linkbase Document (filed herewith).

101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Capital Resources, Inc.

/s/ John Quandahl	3/29/18
John Quandahl

Chief Executive Officer

/s/ Angel Donchev	3/29/18
Angel Donchev

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Quandahl	3/29/18	/s/ Jonathan Tipton	3/29/18
John Quandahl, Director, Chief Executive Officer, Chief Operating Officer (principal executive officer)		Jonathan Tipton, Director

		/s/ Ellery Roberts	3/29/18
Ellery Roberts, Director

/s/ Angel Donchev	3/29/18	/s/ Kevin Kuby	3/29/18
Angel Donchev, Chief Financial Officer (principal financial officer and principal accounting officer)		Kevin Kuby, Director

		/s/ Richard Miller	3/29/18
Richard Miller, Director