Form 10-Q
period 2018-03-31
WESTERN CAPITAL RESOURCES, INC.
filed 2018-05-15
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2018, the registrant had outstanding 9,390,997 shares of common stock, $0.001 par value per share.

Western Capital Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,125,283	$21,295,819
Short-term investments	44,386,857	32,292,902
Loans receivable (net of allowance for losses of $698,000 and $833,000, respectively)	3,362,498	4,310,003
Accounts receivable (net of allowance for losses of $57,000 and $16,000, respectively)	2,191,743	764,071
Inventory (net of allowance of $577,000 and $576,000, respectively)	10,010,703	9,130,842
Prepaid expenses and other	3,691,137	3,762,974
Escrow and other receivables	3,285,231	3,482,770
TOTAL CURRENT ASSETS	76,053,452	75,039,381

INVESTMENTS	2,000,000	3,000,000

PROPERTY AND EQUIPMENT, net	11,116,899	11,347,234

GOODWILL	5,796,528	5,796,528

INTANGIBLE ASSETS, net	4,819,669	4,987,769

ESCROW FUNDS RECEIVABLE	3,250,000	3,250,000

OTHER	668,807	823,244

TOTAL ASSETS	$103,705,355	$104,244,156

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$11,996,557	$11,897,968
Other current liabilities	1,198,493	1,354,558
Income taxes payable	18,725,244	18,730,647
Note payable – short-term	29,250	51,992
Current portion capital lease obligations	47,858	47,174
Deferred revenue	1,164,450	1,073,600
TOTAL CURRENT LIABILITIES	33,161,852	33,155,939

LONG-TERM LIABILITIES
Notes payable, net of current portion	789,216	789,216
Capital lease obligations, net of current portion	38,934	51,172
Deferred income taxes	1,379,000	1,456,000
Other	98,259	98,259
TOTAL LONG-TERM LIABILITIES	2,305,409	2,394,647

TOTAL LIABILITIES	35,467,261	35,550,586

COMMITMENTS AND CONTINGENCIES (Note 14)

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value, 12,500,000 shares authorized, 9,390,997 shares issued and outstanding.	939	939
Additional paid-in capital	29,031,741	29,031,741
Retained earnings	37,262,637	37,903,204
TOTAL WESTERN SHAREHOLDERS’ EQUITY	66,295,317	66,935,884

NONCONTROLLING INTERESTS	1,942,777	1,757,686

TOTAL EQUITY	68,238,094	68,693,570

TOTAL LIABILITIES AND EQUITY	$103,705,355	$104,244,156

See notes to condensed consolidated financial statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended March 31,
	2018	2017
REVENUES
Sales and associated fees	$23,817,194	$24,559,130
Financing fees and interest	2,174,546	2,233,409
Other revenue	4,467,019	4,899,158
	30,458,759	31,691,697

COST OF REVENUES
Cost of sales	12,166,033	12,067,936
Provisions for loans receivable losses	200,202	237,581
	12,366,235	12,305,517

GROSS PROFIT	18,092,524	19,386,180

OPERATING EXPENSES
Salaries, wages and benefits	9,317,793	8,892,652
Occupancy	3,422,218	2,911,292
Advertising, marketing and development	2,029,315	1,906,553
Depreciation	558,989	326,196
Amortization	214,808	54,401
Other	2,695,240	2,741,787
	18,238,363	16,832,881

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	(145,839)	2,553,299

OTHER INCOME (EXPENSES):
Interest and dividend income	167,511	64,075
Interest expense	(87,598)	(57,371)
	79,913	6,704

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(65,926)	2,560,003

PROVISION FOR INCOME TAX EXPENSE (BENEFIT) FOR CONTINUING OPERATIONS	(80,000)	951,000

NET INCOME FROM CONTINUING OPERATIONS	14,074	1,609,003

LESS NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(185,091)	—

NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	(171,017)	1,609,003

DISCONTINUED OPERATIONS
Income from operations of discontinued operations	—	1,070,321
Less provision for income taxes for discontinued operations	—	(412,000)
Net income from discontinued operations	—	658,321
Less net income from discontinued operations attributable to noncontrolling interests	—	(5,085)
Net income from discontinued operations attributable to Western common shareholders	—	653,236
NET INCOME (LOSS) ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$(171,017)	$2,262,239

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
FROM CONTINUING OPERATIONS - Basic and diluted	$(0.02)	$0.17
FROM DISCONTINUED OPERATIONS - Basic and diluted	$—	$0.07
FROM CONTINUING AND DISCONTINUED OPERATIONS - Basic and diluted	$(0.02)	$0.24

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	9,390,997	9,472,934

See notes to condensed consolidated financial statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	March 31, 2018	March 31, 2017
OPERATING ACTIVITIES
Net income from continuing operations	$14,074	$1,609,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	558,989	326,196
Amortization	214,808	54,401
Share based compensation	—	8,899
Deferred income taxes	(77,000)	66,000
Investments discount amortization	(99,991)	—
Loss (gain) on disposal of property and equipment	170,448	(270)
Changes in operating assets and liabilities:
Loans receivable	947,505	908,337
Accounts receivable	(1,427,672)	(1,085,312)
Inventory	(960,909)	(1,246,831)
Prepaid expenses and other assets	157,752	(831,683)
Accounts payable and accrued expenses	93,186	298,300
Deferred revenue and other current liabilities	(65,215)	(15,825)
Operating cash flows from discontinued operations	—	354,253
Net cash and cash equivalents provided by (used in) operating activities	(474,025)	445,468

INVESTING ACTIVITIES
Purchases of investments	(11,961,900)	—
Proceeds from held-to-maturity investments	1,000,000	—
Purchase of property and equipment	(350,021)	(754,130)
Acquisition of stores, net of cash acquired	(76,707)	—
Advances on note receivable, net	—	(517,844)
Proceeds from installment sale receivable	185,963	—
Proceeds from the disposal of property, plant and equipment	10,000	14,459
Cash received from discontinued operations	—	3,147,493
Net cash and cash equivalents provided by (used in) investing activities	(11,192,665)	1,889,978

FINANCING ACTIVITIES
Payments on notes payable – short-term, net	(22,742)	(25,799)
Payments on line of credit, net	—	(853,544)
Payments on notes payable – long-term	—	(501,669)
Common stock redemption	—	(480,928)
Payments on capital leases	(11,554)	(11,960)
Payment of dividends	(469,550)	(234,775)
Financing activities of discontinued operations	—	(3,178,348)
Net cash and cash equivalents used in financing activities	(503,846)	(5,287,023)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,170,536)	(2,951,577)

CASH AND CASH EQUIVALENTS
Beginning of period	21,295,819	14,159,975
End of period	$9,125,283	$11,208,398

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$2,403	$7,169
Interest paid	$20,869	$135,686

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared according to the instructions to Form 10-Q and Section 210.8-03(b) of Regulation S-X of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

For further information, refer to the Condensed Consolidated Financial Statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2017. The condensed consolidated balance sheet at December 31, 2017, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

Western Capital Resources, Inc. (WCR) is a parent company owning operating subsidiaries, with percentage owned shown parenthetically, as summarized below.

●	Cellular Retail

○	PQH Wireless, Inc. (PQH) (100%) – operates 236 cellular retail stores as of March 31, 2018 (179 100% owned plus 57 through a 70% owned subsidiary), as an exclusive dealer of the Cricket brand.

●	Direct to Consumer

○	J & P Park Acquisitions, Inc. (JPPA) (100%) – an online and direct marketing distribution retailer of 1) live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins, and Wayside Gardens brand names and 2) home improvement and restoration products operating under the Van Dyke’s Restorers brand, as well as a seed wholesaler under the Park Wholesale brand.

○	J & P Real Estate, LLC (JPRE) (100%) – owns real estate utilized as JPPA’s distribution and warehouse facility and the corporate offices of JPPA.

●	Consumer Finance

○	Wyoming Financial Lenders, Inc. (WFL) (100%) – owns and operates “payday” stores (40 as of March 31, 2018) in seven states (Colorado, Iowa, Kansas, Nebraska, North Dakota, Wisconsin and Wyoming) providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

○	Express Pawn, Inc. (EPI) (100%) – owns and operates retail pawn stores (three as of March 31, 2018) in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of merchandise obtained from forfeited pawn loans or purchased from customers.

●	Discontinued Operations 2017 - Franchise

○	AlphaGraphics, Inc. (AGI) – franchisor of domestic and international AlphaGraphics Business Centers which specialize in the planning, production, and management of visual communications for businesses and individuals throughout the world. AGI was sold on October 2, 2017.

References in these financial statement notes to “Company” or “we” refer to Western Capital Resources, Inc. and its subsidiaries. References to specific companies within our enterprise, such as” “PQH,” “JPPA,” “JPRE,” “WFL,” “EPI” or “AGI” are references only to those companies.

Basis of Consolidation

The consolidated financial statements include the accounts of the WCR, its wholly owned subsidiaries and other entities in which the Company owns a controlling financial interest. For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of Financial Accounting Standards Board Accounting Standards Codification (ASC) 810, “Consolidation” applicable to reporting the equity and net income or loss attributable to noncontrolling interests. All significant intercompany balances and transactions of the Company have been eliminated in consolidation, with the exception of the presentation of dividends received from discontinued subsidiary operations in the Condensed Consolidated Statement of Cash Flows.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Significant management estimates relate to the loans and accounts receivable allowance, carrying value and impairment of long-lived goodwill and intangible assets, inventory valuation and obsolescence, estimated useful lives of property and equipment, gift certificate and merchandise credits liability and deferred taxes and tax uncertainties.

Reclassifications

Certain Statements of Income and Statements of Cash Flows reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the three months ended March 31, 2018.

In accordance with ASC 205-20-45-6, interest on debt required to be paid as a result of our Franchise segment disposal transaction has been allocated to discontinued operations and, in accordance with ASC 205-20-45-9, general corporate overhead has not been allocated to discontinued operations. These re-allocations and related income tax have been made in the presentation of our prior financial statements and accompanying notes.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP. This standard is effective for annual and interim periods beginning after December 15, 2017. The Company has adopted this standard as of January 1, 2018 applying it on a retrospective basis as of the date adopted and determined it had no impact on our financial condition, results of operations and consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), related to recognition of lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that annual period, with early adoption permitted and to be applied using a modified retrospective approach. The Company is currently evaluating the impact the ASU will have on our financial condition, results of operations and consolidated financial statements and expects its adoption to have a material impact on our financial condition due to a material addition of operating lease assets and liabilities in accordance with the ASU.

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

The above rule or any other adverse change in present federal, state, or local laws or regulations that govern or otherwise affect lending could result in the Consumer Finance segment’s curtailment or cessation of operations in certain or all jurisdictions or locations. Furthermore, any failure to comply with any applicable federal, state or local laws or regulations could result in fines, litigation, closure of one or more store locations or negative publicity. Any such change or failure would have a corresponding impact on the Company’s and segment’s results of operations and financial condition, primarily through a decrease in revenues resulting from the cessation or curtailment of operations, decrease in operating income through increased legal expenditures or fines, and could also negatively affect the Company’s general business prospects due to lost or decreased operating income or if negative publicity affects its ability to obtain additional financing as needed.

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

The following table shows the Company’s cash equivalents and held-to-maturity investments, by significant investment category, recorded as cash equivalents or short- and long-term investments as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Cash and cash equivalents
Operating accounts	$8,778,235	$10,524,923
Certificates of deposit	—	750,000
Money Market Mutual Funds - U.S. Treasury obligations	347,048	10,020,896
Subtotal	9,125,283	21,295,819

Held to Maturity Investments
Certificates of deposit	14,297,734	13,250,000
T-Bill Zero CPN	32,089,123	22,042,902
Subtotal	46,386,857	35,292,902

TOTAL	$55,512,140	$56,588,721

As of March 31, 2018, held to maturity securities consisted of the following:

	Cost	Accrued Interest	Amortized Discount	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Certificates of Deposit	$14,250,000	$47,734	$—	$14,297,734	$(87,544)	$14,210,190
Treasury Bills	$31,961,012	$—	$128,111	$32,089,123	$(1,897)	$32,087,226

4.	Loans Receivable –

The Consumer Finance segment’s outstanding loans receivable aging was as follows:

March 31, 2018
	Payday	Installment	Pawn & Title	Total
Current	$2,773,711	$190,525	$263,650	$3,227,886
1-30	166,548	38,121	—	204,669
31-60	108,590	23,535	—	132,125
61-90	145,640	15,484	—	161,124
91-120	97,171	9,294	—	106,465
121-150	112,903	3,299	—	116,202
151-180	110,344	1,683	—	112,027
	3,514,907	281,941	263,650	4,060,498
Less Allowance	(627,000)	(71,000)	—	(698,000)
	$2,887,907	$210,941	$263,650	$3,362,498

December 31, 2017
	Payday	Installment	Pawn & Title	Total
Current	$3,550,077	$271,926	$318,361	$4,140,364
1-30	216,376	47,356	—	263,732
31-60	187,916	27,766	—	215,682
61-90	150,278	17,976	—	168,254
91-120	110,943	11,870	—	122,813
121-150	131,171	4,748	—	135,919
151-180	93,222	3,017	—	96,239
	4,439,983	384,659	318,361	5,143,003
Less Allowance	(745,000)	(88,000)	—	(833,000)
	$3,694,983	$296,659	$318,361	$4,310,003

5.	Loans Receivable Allowance –

A rollforward of the Consumer Finance segment’s loans receivable allowance is as follows:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Loans receivable allowance, beginning of period	$833,000	$1,036,000
Provision for loan losses charged to expense	200,202	1,122,144
Charge-offs, net	(335,202)	(1,325,144)
Loans receivable allowance, end of period	$698,000	$833,000

6.	Accounts Receivable –

A breakdown of accounts receivables by segment as of March 31, 2018 and December 31, 2017 are as follows:

March 31, 2018
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$315,549	$1,920,585	$12,609	$2,248,743
Less allowance	—	(57,000)	—	(57,000)
Net account receivable	$315,549	$1,863,585	$12,609	$2,191,743

December 31, 2017
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$399,459	$365,476	$15,136	$780,071
Less allowance	—	(16,000)	—	(16,000)
Net account receivable	$399,459	$349,476	$15,136	$764,071

7.	Inventory –

Finished goods inventory, net of allowance, by segment consists of the following:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Cellular Retail	$5,742,969	$5,287,932
Direct to Consumer	3,457,377	2,988,052
Consumer Finance	810,357	854,858
	$10,010,703	$9,130,842

8.	Notes Payable – Long Term –

	March 31, 2018	December 31, 2017
Subsidiary subordinated note payable to seller with monthly interest only payments at 6%, guaranteed by PQH, maturing August 5, 2022 when the principal balance is due.	789,216	789,216
Total	789,216	789,216
Less current maturities	—	—
	$789,216	$789,216

The Company is party to a Credit Agreement with a financial institution entered into on April 22, 2016 and subject to subsequent amendments. The Credit Agreement provides the Company with a revolving line of credit facility in an aggregate amount up to $3,000,000, having a maturity date of April 21, 2018 and an acquisition loan facility in an aggregate amount of up to $9,000,000, having a maturity date of April 21, 2018. The revolver and the acquisition loan facility bear interest at a floating per annum rate equal to one-month LIBOR plus 3.50%, adjusted on a monthly basis. Funds advanced under the acquisition loan facility mature five years from the date of advance. At March 31, 2018, the entire $12,000,000 of credit was available under the credit facilities. See Notes 14 and 15 for additional terms, conditions and amendment related to the Credit Agreement.

9.	Income Taxes –

The provision for income taxes for continuing operations is 121.3% and 37.1% of income before the provision for income taxes for the three month period ended March 31, 2018 and 2017, respectively. The significant difference in rate is the result of the 2018 net income attributable to noncontrolling interests not being subjected to income tax at the corporate level. Rather the “passthrough” taxable income is taxed to the noncontrolling interests at an individual level.

10.	Cash Dividends –

Date declared	January 18, 2018
Record date	February 9, 2018
Date paid	February 14, 2018
Dividend per share of common stock	$0.05

11.	Other Operating Expense –

A breakout of other expense is as follows:

	For The Three Months Ended March 31,
	2018	2017
Bank fees	$502,564	$532,175
Collection costs	84,605	89,894
Insurance	205,295	240,740
Management and advisory fees	193,710	153,481
Professional and consulting fees	543,096	662,089
Supplies	217,436	324,136
Other	948,534	739,272
	$2,695,240	$2,741,787

12.	Discontinued Operations –

As more fully disclosed in Note 19 of the Notes to Consolidated Financial Statements for the year ended December 31, 2017, on October 3, 2017 the Company closed on the sale of its franchise segment.

In accordance with the provisions of ASC 205-20, the Company has not included the results of operations of the Franchise segment in the results from continuing operations. The results of operations for this business have been reflected as discontinued operations in the unaudited Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2017, and consist of the following:

Three Months Ended
March 31, 2017
REVENUES OF DISCONTINUED OPERATIONS	$3,943,309

COST OF REVENUES OF DISCONTINUED OPERATIONS	648,197

GROSS PROFIT OF DISCONTINUED OPERATIONS	3,295,112

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
Salaries, wages and benefits	1,098,739
Occupancy	42,764
Advertising, marketing and development	102,597
Depreciation	24,092
Amortization	86,118
Other	789,700
2,144,010

OPERATING INCOME OF DISCONTINUED OPERATIONS	1,151,102

OTHER INCOME (EXPENSE) OF DISCONTINUED OPERATIONS
Interest expense	(80,781)

INCOME BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	1,070,321

PROVISION FOR INCOME TAXES OF DISCONTINUED OPERATIONS	412,000

NET INCOME OF DISCONTINUED OPERATIONS	658,321

Less net income of discontinued operations attributable to noncontrolling interests	(5,085)

NET INCOME OF DISCONTINUED OPERATIONS ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$653,236

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations of the Franchise segment in the Consolidated Statements of Cash Flows. The cash flow activity from discontinued operations have been reflected as discontinued operations in the Consolidated Statements of Cash Flows for the three month period ended March, 2017, and consist of the following:

Three Months Ended
March 31, 2017
DISCONTINUED OPERATING ACTIVITIES
Net income of discontinued operations	$658,321
Adjustments to reconcile net income of discontinued operations to net cash provided by operating activities of discontinued operations:
Depreciation	24,092
Amortization	86,118
Share based compensation	2,243
Deferred income taxes	(29,000)
Changes in operating assets and liabilities:
Accounts receivable	(606,126)
Prepaid expenses and other assets	114,753
Accounts payable and accrued expenses	(597,356)
Deferred revenue and other current liabilities	682,016
Other liabilities – long-term	19,192
Net cash provided by operating activities of discontinued operations	$354,253

FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS
Principal payments on capital lease obligations	$(7,620)
Dividends to shareholders	(3,170,728)
Net cash used in financing activities of discontinued operations	$(3,178,348)

13.	Segment Information –

Segment information related to the three month periods ended March 31, 2018 and 2017 for continuing operations is presented below:

Three Months Ended March 31, 2018 (in thousands)
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$17,107	$10,681	$2,671	$—	$30,459
Net income (loss)	$(375)	$329	$331	$(271)	$14
Total segment assets	$27,567	$15,092	$7,003	$54,043	$103,705
Expenditures for segmented assets	$117	$310	$—	$—	$427
Three Months Ended March 31, 2017 (in thousands)
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Discontinued Operations	Total

Revenue from external customers	$17,045	$11,904	$2,743	$—	$—	$31,692
Net income (loss)	$669	$866	$254	$(180)	$—	$1,609
Total segment assets	$24,794	$15,429	$8,047	$4,076	$8,879	$61,225
Expenditures for segmented assets	$673	$81	$—	$—	$—	$754

14.	Commitments and Contingencies –

Employment Agreements

Pursuant to the Company’s numerous employment agreements, bonuses for continuing operation of approximately $73,000 and $256,000 were accrued for the three month periods ended March 31, 2018 and 2017, respectively.

Credit Facility

The Company is party to a Credit Agreement with a financial institution. Certain Company subsidiaries are guarantors of the borrowings and obligations under the Credit Agreement. All borrowings under the Credit Agreement are secured by substantially all assets of WCR and the guarantor subsidiaries.

The Credit Agreement requires WCR to meet certain financial tests, including a leverage ratio and a fixed charge coverage ratio, as defined in the Credit Agreement. Subject to certain exceptions, the Credit Agreement contains covenants limiting the Company’s ability to (or to permit the guarantor subsidiaries to) merge or consolidate with, or engage in a sale of substantially all assets to, any party, but WCR or any guarantor subsidiary generally may nonetheless merge with another party if (i) WCR or guarantor subsidiary is the entity surviving such merger, and (ii) immediately after giving effect to such merger, no default shall have occurred and be continuing under the Credit Agreement. Subject to certain exceptions, the Credit Agreement also contains covenants limiting WCR’s ability to (or to permit the guarantor subsidiaries to) create liens on assets, incur additional indebtedness, make certain types of investments, and pay dividends or make certain other types of restricted payments, but WCR may nonetheless pay dividends to its shareholders if (a) there are no outstanding loans or unpaid interest under the revolving credit facility, and (b) no default shall have occurred and be continuing under the Credit Agreement. Some covenant waivers were granted by the financial institution during the period ended March 31, 2018.

Assigned Leases

The Company’s Cellular Retail segment has transferred operations of 37 locations to other dealers. Minimum lease payments of assigned or assumed non-cancelable operating leases related to transferred locations in which a release has not been obtained from the lessor are approximately $3,000,000 as of March 31, 2018.

15.	Subsequent Events –

Credit Facility

On April 26, 2018 the Company entered into a Fourth Loan Modification Agreement related to the Credit Agreement with a financial institution, pursuant to which, among other things, the maturity date of the Credit Agreement was extended to April 21, 2020 and the financial covenants were modified by removing the consolidated leverage ratio and consolidated fixed charge coverage ratio covenants and adding a minimum liquidity covenant.

Dividend Declared

Our Board of Directors declared the following dividend:

Date declared	May 2, 2018
Record date	May 17, 2018
Date paid	May 24, 2018
Dividend per share of common stock	$0.05

We evaluated all events or transactions that occurred after March 31, 2018 up through the date we issued these financial statements. During this period we did not have any material subsequent events that impacted our financial statements.

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

Specific factors that might cause actual results to differ from our expectations embodied in our forward-looking statements, or that might affect the value of the common stock, include but are not limited to:

●	the seasonal nature of the products sold in our Direct to Consumer segment - a significant portion of pre-tax net income contributed by the segment is earned during the months of March through May and December, consequently the third quarter of each year typically results in a net loss;

●	the success of new stores related to our expansion plans in the Cellular Retail segment;

●	changes in federal, state or local laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations;

●	litigation and regulatory actions directed toward us or the industries in which we operate, particularly in certain key states or nationally;

●	our need for additional financing;

●	unpredictability or uncertainty in financing markets which could impair our ability to grow our business through acquisitions;

●	changes in Cricket dealer compensation;

●	failure of or disruption caused by a significant vendor;

●	outside factors that affect our ability to obtain product and fulfill orders; and

●	our ability to successfully operate or integrate recent or future business acquisitions.

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Industry data and other statistical information used in this report are based on independent publications, government publications, reports by market research firms or other published independent sources.  Some data is also based on our good faith estimates, derived from our review of internal surveys and the independent sources listed above.  Although we believe these sources are reliable, we have not independently verified the information.

OVERVIEW

Western Capital Resources, Inc. (WCR or Western Capital), a Delaware corporation originally incorporated in Minnesota in 2001 and reincorporated in Delaware in 2016, is a holding company having a controlling interest in subsidiaries operating in the following industries and operating segments:

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

The Company does not specifically reserve for any individual payday, installment or title loan.  The Company aggregates loan types for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio. This methodology takes into account several factors, including (1) the amount of loan principal, interest and fee outstanding, (2) historical charge offs from loans that originated during the last 24 months, (3) current and expected collection patterns and (4) current economic trends. The Company utilizes a software program to assist with the tracking of its historical portfolio statistics. A loan loss allowance is maintained for anticipated losses for payday and installment loans based primarily on our historical percentages by loan type of net charge offs, applied against the applicable balance of loan principal, interest and fees outstanding. The Company also periodically performs a look-back analysis on its loan loss allowance to verify the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. The Company is aware that as conditions change, it may also need to make additional allowances in future periods. Loan losses or charge-offs of pawn or title loans are not recorded because the value of the collateral exceeds the loan amount. See Note 5 to our condensed consolidated financial statements included in this report for a rollforward of our loans receivable allowance.

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

Results of Operations – Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net income (loss) for continuing operations attributable to our common shareholders was $(0.17) million, or ($0.02) per share (basic and diluted), for the quarter ended March 31, 2018, compared to $1.61 million, or $0.17 per share (basic and diluted), for the quarter ended March 31, 2017.

We expect segment operating results and earnings per share to change throughout 2018 due, at least in part, to the seasonality of the Direct to Consumer and Cellular Retail segments, retraction in the Cellular Retail segment, and potential mergers and acquisitions activity.

Following is a discussion of operating results by segment.

The following table provides revenues and net income attributable to WCR common shareholders by continuing operating segment for the quarters ended March 31, 2018 and March 31, 2017 (in thousands):

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Three Months Ended March 31, 2018
Revenue	$17,107	$10,681	$2,671	$—	$30,459
% of total revenue	56.1%	35.1%	8.8%	—%	100.0%
Net income (loss)	$(375)	$329	$331	$(271)	$14
Net income (loss) attributable to noncontrolling interests	$185	$—	$—	$—	$185
Net income (loss) attributable to WCR common shareholders	$(560)	$329	$331	$(271)	$(171)

Three Months Ended March 31, 2017
Revenue	$17,045	$11,904	$2,743	$—	$31,692
% of total revenue	53.8%	37.5%	8.7%	—%	100.0%
Net income (loss)	$669	$866	$254	$(180)	$1,609
Net income (loss) attributable to noncontrolling interests	$—	$—	$—	$—	$—
Net income (loss) attributable to WCR common shareholders	$669	$866	$254	$(180)	$1,609

Cellular Retail

A summary table of the number of Cricket cellular retail stores we operated during the quarter ended March 31, 2018 and 2017 follows:

	2018	2017
Beginning	278	198
Acquired/ Launched	1	46
Closed/Transferred	(43)	—
Ending	236	244

The Cellular Retail segment has achieved substantial growth in location count since the beginning of 2017 as a result of our expansion initiative. While some newly launched locations are performing well, others have been slow to ramp up. Due to the underperformance, as is evident in the number of locations closed or transferred to other Cricket dealers thus far in 2018, we have accelerated store count reductions that we had anticipated occurring at a later date. Because the growth initiative included leased properties with three to five year terms, there will be additional costs incurred to terminate leases or sublet leased properties of closed locations.

Direct to Consumer

The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual revenue and net income in the months of March through May and December due to the seasonal products it sells. For the current quarter, the Direct to Consumer segment had net income of $0.33 million compared to net income of $0.87 million for the comparable prior year period. Revenues for the three month period ended March 31, 2018 were $10.68 million compared to $11.90 million for the comparable period in 2017. In 2018 we have experienced some delays in sales due to weather conditions and shipping zones not opening up as early as 2017. In the quarter ended March 31, 2018 we incurred approximately $222,000 of nonrecurring expenses to relocate distribution for our Van Dyke’s Restorers brand. Distribution services previously provided by an outsourced 3PL will now be performed in-house from our South Carolina facility.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the quarters ended March 31, 2018 and 2017 follows:

	2018	2017
Beginning	41	41
Acquired/ Launched	—	—
Closed	—	—
Ending	41	41

Our Consumer Finance segment revenues decreased $0.72 million, or 2.6%, for the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017. Our net income for the same period increased 30.3% over the same period of the prior year largely due to reduction of ongoing expenses and income tax expense.

Corporate

Costs related to our Corporate segment were $0.27 million for the quarter ended March 31, 2018 compared to $0.18 million for the quarter ended March 31, 2017. The period over period increase is primarily due to interest expense. Because we have no outstanding balances on the parent level credit facility and no operating segment is receiving direct benefit from it, current period unused line fees and amortization of loan costs have been treated as a corporate expense.

Consolidated Income Tax Expense

Provision for income tax benefit for continuing operations for the quarter ended March 31, 2018 was ($0.08) million compared to income tax expense of $0.95 million for the quarter ended March 31, 2017 for an effective rate of 121.30% and 37.10%, respectively.

The significant difference in rate is the result of the 2018 net income attributable to noncontrolling interests not being subjected to income tax at the corporate level. Rather the “passthrough” taxable income is taxed to the noncontrolling interests at an individual level.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three Months Ended March 31,
	2018	2017
Cash flows provided (used) by:
Operating activities	$(474,025)	$445,468
Investing activities	(11,192,665)	1,889,978
Financing activities	(503,846)	(5,287,023)
Net decrease in cash	(12,170,536)	(2,951,577)
Cash, beginning of period	21,295,819	14,159,975
Cash, end of period	$9,125,283	$11,208,398

At March 31, 2018, we had cash and cash equivalents of $9.13 million and highly liquid investments of $46.4 million compared to cash and cash equivalents of $11.21 million on March 31, 2017. For 2018, we believe that our available cash, combined with expected cash flows from operations and our held-to-maturity investments, will be sufficient to fund our liquidity and capital expenditure requirements through March of 2019. We also have a $3,000,000 revolving credit facility and a $9,000,000 acquisition credit facility available to us. Our expected short-term uses of available cash include the funding of operating activities, payment of income tax liabilities related to our sale of the Franchise segment and the payment of dividends.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2018.

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

As of March 31, 2018, our Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit	Description

10.1	Consent and Fourth Amendment Agreement, dated April 26, 2018, by and among the Company, certain subsidiaries named therein and Fifth Third Bank (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 2, 2018).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Schema Document (filed herewith).

101.CAL	XBRL Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Definition Linkbase Document (filed herewith).

101.LAB	XBRL Label Linkbase Document (filed herewith).

101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2018	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Angel Donchev
Angel Donchev
Chief Financial Officer