Form 10-Q
period 2018-06-30
WESTERN CAPITAL RESOURCES, INC.
filed 2018-08-14
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2018, the registrant had outstanding 9,390,997 shares of common stock, $0.0001 par value per share.

Western Capital Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,363,945	$21,295,819
Short-term investments	19,661,285	32,292,902
Loans receivable (net of allowance for losses of $661,000 and $833,000, respectively)	3,883,829	4,310,003
Accounts receivable (net of allowance for losses of $23,000 and $16,000, respectively)	666,164	764,071
Inventory (net of allowance of $547,000 and $576,000, respectively)	8,166,607	9,130,842
Prepaid income taxes	426,524	—
Prepaid expenses and other	2,981,296	3,762,974
Escrow and other receivables	3,312,924	3,482,770
TOTAL CURRENT ASSETS	49,462,574	75,039,381

INVESTMENTS	5,758,418	3,000,000

PROPERTY AND EQUIPMENT, net	10,661,078	11,347,234

GOODWILL	5,796,528	5,796,528

INTANGIBLE ASSETS, net	4,605,356	4,987,769

ESCROW FUNDS RECEIVABLE	3,250,000	3,250,000

OTHER	627,356	823,244

TOTAL ASSETS	$80,161,310	$104,244,156

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,583,296	$11,897,968
Other current liabilities	1,093,011	1,354,558
Income taxes payable	—	18,730,647
Note payable – short-term	—	51,992
Current portion capital lease obligations	48,560	47,174
Deferred revenue	662,092	1,073,600
TOTAL CURRENT LIABILITIES	10,386,959	33,155,939

LONG-TERM LIABILITIES
Notes payable, net of current portion	789,216	789,216
Capital lease obligations, net of current portion	26,523	51,172
Deferred income taxes	1,330,000	1,456,000
Other	98,259	98,259
TOTAL LONG-TERM LIABILITIES	2,243,998	2,394,647

TOTAL LIABILITIES	12,630,957	35,550,586

COMMITMENTS AND CONTINGENCIES (Note 14)

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 12,500,000 shares authorized, 9,390,997 shares issued and outstanding.	939	939
Additional paid-in capital	29,031,741	29,031,741
Retained earnings	36,706,538	37,903,204
TOTAL WESTERN SHAREHOLDERS’ EQUITY	65,739,218	66,935,884

NONCONTROLLING INTERESTS	1,791,135	1,757,686

TOTAL EQUITY	67,530,353	68,693,570

TOTAL LIABILITIES AND EQUITY	$80,161,310	$104,244,156

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
REVENUES
Sales and associated fees	$23,681,740	$24,739,956	$47,498,934	$49,299,086
Financing fees and interest	2,072,114	2,119,747	4,246,660	4,353,156
Other revenue	4,026,503	4,897,196	8,493,522	9,796,354
Total Revenues	29,780,357	31,756,899	60,239,116	63,448,596

COST OF REVENUES
Cost of sales	12,395,630	12,766,964	24,561,663	24,834,901
Provisions for loans receivable losses	241,183	250,734	441,385	488,315
Total Cost of Revenues	12,636,813	13,017,698	25,003,048	25,323,216

GROSS PROFIT	17,143,544	18,739,201	35,236,068	38,125,380

OPERATING EXPENSES
Salaries, wages and benefits	8,415,533	9,238,501	17,733,326	18,131,153
Occupancy	3,084,870	3,133,620	6,507,088	6,044,912
Advertising, marketing and development	2,438,708	2,212,029	4,468,023	4,118,583
Depreciation	463,103	349,492	1,022,092	675,687
Amortization	214,313	53,255	429,121	107,657
Other	2,580,645	2,667,016	5,275,885	5,408,737
Total Operating Expenses	17,197,172	17,653,913	35,435,535	34,486,729

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	(53,628)	1,085,288	(199,467)	3,638,651

OTHER INCOME (EXPENSES):
Dividend and interest income	144,175	67,564	311,686	131,639
Interest expense	(50,138)	(51,707)	(137,736)	(109,078)
	94,037	15,857	173,950	22,561

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	40,409	1,101,145	(25,517)	3,661,212

PROVISION FOR INCOME TAX EXPENSE (BENEFIT) FOR CONTINUING OPERATIONS	(61,000)	352,000	(141,000)	1,303,000

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	101,409	749,145	115,483	2,358,212

LESS NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(187,958)	—	(373,049)	—

NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	(86,549)	749,145	(257,566)	2,358,212

DISCONTINUED OPERATIONS
Income from operations of discontinued operations	—	1,607,390	—	2,677,649
Less provision for income taxes for discontinued operations	—	(605,000)	—	(1,017,000)
Net income from discontinued operations	—	1,002,390	—	1,660,649
Less net income from discontinued operations attributable to noncontrolling interests	—	(7,436)	—	(12,521)
Net income from discontinued operations attributable to noncontrolling interests	—	994,954	—	1,648,128
NET INCOME (LOSS) ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$(86,549)	$1,744,099	$(257,566)	$4,006,340

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
FROM CONTINUING OPERATIONS - Basic and diluted	$(0.01)	$0.08	$(0.03)	$0.25
FROM DISCONTINUED OPERATIONS - Basic and diluted	$—	$0.11	$—	$0.17
FROM CONTINUING AND DISCONTINUED OPERATIONS - Basic and diluted	$(0.01)	$0.19	$(0.03)	$0.42

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	9,390,997	9,390,997	9,390,997	9,431,739

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
OPERATING ACTIVITIES
Net income from continuing operations	$115,483	$2,358,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,022,092	675,687
Amortization	429,121	107,657
Share based compensation	—	16,660
Deferred income taxes	(126,000)	(34,000)
Loss on disposal of property and equipment	421,472	24,530
Income from investments	(12,705)	—
Changes in operating assets and liabilities:
Loans receivable	426,174	498,844
Accounts receivable	97,907	223,036
Inventory	883,187	(557,071)
Prepaid expenses and other assets	416,823	(296,548)
Accounts payable and accrued expenses	(22,045,319)	(3,649,890)
Deferred revenue and other current liabilities	(673,055)	(346,391)
Operating cash flows from discontinued operations	—	1,561,034
Net cash and cash equivalents provided by (used in) operating activities	(19,044,820)	581,760

INVESTING ACTIVITIES
Purchases of investments	(26,564,181)	—
Proceeds from held-to-maturity investments	36,461,012	—
Purchase of property and equipment	(549,186)	(1,406,595)
Acquisition of stores, net of cash acquired	(76,707)	—
Advances on note receivable, net	—	(513,744)
Proceeds from installment sale receivable	185,963	—
Proceeds from the disposal of property, plant and equipment	10,000	14,459
Cash received from discontinued operations	—	4,237,135
Investing activities of discontinued operations	—	(13,326)
Net cash and cash equivalents provided by investing activities	9,466,901	2,317,929

FINANCING ACTIVITIES
Payments on notes payable – short-term, net	(51,992)	(34,755)
Payments on line of credit, net	—	(998,426)
Payments on notes payable – long-term	—	(950,264)
Common stock redemption	—	(480,928)
Payments on capital leases	(23,263)	(23,970)
Payment of dividends to noncontrolling interests	(339,600)	—
Payment of dividends	(939,100)	(234,775)
Financing activities of discontinued operations	—	(4,276,140)
Net cash and cash equivalents used in financing activities	(1,353,955)	(6,999,258)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,931,874)	(4,099,569)

CASH AND CASH EQUIVALENTS
Beginning of period	21,295,819	14,159,975
End of period	$10,363,945	$10,060,406

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$19,145,172	$3,401,436
Interest paid	$75,052	$239,290

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

●	Cellular Retail

o	PQH Wireless, Inc. (PQH) (100%) – operates 225 cellular retail stores as of June 30, 2018 (168 100% owned plus 57 through a 70% owned subsidiary), as an exclusive dealer of the Cricket brand.

●	Direct to Consumer

o	J & P Park Acquisitions, Inc. (JPPA) (100%) – an online and direct marketing distribution retailer of 1) live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins, and Wayside Gardens brand names and 2) home improvement and restoration products operating under the Van Dyke’s Restorers brand, as well as a seed wholesaler under the Park Wholesale brand.

o	J & P Real Estate, LLC (JPRE) (100%) – owns real estate utilized as JPPA’s distribution and warehouse facility and the corporate offices of JPPA.

●	Consumer Finance

o	Wyoming Financial Lenders, Inc. (WFL) (100%) – owns and operates “payday” stores (41 as of June 30, 2018) in seven states (Colorado, Iowa, Kansas, Nebraska, North Dakota, Wisconsin and Wyoming) providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

o	Express Pawn, Inc. (EPI) (100%) – owns and operates retail pawn stores (three as of June 30, 2018) in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of merchandise obtained from forfeited pawn loans or purchased from customers.

●	Discontinued Operations 2017 - Franchise

o	AlphaGraphics, Inc. (AGI) – franchisor of domestic and international AlphaGraphics BusinessCenters. AGI was sold on October 2, 2017.

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

Reclassifications

Certain Statements of Operations and Statements of Cash Flows reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the three and six months ended June 30, 2018.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new revenue recognition standard that supersedes nearly all existing revenue recognition guidance under US GAAP. This standard is effective for annual and interim periods beginning after December 15, 2017. The Company has adopted this standard as of January 1, 2018 applying it on a retrospective basis as of the date adopted and determined it had no impact on our financial condition, results of operations and consolidated financial statements.

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

In addition, the passage of federal, state or local laws and regulations or changes in interpretations of them could, at any point, essentially prohibit the Consumer Finance segment from conducting its lending business in its current form. Any such legal or regulatory change would have a material and adverse effect on the Company, its operating results, financial condition and prospects, and perhaps even the viability of the Consumer Finance segment.

3.	Cash Equivalents and Investments –

The following table shows the Company’s cash equivalents and held-to-maturity investments, by significant investment category, recorded as cash equivalents or short- and long-term investments:

	June 30, 2018	December 31, 2017
Cash and cash equivalents
Operating accounts	$9,333,301	$10,524,923
Certificates of deposit	—	750,000
Money Market Mutual Funds - U.S. Treasury obligations	1,030,644	10,020,896
Subtotal	10,363,945	21,295,819

Held to Maturity Investments
Certificates of deposit	14,810,493	13,250,000
T-Bills and Notes	10,609,210	22,042,902
Subtotal	25,419,703	35,292,902

TOTAL	$35,783,648	$56,588,721

As of June 30, 2018, held to maturity securities consisted of the following:

	Cost	Accrued Interest	Amortized Discount	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Certificates of Deposit	$14,750,000	$60,493	$—	$14,810,493	$(110,671)	$14,699,822
Treasury Bills and Notes	$10,581,103	$8,418	$19,689	$10,609,210	$(37,456)	$10,571,754

4.	Loans Receivable –

The Consumer Finance segment’s outstanding loans receivable aging is as follows:

June 30, 2018
	Payday	Installment	Pawn & Title	Total
Current	$3,178,299	$252,555	$294,855	$3,725,709
1-30	219,087	41,560	—	260,647
31-60	146,493	17,940	—	164,433
61-90	99,662	13,787	—	113,449
91-120	76,787	10,928	—	87,715
121-150	69,148	7,974	—	77,122
151-180	111,815	3,939	—	115,754
	3,901,291	348,683	294,855	4,544,829
Less Allowance	(585,000)	(76,000)	—	(661,000)
	$3,316,291	$272,683	$294,855	$3,883,829

December 31, 2017
	Payday	Installment	Pawn & Title	Total
Current	$3,550,077	$271,926	$318,361	$4,140,364
1-30	216,376	47,356	—	263,732
31-60	187,916	27,766	—	215,682
61-90	150,278	17,976	—	168,254
91-120	110,943	11,870	—	122,813
121-150	131,171	4,748	—	135,919
151-180	93,222	3,017	—	96,239
	4,439,983	384,659	318,361	5,143,003
Less Allowance	(745,000)	(88,000)	—	(833,000)
	$3,694,983	$296,659	$318,361	$4,310,003

5.	Loans Receivable Allowance –

A rollforward of the Consumer Finance segment’s loans receivable allowance is as follows:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Loans receivable allowance, beginning of period	$833,000	$1,036,000
Provision for loan losses charged to expense	441,385	1,122,144
Charge-offs, net	(613,385)	(1,325,144)
Loans receivable allowance, end of period	$661,000	$833,000

6.	Accounts Receivable –

A breakdown of accounts receivables by segment is as follows:

June 30, 2018
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$332,625	$346,666	$9,873	$689,164
Less allowance	—	(23,000)	—	(23,000)
Net account receivable	$332,625	$323,666	$9,873	$666,164

December 31, 2017
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$399,459	$365,476	$15,136	$780,071
Less allowance	—	(16,000)	—	(16,000)
Net account receivable	$399,459	$349,476	$15,136	$764,071

7.	Inventory –

Finished goods inventory, net of allowance, by segment consists of the following:

	June 30, 2018	December 31, 2017
Cellular Retail	$5,374,222	$5,287,932
Direct to Consumer	1,938,740	2,988,052
Consumer Finance	853,645	854,858
	$8,166,607	$9,130,842

8.	Notes Payable – Long Term –

	June 30, 2018	December 31, 2017
Subsidiary subordinated note payable to seller with monthly interest only payments at 6%, guaranteed by PQH, maturing August 5, 2022 when the principal balance is due.	789,216	789,216
Total	789,216	789,216
Less current maturities	—	—
	$789,216	$789,216

The Company is party to a Credit Agreement with a financial institution entered into on April 22, 2016 and last amended on April 26, 2018. The Credit Agreement provides the Company with a revolving line of credit facility in an aggregate amount up to $3,000,000, having a maturity date of April 21, 2020 and an acquisition loan facility in an aggregate amount of up to $9,000,000, having a maturity date of April 21, 2020. The revolver and the acquisition loan facility bear interest at a floating per annum rate equal to one-month LIBOR plus 3.50%, adjusted on a monthly basis. Funds advanced under the acquisition loan facility mature five years from the date of advance. At June 30, 2018, the entire $12,000,000 of credit was available under the credit facilities. See Note 14 for additional terms, conditions and amendments related to the Credit Agreement.

9.	Income Taxes –

The provision for income taxes for continuing operations is (552.6)% and 35.6% of income before the provision for income taxes for the six month period ended June 30, 2018 and 2017, respectively. The significant difference in rate is the result of the 2018 net income attributable to noncontrolling interests not being subjected to income tax at the corporate level. Rather the “passthrough” taxable income is taxed to the noncontrolling interests at an individual level.

10.	Cash Dividends –

Our Board of Directors declared the following dividends payable in 2018:

Date Declared	Record Date	Dividend Per Share	Payment Date
January 18, 2018	February 9, 2018	$0.05	February 14, 2018
May 2, 2018	May 17, 2018	$0.05	May 24, 2018

11.	Other Operating Expense –

A breakout of other expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Bank fees	$533,813	$573,040	$1,036,377	$1,105,215
Collection costs	81,587	91,528	166,192	181,422
Insurance	198,334	256,531	403,629	497,271
Management and advisory fees	196,799	190,662	390,509	344,143
Professional and consulting fees	361,915	486,737	905,011	1,148,826
Supplies	170,054	414,381	387,490	738,517
Other	1,038,143	654,137	1,986,677	1,393,343
	$2,580,645	$2,667,016	$5,275,885	$5,408,737

12.	Discontinued Operations –

As more fully disclosed in Note 19 of the Notes to Consolidated Financial Statements for the year ended December 31, 2017, on October 3, 2017 the Company closed on the sale of its franchise segment.

In accordance with the provisions of ASC 205-20, the Company has not included the results of operations of the Franchise segment in the results from continuing operations. The results of operations for this business have been reflected as discontinued operations in the unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2017, and consist of the following:

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
REVENUES OF DISCONTINUED OPERATIONS	$4,033,512	$7,976,821

COST OF REVENUES OF DISCONTINUED OPERATIONS	729,476	1,377,673

GROSS PROFIT OF DISCONTINUED OPERATIONS	3,304,036	6,599,148

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
Salaries, wages and benefits	1,013,668	2,112,407
Occupancy	38,697	81,461
Advertising, marketing and development	82,222	184,818
Depreciation	24,733	48,826
Amortization	86,119	172,236
Other	392,499	1,182,262
	1,637,938	3,782,010

OPERATING INCOME OF DISCONTINUED OPERATIONS	1,666,098	2,817,138

OTHER INCOME (EXPENSE) OF DISCONTINUED OPERATIONS
Interest expense	(58,708)	(139,489)
	(58,708)	(139,489)

INCOME BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	1,607,390	2,677,649

PROVISION FOR INCOME TAXES OF DISCONTINUED OPERATIONS	605,000	1,017,000

NET INCOME OF DISCONTINUED OPERATIONS	1,002,390	1,660,649

LESS NET INCOME OF DISCONTINUED OPERATIONS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(7,436)	(12,521)

NET INCOME OF DISCONTINUED OPERATIONS ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$994,954	$1,648,128

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations of the Franchise segment in the Consolidated Statements of Cash Flows. The cash flow activities from discontinued operations have been reflected as discontinued operations in the Consolidated Statements of Cash Flows for the six month period ended June 30, 2017, and consisted of the following:

Six Months Ended
June 30, 2017
DISCONTINUED OPERATING ACTIVITIES
Net income of discontinued operations	$1,660,649
Adjustments to reconcile net income of discontinued operations to net cash provided by operating activities of discontinued operations:
Depreciation	48,826
Amortization	172,236
Share based compensation	2,243
Deferred income taxes	(68,000)
Changes in operating assets and liabilities:
Accounts receivable	(306,855)
Prepaid expenses and other assets	(34,266)
Accounts payable and accrued expenses	(393,117)
Deferred revenue and other current liabilities	444,556
Other liabilities – long-term	34,762
Net cash provided by operating activities of discontinued operations	$1,561,034

INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS
Purchase of property, plant and equipment	(13,326)
Net cash used in investing activities of discontinued operations	$(13,326)

FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS
Principal payments on capital lease obligations	(7,620)
Dividends to shareholders	(4,268,520)
Net cash used in financing activities of discontinued operations	$(4,276,140)

13.	Segment Information –

Segment information related to the three and six month periods ended June 30, 2018 and 2017 for continuing operations is presented below:

Three Months Ended June 30, 2018 (in thousands)
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$15,604	$11,709	$2,467	$—	$29,780
Net income (loss)	$(481)	$525	$220	$(163)	$101
Expenditures for segmented assets	$109	$76	$14	$—	$199
Three Months Ended June 30, 2017 (in thousands)
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$17,087	$12,127	$2,543	$—	$31,757
Net income (loss)	$(296)	$1,103	$201	$(259)	$749
Expenditures for segmented assets	$531	$121	$—	$—	$652

Six Months Ended June 30, 2018 (in thousands)
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$32,711	$22,390	$5,138	$—	$60,239
Net income (loss)	$(856)	$854	$551	$(434)	$115
Total segment assets	$26,397	$12,396	$7,297	$34,071	$80,161
Expenditures for segmented assets	$226	$386	$14	$—	$626
Six Months Ended June 30, 2017 (in thousands)
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Discontinued Operations	Total

Revenue from external customers	$34,132	$24,031	$5,286	$—	$—	$63,449
Net income (loss)	$374	$1,968	$455	$(439)	$—	$2,358
Total segment assets	$25,666	$12,520	$8,589	$2,522	$8,729	$58,026
Expenditures for segmented assets	$1,204	$203	$—	$—	$—	$1,407

14.	Commitments and Contingencies –

Employment Agreements

Pursuant to the Company’s numerous employment agreements, bonuses for continuing operation of approximately $111,000 and $213,000 were accrued for the three and six month periods ended June 30, 2018, respectively.

Credit Facility

The Company is party to a Credit Agreement with a financial institution. Certain Company subsidiaries are guarantors of the borrowings and obligations under the Credit Agreement. All borrowings under the Credit Agreement are secured by substantially all assets of WCR and the guarantor subsidiaries.

The Credit Agreement requires WCR to meet certain financial tests. On April 26, 2018 the Company entered into a Fourth Loan Modification Agreement related to the Credit Agreement with a financial institution, pursuant to which, among other things, the maturity date of the Credit Agreement was extended to April 21, 2020 and the financial covenants were modified by (1) removing the consolidated leverage ratio and consolidated fixed charge coverage ratio covenants and (2) adding a minimum liquidity covenant. Subject to certain exceptions, the Credit Agreement contains covenants limiting the Company’s ability to (or to permit the guarantor subsidiaries to) merge or consolidate with, or engage in a sale of substantially all assets to, any party, but WCR or any guarantor subsidiary generally may nonetheless merge with another party if (i) WCR or guarantor subsidiary is the entity surviving such merger, and (ii) immediately after giving effect to such merger, no default shall have occurred and be continuing under the Credit Agreement. Subject to certain exceptions, the Credit Agreement also contains covenants limiting WCR’s ability to (or to permit the guarantor subsidiaries to) create liens on assets, incur additional indebtedness, make certain types of investments, and pay dividends or make certain other types of restricted payments, but WCR may nonetheless pay dividends to its shareholders if (a) there are no outstanding loans or unpaid interest under the revolving credit facility, and (b) no default shall have occurred and be continuing under the Credit Agreement. Some covenant waivers were granted by the financial institution during the six month period ended June 30, 2018.

Assigned Leases

The Company’s Cellular Retail segment has transferred operations of 37 locations to other dealers. Minimum lease payments of assigned or assumed non-cancelable operating leases related to transferred locations in which a release has not been obtained from the lessor are approximately $2,755,000 as of June 30, 2018.

15.	Subsequent Events –

Dividend Declared

Our Board of Directors declared the following dividend:

Date declared	July 27, 2018
Record date	August 19, 2018
Date paid	August 26, 2018
Dividend per share of common stock	$0.05

We evaluated all events or transactions that occurred after June 30, 2018 up through the date we issued these financial statements. During this period we did not have any material subsequent events that impacted our financial statements.

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

Specific factors that might cause actual results to differ from our expectations embodied in our forward-looking statements, or that might affect the value of the common stock, include but are not limited to:

●	the seasonal nature of the products sold in our Direct to Consumer segment - a significant portion of pre-tax net income contributed by the segment is earned during the months of March through May and December, consequently the third quarter of each year typically results in a net loss;

●	the success of new stores related to our expansion plans in the Cellular Retail segment;

●	our efforts to close or dispose of underperforming stores in the Cellular Retail segment and terminate or sublet their leases;

●	changes in federal, state or local laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations;

●	litigation and regulatory actions directed toward us or the industries in which we operate, particularly in certain key states or nationally;

●	our need for additional financing;

●	unpredictability or uncertainty in financing markets which could impair our ability to grow our business through acquisitions;

●	changes in Cricket dealer compensation;

●	failure of or disruption caused by a significant vendor;

●	outside factors that affect our ability to obtain product and fulfill orders; and

●	our ability to successfully operate or integrate recent or future business acquisitions.

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

Results of Operations – Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net income (loss) for continuing operations attributable to our common shareholders was ($0.09) million, or ($0.01) per share (basic and diluted), for the three months ended June 30, 2018, compared to $0.75 million, or $0.08 per share (basic and diluted), for the three months ended June 30, 2017.

We expect segment operating results and earnings per share to change throughout 2018 due, at least in part, to the seasonality of the Direct to Consumer and Cellular Retail segments, retraction in the Cellular Retail segment, and potential mergers and acquisitions activity.

Following is a discussion of operating results by segment.

The following table provides revenues and net income attributable to WCR common shareholders by continuing operating segment for the three months ended June 30, 2018 and June 30, 2017 (in thousands):

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Three Months Ended June 30, 2018
Revenue	$15,604	$11,709	$2,467	$—	$29,780
% of total revenue	52.4%	39.3%	8.3%	0.0%	100.0%
Net income (loss)	$(481)	$525	$220	$(163)	$101
Net income attributable to noncontrolling interests	$188	$—	$—	$—	$188
Net income (loss) attributable to WCR common shareholders	$(669)	$525	$220	$(163)	$(87)

Three Months Ended June 30, 2017
Revenue	$17,087	$12,127	$2,543	$—	$31,757
% of total revenue	53.8%	38.2%	8.0%	0.0%	100.0%
Net income (loss)	$(296)	$1,103	$201	$(259)	$749
Net income attributable to noncontrolling interests	$—	$—	$—	$—	$—
Net income (loss) attributable to WCR common shareholders	$(296)	$1,103	$201	$(259)	$749

Cellular Retail

A summary table of the number of Cricket cellular retail stores we operated during the three months ended June 30, 2018 and 2017 follows:

	2018	2017
Beginning	236	244
Acquired/ Launched	—	32
Closed/Transferred	(11)	(8)
Ending	225	268

The Cellular Retail segment achieved substantial growth in location count in 2016 and 2017 as a result of our expansion initiative. While some newly launched locations are performing well, others have been slow to ramp up. Due to the underperformance of some expansion stores as well as some mature stores, we have accelerated store closures and disposals, reducing the number of retail stores operated from 236 at the beginning of the quarter to 225 at quarter end. Because the growth initiative included leased properties with three to five year terms, there are additional costs incurred to terminate leases or sublet leased properties of closed locations. The nonrecurring costs of store closings, which include costs for lease termination agreements executed within the quarter, contributed approximately $445,000 to the net loss for the quarter.

Direct to Consumer

The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual revenue and net income in the months of March through May and December due to the seasonal products it sells. For the three months ended June 30, 2018, the Direct to Consumer segment had net income of $0.53 million compared to net income of $1.10 million for the comparable period in 2017, while revenues for the three month period ended June 30, 2018 were $11.7 million compared to $12.1 million for the comparable period in 2017. All product lines, with the exception of retail seed, experienced sales declines period over period, with home improvement and restoration product sales declining the greatest at 14.6%. We have faced many headwinds within this segment, including replacing bankrupt vendors, increasing shipping costs while shipping revenue from customers continues to decline and 2018 weather related delays in product sales that did not fully recover in the current quarter.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the three month periods ended June 30, 2018 and 2017 follows:

	2018	2017
Beginning	41	41
Acquired/ Launched	—	—
Closed	—	—
Ending	41	41

Our Consumer Finance segment revenues decreased $0.08 million, or 3.0%, for the three month period ended June 30, 2018 compared to the three month period ended June 30, 2017. Our net income for the three month period ended June 30, 2018 increased 9.5% over the three month period ended June 30, 2017 largely due to reduction of ongoing operating expenses and income tax expense.

Corporate

Net expenses related to our Corporate segment were $0.16 million for the three month period ended June 30, 2018 compared to $0.26 million for the three month period ended June 30, 2017. The period over period decrease is primarily due to the increase in investment income.

Results of Operations – Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net income (loss) for continuing operations attributable to our common shareholders was $(0.26) million, or ($0.03) per share (basic and diluted), for the six months ended June 30, 2018, compared to $2.36 million, or $0.25 per share (basic and diluted), for the six months ended June 30, 2017.

We expect segment operating results and earnings per share to change throughout 2018 due, at least in part, to the seasonality of the Direct to Consumer and Cellular Retail segments, retraction in the Cellular Retail segment, and potential mergers and acquisitions activity.

Following is a discussion of operating results by segment.

The following table provides revenues and net income attributable to WCR common shareholders by continuing operating segment for the six month period ended June 30, 2018 and June 30, 2017 (in thousands):

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Six Months Ended June 30, 2018
Revenue	$32,711	$22,390	$5,138	$—	$60,239
% of total revenue	54.3%	37.2%	8.5%	0.0%	100.0%
Net income (loss)	$(856)	$854	$551	$(434)	$115
Net income attributable to noncontrolling interests	$373	$—	$—	$—	$373
Net income (loss) attributable to WCR common shareholders	$(1,229)	$854	$551	$(434)	$(258)

Six Months Ended June 30, 2017
Revenue	$34,132	$24,031	$5,286	$—	$63,449
% of total revenue	53.8%	37.9%	8.3%	0.0%	100.0%
Net income (loss)	$374	$1,968	$455	$(439)	$2,358
Net income attributable to noncontrolling interests	$—	$—	$—	$—	$—
Net income (loss) attributable to WCR common shareholders	$374	$1,968	$455	$(439)	$2,358

Cellular Retail

A summary table of the number of Cricket cellular retail stores we operated during the six months ended June 30, 2018 and 2017 follows:

	2018	2017
Beginning	278	198
Acquired/ Launched	1	78
Closed/Transferred	(54)	(8)
Ending	225	268

As previously noted, the Cellular Retail segment achieved substantial growth in location count in 2016 and 2017. Also as noted in the quarterly discussion, due to the underperformance of some of the expansion locations as well as some mature stores, we have accelerated store closures and disposals. Year to date, we have reduced the number of retail stores operated from 278 at the beginning of the year to 225 at the end of June 2018. We anticipate closing approximately 20 additional locations through the end of the calendar year. These closures have temporarily increased costs, but once the process is completed over the next six to twelve months, we expect to realize the benefits of the closings.

Direct to Consumer

The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual revenue and net income in the months of March through May and December due to the seasonal products it sells. For the six months ended June 30, 2018, the Direct to Consumer segment had net income of $0.85 million compared to net income of $1.97 million for the comparable period in 2017. Revenues for the six month period ended June 30, 2018 were $22.4 million compared to $24.0 million for the comparable period in 2017. In 2018, we experienced delays in sales due to weather conditions and shipping zones not opening up as early as 2017 and sales volume never fully recovered from the delays. By the end of March 2018 we had substantially completed the relocation of the Van Dyke’s Restorers brand distribution from the outsourced 3PL to in-house, which added approximately $225,000 of nonrecurring expense in 2018.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the six month periods ended June 30, 2018 and 2017 follows:

	2018	2017
Beginning	41	41
Acquired/ Launched	—	—
Closed	—	—
Ending	41	41

Our Consumer Finance segment revenues decreased $0.15 million, or 2.8%, for the six month period ended June 30, 2018 compared to the six month period ended June 30, 2017. However, our net income for the six month period ended June 30, 2018 increased 21.2% over the six month period ended June 30, 2017 largely due to reduction of net bad debts, ongoing operating expenses and income tax expense.

Corporate

Costs related to our Corporate segment were $0.43 million for the six month period ended June 30, 2018 compared to $0.44 million for the six month period ended June 30, 2017. Period over period, there was an increase in operating expenses of $0.09 million and a $0.10 million reduction in the provision for income tax benefit that was offset by $0.20 million of net interest and dividends income. Because we have no outstanding balances on the parent level credit facility and no operating segment is receiving direct benefit from it, current period unused line fees and amortization of loan costs have been treated as a corporate overhead expense.

Consolidated Income Tax Expense

Provision for income tax benefit for continuing operations for the six month period ended June 30, 2018 was ($0.14) million compared to income tax expense of $1.30 million for the six month period ended June 30, 2017 for an effective rate of 552.6% and 35.6%, respectively. The significant difference in rate is the result of the 2018 net income attributable to noncontrolling interests not being subjected to income tax at the corporate level. Rather the “passthrough” taxable income is taxed to the noncontrolling interests at an individual level.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six Months Ended June 30,
	2018	2017
Cash flows provided (used) by:
Operating activities	$(19,044,820)	$581,760
Investing activities	9,466,901	2,317,929
Financing activities	(1,353,955)	(6,999,258)
Net decrease in cash	(10,931,874)	(4,099,569)
Cash, beginning of period	21,295,819	14,159,975
Cash, end of period	$10,363,945	$10,060,406

Included in the cash flows used by operating activities for the six month period ended June 30, 2018 are income tax payments of $19.15 million. The liability associated with these payments relate primarily to our 2017 sale of our Franchise segment.

At June 30, 2018, we had cash and cash equivalents of $10.36 million and highly liquid investments of $25.42 million compared to cash and cash equivalents of $10.06 million on June 30, 2017. We believe that our available cash and cash equivalents, combined with expected cash flows from operations and our held-to-maturity investments, will be sufficient to fund our liquidity and capital expenditure requirements through June of 2019. We also have a $3,000,000 revolving credit facility and a $9,000,000 acquisition credit facility available to us. Our expected short-term uses of available cash include the funding of operating activities and the payment of dividends.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2018.

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

As of June 30, 2018, our Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit	Description

10.1	Consent and Fourth Amendment Agreement, dated April 26, 2018, by and among the Company, certain subsidiaries named therein and Fifth Third Bank (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 3, 2018).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Schema Document (filed herewith).

101.CAL	XBRL Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Definition Linkbase Document (filed herewith).

101.LAB	XBRL Label Linkbase Document (filed herewith).

101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2018	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Angel Donchev
Angel Donchev
Chief Financial Officer

