Form 10-Q
period 2018-09-30
WESTERN CAPITAL RESOURCES, INC.
filed 2018-11-14
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Yes ☐  No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2018, the registrant had outstanding 9,388,677 shares of common stock, $0.0001 par value per share.

Western Capital Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,542,060	$21,295,819
Short-term investments	20,949,295	32,292,902
Loans receivable (net of allowance for losses of $736,000 and $833,000, respectively)	4,111,854	4,310,003
Accounts receivable (net of allowance for losses of $18,000 and $16,000, respectively)	922,308	764,071
Inventory (net of allowance of $538,000 and $576,000, respectively)	8,823,975	9,130,842
Prepaid income taxes	390,614	—
Prepaid expenses and other	3,039,656	3,762,974
Escrow and other receivables	3,341,203	3,482,770
TOTAL CURRENT ASSETS	51,120,965	75,039,381

INVESTMENTS	5,008,496	3,000,000

PROPERTY AND EQUIPMENT, net	10,190,374	11,347,234

GOODWILL	5,796,528	5,796,528

INTANGIBLE ASSETS, net	4,418,145	4,987,769

ESCROW FUNDS RECEIVABLE	3,250,000	3,250,000

OTHER	577,102	823,244

TOTAL ASSETS	$80,361,610	$104,244,156

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,693,307	$11,897,968
Other current liabilities	1,070,839	1,354,558
Income taxes payable	—	18,730,647
Note payable – short-term	—	51,992
Current portion capital lease obligations	49,280	47,174
Deferred revenue	796,471	1,073,600
TOTAL CURRENT LIABILITIES	12,609,897	33,155,939

LONG-TERM LIABILITIES
Notes payable, net of current portion	789,216	789,216
Capital lease obligations, net of current portion	13,936	51,172
Deferred income taxes	1,045,000	1,456,000
Other	98,259	98,259
TOTAL LONG-TERM LIABILITIES	1,946,411	2,394,647

TOTAL LIABILITIES	14,556,308	35,550,586

COMMITMENTS AND CONTINGENCIES (Note 14)

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 12,500,000 shares authorized, 9,388,677 and 9,390,997 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.	939	939
Additional paid-in capital	29,031,741	29,031,741
Retained earnings	35,054,564	37,903,204
TOTAL WESTERN SHAREHOLDERS’ EQUITY	64,087,244	66,935,884

NONCONTROLLING INTERESTS	1,718,058	1,757,686

TOTAL EQUITY	65,805,302	68,693,570

TOTAL LIABILITIES AND EQUITY	$80,361,610	$104,244,156

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
REVENUES
Sales and associated fees	$17,924,270	$18,535,592	$65,423,204	$67,834,678
Financing fees and interest	2,323,000	2,342,285	6,569,660	6,695,439
Other revenue	4,112,813	5,255,124	12,606,335	15,051,477
Total Revenues	24,360,083	26,133,001	84,599,199	89,581,594

COST OF REVENUES
Cost of sales	9,547,567	9,599,712	34,109,230	34,434,610
Provisions for loans receivable losses	386,366	326,998	827,751	815,313
Total Cost of Revenues	9,933,933	9,926,710	34,936,981	35,249,923

GROSS PROFIT	14,426,150	16,206,291	49,662,218	54,331,671

OPERATING EXPENSES
Salaries, wages and benefits	8,353,536	9,384,142	26,086,862	27,515,294
Occupancy	3,011,213	3,573,785	9,518,301	9,618,698
Advertising, marketing and development	1,205,013	998,433	5,673,036	5,117,015
Depreciation	435,670	438,822	1,457,762	1,114,513
Amortization	187,209	216,253	616,330	323,911
Other	2,591,298	2,550,726	7,867,183	7,959,396
Total Operating Expenses	15,783,939	17,162,161	51,219,474	51,648,827

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,357,789)	(955,870)	(1,557,256)	2,682,844

OTHER INCOME (EXPENSES):
Dividend and interest income	153,739	346	465,425	131,985
Interest expense	(25,154)	(67,362)	(162,890)	(176,439)
Total Other Income (Expenses)	128,585	(67,016)	302,535	(44,454)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,229,204)	(1,022,886)	(1,254,721)	2,638,390

PROVISION FOR INCOME TAX EXPENSE (BENEFIT) FOR CONTINUING OPERATIONS	(245,000)	(397,000)	(386,000)	906,000

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(984,204)	(625,886)	(868,721)	1,732,390

LESS NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(188,523)	(99,865)	(561,572)	(99,865)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	(1,172,727)	(725,751)	(1,430,293)	1,632,525

DISCONTINUED OPERATIONS
Income from operations of discontinued operations	—	1,197,874	—	3,875,458
Less provision for income taxes for discontinued operations	—	(451,000)	—	(1,468,000)
Net income from discontinued operations	—	746,874	—	2,407,458
Less net income from discontinued operations attributable to noncontrolling interests	—	(4,925)	—	(17,446)
Net income from discontinued operations attributable to noncontrolling interests	—	741,949	—	2,390,012
NET INCOME (LOSS) ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$(1,172,727)	$16,198	$(1,430,293)	$4,022,537

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
FROM CONTINUING OPERATIONS - Basic and diluted	$(0.12)	$(0.08)	$(0.15)	$0.17
FROM DISCONTINUED OPERATIONS - Basic and diluted	$—	$0.08	$—	$0.26
FROM CONTINUING AND DISCONTINUED OPERATIONS - Basic and diluted	$(0.12)	$—	$(0.15)	$0.43

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	9,390,770	9,390,997	9,390,921	9,418,009

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	September 30, 2018	September 30, 2017
OPERATING ACTIVITIES
Net income from continuing operations	$(868,721)	$1,732,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,457,762	1,114,513
Amortization	616,330	323,911
Share based compensation	—	27,992
Deferred income taxes	(411,000)	255,000
Loss on disposal of property and equipment	751,496	22,030
Income from investments	(67,737)	—
Changes in operating assets and liabilities:
Loans receivable	198,149	356,619
Accounts receivable	(158,237)	(298,309)
Inventory	225,819	(750,602)
Prepaid expenses and other assets	310,231	(1,746,082)
Accounts payable and accrued expenses	(19,935,308)	(891,043)
Deferred revenue and other current liabilities	(560,848)	(34,563)
Operating cash flows from discontinued operations	—	1,846,005
Net cash and cash equivalents provided by (used in) operating activities	(18,442,064)	1,957,861

INVESTING ACTIVITIES
Purchases of investments	(27,565,227)	—
Proceeds from held-to-maturity investments	36,961,012
Purchase of property and equipment	(720,067)	(1,999,408)
Acquisition of stores, net of cash acquired	(76,707)	(188,325)
Advances on note receivable, net	—	(513,744)
Proceeds from installment sale receivable	185,963	—
Proceeds from the disposal of property, plant and equipment	10,000	16,959
Cash received from discontinued operations	—	4,368,350
Investing activities of discontinued operations	—	(30,023)
Net cash and cash equivalents provided by investing activities	8,794,974	1,653,809

FINANCING ACTIVITIES
Payments on notes payable – short-term, net	(51,992)	(63,303)
Payments on line of credit, net	—	(998,426)
Payments on notes payable – long-term	—	(2,457,450)
Common stock redemption	(9,697)	(480,928)
Payments on capital leases	(35,130)	(31,461)
Payment of dividends to noncontrolling interests	(601,200)	—
Payment of dividends	(1,408,650)	(704,325)
Financing activities of discontinued operations	—	(4,407,355)
Net cash and cash equivalents used in financing activities	(2,106,669)	(9,143,248)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,753,759)	(5,531,578)

CASH AND CASH EQUIVALENTS
Beginning of period	21,295,819	14,159,975
End of period	$9,542,060	$8,628,397

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$19,151,512	$3,648,839
Interest paid	$103,025	$354,601

Noncash investing and financing activities:
Note receivable balance applied to acquisition of stores	$—	$3,433,856
Financed acquisition of stores (Note 8)	$—	$789,216
Noncontrolling interests’ equity contribution in acquisition of stores	$—	$1,550,724

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

●	Cellular Retail

○	PQH Wireless, Inc. (PQH) (100%) – operates 206 cellular retail stores as of September 30, 2018 (149 100% owned plus 57 through a 70% owned subsidiary), as an exclusive dealer of the Cricket brand.

●	Direct to Consumer

○	J & P Park Acquisitions, Inc. (JPPA) (100%) – an online and direct marketing distribution retailer of 1) live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins, and Wayside Gardens brand names and 2) home improvement and restoration products operating under the Van Dyke’s Restorers brand, as well as a seed wholesaler under the Park Wholesale brand.

○	J & P Real Estate, LLC (JPRE) (100%) – owns real estate utilized as JPPA’s distribution and warehouse facility and the corporate offices of JPPA.

●	Consumer Finance

○	Wyoming Financial Lenders, Inc. (WFL) (100%) – owns and operates “payday” stores (41 as of September 30, 2018) in seven states (Colorado, Iowa, Kansas, Nebraska, North Dakota, Wisconsin and Wyoming) providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

○	Express Pawn, Inc. (EPI) (100%) – owns and operates retail pawn stores (three as of September 30, 2018) in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of merchandise obtained from forfeited pawn loans or purchased from customers.

●	Discontinued Operations 2017 - Franchise

○	AlphaGraphics, Inc. (AGI) – franchisor of domestic and international AlphaGraphics BusinessCenters. AGI was sold on October 3, 2017.

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

Reclassifications

Certain Statements of Operations and Statements of Cash Flows reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the three and nine months ended September 30, 2018.

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

3.     Cash Equivalents and Investments –

The following table shows the Company’s cash equivalents and held-to-maturity investments, by significant investment category, recorded as cash equivalents or short- and long-term investments:

	September 30, 2018	December 31, 2017
Cash and cash equivalents
Operating accounts	$9,424,670	$10,524,923
Certificates of deposit	—	750,000
Money Market Mutual Funds - U.S. Treasury obligations	117,390	10,020,896
Subtotal	9,542,060	21,295,819

Held to Maturity Investments
Certificates of deposit	15,328,405	13,250,000
T-Bills and Notes	10,629,386	22,042,902
Subtotal	25,957,791	35,292,902

TOTAL	$35,499,851	$56,588,721

As of September 30, 2018, held to maturity securities consisted of the following:

	Cost	Accrued Interest	Amortized Discount	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Certificates of Deposit	$15,250,000	$78,405	$—	$15,328,405	$(110,330)	$15,218,075
Treasury Bills and Notes	$10,564,159	$8,496	$56,731	$10,629,386	$(21,886)	$10,607,500

4.     Loans Receivable –

The Consumer Finance segment’s outstanding loans receivable aging is as follows:

September 30, 2018
	Payday	Installment	Pawn & Title	Total
Current	$3,310,116	$275,468	$306,350	$3,891,934
1-30	254,673	49,657	—	304,330
31-60	200,400	21,124	—	221,524
61-90	124,066	12,208	—	136,274
91-120	106,092	6,790	—	112,882
121-150	86,742	5,602	—	92,344
151-180	78,836	9,730	—	88,566
	4,160,925	380,579	306,350	4,847,854
Less Allowance	(677,000)	(59,000)	—	(736,000)
	$3,483,925	$321,579	$306,350	$4,111,854

December 31, 2017
	Payday	Installment	Pawn & Title	Total
Current	$3,550,077	$271,926	$318,361	$4,140,364
1-30	216,376	47,356	—	263,732
31-60	187,916	27,766	—	215,682
61-90	150,278	17,976	—	168,254
91-120	110,943	11,870	—	122,813
121-150	131,171	4,748	—	135,919
151-180	93,222	3,017	—	96,239
	4,439,983	384,659	318,361	5,143,003
Less Allowance	(745,000)	(88,000)	—	(833,000)
	$3,694,983	$296,659	$318,361	$4,310,003

5.     Loans Receivable Allowance –

A rollforward of the Consumer Finance segment’s loans receivable allowance is as follows:

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Loans receivable allowance, beginning of period	$833,000	$1,036,000
Provision for loan losses charged to expense	827,751	1,122,144
Charge-offs, net	(924,751)	(1,325,144)
Loans receivable allowance, end of period	$736,000	$833,000

6.     Accounts Receivable –

A breakdown of accounts receivables by segment is as follows:

September 30, 2018
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$339,315	$592,106	$8,887	$940,308
Less allowance	—	(18,000)	—	(18,000)
Net account receivable	$339,315	$574,106	$8,887	$922,308

December 31, 2017
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$399,459	$365,476	$15,136	$780,071
Less allowance	—	(16,000)	—	(16,000)
Net account receivable	$399,459	$349,476	$15,136	$764,071

7.     Inventory –

Finished goods inventory, net of allowance, by segment consists of the following:

	September 30, 2018	December 31, 2017
Cellular Retail	$4,454,231	$5,287,932
Direct to Consumer	3,472,897	2,988,052
Consumer Finance	896,847	854,858
	$8,823,975	$9,130,842

8.     Notes Payable – Long Term –

	September 30, 2018	December 31, 2017
Subsidiary subordinated note payable to seller with monthly interest only payments at 6%, guaranteed by PQH, maturing August 5, 2022 when the principal balance is due.	789,216	789,216
Total	789,216	789,216
Less current maturities	—	—
	$789,216	$789,216

The Company is party to a Credit Agreement with a financial institution entered into on April 22, 2016 and last amended on April 26, 2018. The Credit Agreement provides the Company with a revolving line of credit facility in an aggregate amount up to $3,000,000, having a maturity date of April 21, 2020 and an acquisition loan facility in an aggregate amount of up to $9,000,000, having a maturity date of April 21, 2020. The revolver and the acquisition loan facility bear interest at a floating per annum rate equal to one-month LIBOR plus 3.50%, adjusted on a monthly basis. Funds advanced under the acquisition loan facility mature five years from the date of advance. At September 30, 2018, the entire $12,000,000 of credit was available under the credit facilities. See Note 14 for additional terms, conditions and amendments related to the Credit Agreement.

9.     Income Taxes –

The provision for income taxes for continuing operations is 30.8% and 34.3% of income (loss) before the provision for income taxes for the nine month period ended September 30, 2018 and 2017, respectively. The significant difference in rate is the result of the 2018 net income attributable to noncontrolling interests not being subjected to income tax at the corporate level. Rather the “passthrough” taxable income is taxed to the noncontrolling interests at an individual level.

10.   Cash Dividends –

Our Board of Directors declared the following dividends payable in 2018:

Date Declared	Record Date	Dividend Per Share	Payment Date
January 18, 2018	February 9, 2018	$ 0.05	February 14, 2018
May 2, 2018	May 17, 2018	$ 0.05	May 24, 2018
July 27, 2018	August 19, 2018	$ 0.05	August 26, 2018

11.   Other Operating Expense –

A breakout of other expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Bank fees	$355,333	$379,247	$1,391,710	$1,484,462
Collection costs	78,708	94,198	244,900	275,620
Insurance	187,877	260,420	591,506	757,691
Management and advisory fees	202,146	274,710	592,655	618,853
Professional and consulting fees	415,376	555,978	1,320,387	1,704,804
Supplies	165,978	341,807	553,468	1,080,324
Other	1,185,880	644,366	3,172,557	2,037,642
	$2,591,298	$2,550,726	$7,867,183	$7,959,396

12.   Discontinued Operations –

As more fully disclosed in Note 19 of the Notes to Consolidated Financial Statements for the year ended December 31, 2017, on October 3, 2017 the Company closed on the sale of its franchise segment.

In accordance with the provisions of ASC 205-20, the Company has not included the results of operations of the Franchise segment in the results from continuing operations. The results of operations for this business have been reflected as discontinued operations in the unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2017, and consist of the following:

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
REVENUES OF DISCONTINUED OPERATIONS	$4,321,834	$12,298,655

COST OF REVENUES OF DISCONTINUED OPERATIONS	720,813	2,098,486

GROSS PROFIT OF DISCONTINUED OPERATIONS	3,601,021	10,200,169

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
Salaries, wages and benefits	1,081,618	3,194,025
Occupancy	58,967	140,428
Advertising, marketing and development	251,748	436,566
Depreciation	25,437	74,263
Amortization	86,120	258,356
Other	844,972	2,027,299
	2,348,862	6,130,937

OPERATING INCOME OF DISCONTINUED OPERATIONS	1,252,159	4,069,232

OTHER INCOME (EXPENSE) OF DISCONTINUED OPERATIONS
Interest expense	(54,285)	(193,774)
	(54,285)	(193,774)

INCOME BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	1,197,874	3,875,458

PROVISION FOR INCOME TAXES OF DISCONTINUED OPERATIONS	451,000	1,468,000

NET INCOME OF DISCONTINUED OPERATIONS	746,874	2,407,458

LESS NET INCOME OF DISCONTINUED OPERATIONS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(4,925)	(17,446)

NET INCOME OF DISCONTINUED OPERATIONS ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$741,949	$2,390,012

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations of the Franchise segment in the Consolidated Statements of Cash Flows. The cash flow activities from discontinued operations have been reflected as discontinued operations in the Consolidated Statements of Cash Flows for the nine month period ended September 30, 2017, and consisted of the following:

Nine Months Ended
September 30, 2017
DISCONTINUED OPERATING ACTIVITIES
Net income of discontinued operations	$2,407,458
Adjustments to reconcile net income of discontinued operations to net cash provided by operating activities of discontinued operations:
Depreciation	74,263
Amortization	258,356
Share based compensation	6,726
Deferred income taxes	(138,000)
Changes in operating assets and liabilities:
Accounts receivable	(286,552)
Prepaid expenses and other assets	30,755
Accounts payable and accrued expenses	(534,655)
Deferred revenue and other current liabilities	(38,190)
Other liabilities – long-term	65,844
Net cash provided by operating activities of discontinued operations	$1,846,005

INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS
Purchase of property, plant and equipment	(30,023)
Net cash used in investing activities of discontinued operations	$(30,023)

FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS
Principal payments on capital lease obligations	(7,620)
Dividends to shareholders	(4,399,735)
Net cash used in financing activities of discontinued operations	$(4,407,355)

13.   Segment Information –

Segment information related to the three and nine month periods ended September 30, 2018 and 2017 for continuing operations is presented below:

Three Months Ended September 30, 2018 (in thousands)

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$16,704	$4,920	$2,736	$—	$24,360
Net income (loss)	$(133)	$(982)	$281	$(150)	$(984)
Expenditures for segmented assets	$148	$15	$8	$—	$171

Three Months Ended September 30, 2017 (in thousands)

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$18,301	$4,983	$2,849	$—	$26,133
Net income (loss)	$(190)	$(462)	$326	$(300)	$(626)
Expenditures for segmented assets	$6,408	$138	$1	$8	$6,555

Nine Months Ended September 30, 2018 (in thousands)

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$49,415	$27,310	$7,874	$—	$84,599
Net income (loss)	$(989)	$(128)	$832	$(584)	$(869)
Total segment assets	$24,031	$13,098	$7,609	$35,624	$80,362
Expenditures for segmented assets	$375	$400	$22	$—	$797

Nine Months Ended September 30, 2017 (in thousands)

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Discontinued Operations	Total

Revenue from external customers	$52,432	$29,014	$8,136	$—		$89,582
Net income (loss)	$184	$1,506	$781	$(739)		$1,732
Total segment assets	$28,217	$13,112	$8,079	$2,670	$8,684	$60,762
Expenditures for segmented assets	$7,612	$341	$1	$8		$7,962

14.   Commitments and Contingencies –

Employment Agreements

Pursuant to the Company’s numerous employment agreements, bonuses for continuing operation of approximately $79,000 and $292,000 were accrued for the three and nine month periods ended September 30, 2018, respectively.

Credit Facility

The Company is party to a Credit Agreement with a financial institution. Certain Company subsidiaries are guarantors of the borrowings and obligations under the Credit Agreement. All borrowings under the Credit Agreement are secured by substantially all assets of WCR and the guarantor subsidiaries.

The Credit Agreement requires WCR to meet certain financial tests. On April 26, 2018 the Company entered into a Fourth Loan Modification Agreement related to the Credit Agreement with a financial institution, pursuant to which, among other things, the maturity date of the Credit Agreement was extended to April 21, 2020 and the financial covenants were modified by (1) removing the consolidated leverage ratio and consolidated fixed charge coverage ratio covenants and (2) adding a minimum liquidity covenant. Subject to certain exceptions, the Credit Agreement contains covenants limiting the Company’s ability to (or to permit the guarantor subsidiaries to) merge or consolidate with, or engage in a sale of substantially all assets to, any party, but WCR or any guarantor subsidiary generally may nonetheless merge with another party if (i) WCR or guarantor subsidiary is the entity surviving such merger, and (ii) immediately after giving effect to such merger, no default shall have occurred and be continuing under the Credit Agreement. Subject to certain exceptions, the Credit Agreement also contains covenants limiting WCR’s ability to (or to permit the guarantor subsidiaries to) create liens on assets, incur additional indebtedness, make certain types of investments, and pay dividends or make certain other types of restricted payments, but WCR may nonetheless pay dividends to its shareholders if (a) there are no outstanding loans or unpaid interest under the revolving credit facility, and (b) no default shall have occurred and be continuing under the Credit Agreement. Some covenant waivers were granted by the financial institution during the nine month period ended September 30, 2018.

Assigned Leases

The Company’s Cellular Retail segment has transferred to other dealers the operations of 35 locations where we are a party to non-cancelable operating leases and where a release has not been obtained from the lessor. Minimum lease payments under these leases are approximately $2,328,000 as of September 30, 2018.

15.   Subsequent Events –

Release of Escrow Funds

In October 2018, we received $3,295,414, the scheduled release of 50% of the funds held in escrow relating to the 2017 sale of our Franchise segment, together with interest earned.

Dividend Declared

Our Board of Directors declared the following dividend:

Date declared	November 9, 2018
Record date	December 4, 2018
Date payable	December 14, 2018
Dividend per share of common stock	$0.05

We evaluated all events or transactions that occurred after September 30, 2018 up through the date we issued these financial statements. During this period we did not have any material subsequent events that impacted our financial statements.

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

Results of Operations – Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net loss from continuing operations attributable to our common shareholders was ($1.17) million, or ($0.12) per share (basic and diluted), for the three months ended September 30, 2018, compared to ($0.73) million, or ($0.08) per share (basic and diluted), for the three months ended September 30, 2017.

We expect segment operating results and earnings per share to change throughout 2018 due, at least in part, to the seasonality of the Direct to Consumer and Cellular Retail segments, retraction in the Cellular Retail segment, and potential mergers and acquisitions activity.

Following is a discussion of operating results by segment.

The following table provides revenues and net income attributable to WCR common shareholders by continuing operating segment for the three months ended September 30, 2018 and September 30, 2017 (in thousands):

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Three Months Ended September 30, 2018
Revenue	$16,704	$4,920	$2,736	$—	$24,360
% of total revenue	68.6%	20.2%	11.2%	0.0%	100.0%
Net income (loss)	$(133)	$(982)	$281	$(150)	$(984)
Net income attributable to noncontrolling interests	$189	$—	$—	$—	$189
Net income (loss) attributable to WCR common shareholders	$(322)	$(982)	$281	$(150)	$(1,173)

Three Months Ended September 30, 2017
Revenue	$18,301	$4,983	$2,849	$—	$26,133
% of total revenue	70.0%	19.1%	10.9%	0.0%	100.0%
Net income (loss)	$(190)	$(462)	$326	$(300)	$(626)
Net income attributable to noncontrolling interests	$100	$—	$—	$—	$100
Net income (loss) attributable to WCR common shareholders	$(290)	$(462)	$326	$(300)	$(726)

Cellular Retail

A summary table of the number of Cricket cellular retail stores we operated during the three months ended September 30, 2018 and 2017 follows:

	2018	2017
Beginning	225	268
Acquired/ Launched	1	15
Closed/Transferred	(20)	(3)
Ending	206	280

The Cellular Retail segment achieved substantial growth in location count in 2016 and 2017 as a result of our expansion initiative. While some newly launched locations are performing well, others have been slow to ramp up. Due to the underperformance of some expansion stores as well as some mature stores, we have accelerated store closures and disposals, reducing the number of retail stores operated from 225 at the beginning of the quarter to 206 at quarter end. Because the growth initiative included leased properties with three to five year terms, there are additional costs incurred to terminate leases or sublet leased properties of closed locations. The nonrecurring expense of store closings, which includes costs for lease termination agreements executed within the quarter, but not store operating losses, amounted to approximately $742,000 for the quarter.

Direct to Consumer

The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual revenue and net income in the months of March through May and December due to the seasonal products it sells. For the three months ended September 30, 2018, the Direct to Consumer segment had net loss of ($0.98) million compared to net loss of ($0.46) million for the comparable period in 2017, while revenues for the three month period ended September 30, 2018 were $4.92 million compared to $4.98 million for the comparable period in 2017. A 1.26% decrease in revenues, increases in product costs, shipping costs, advertising and payroll and a reduced tax benefit from the lower federal corporate income tax rate contributed to the increase in loss period over period.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the three month periods ended September 30, 2018 and 2017 follows:

	2018	2017
Beginning	41	41
Acquired/ Launched	—	—
Closed	—	—
Ending	41	41

Our Consumer Finance segment revenues decreased $0.11 million, or 4.0%, primarily from a decrease in pawn sales, for the three month period ended September 30, 2018 compared to the three month period ended September 30, 2017. Our net income for the three month period ended September 30, 2018 decreased 13.8% over the three month period ended September 30, 2017 largely due to the lower pawn sales and an increase in net bad debt, offset by a reduced federal corporate income tax expense.

Corporate

Net expenses related to our Corporate segment were $0.15 million for the three month period ended September 30, 2018 compared to $0.30 million for the three month period ended September 30, 2017. The period over period decrease is primarily due to investment income of $0.15 million in the current period only.

Results of Operations – Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net income (loss) for continuing operations attributable to our common shareholders was $(1.43) million, or ($0.15) per share (basic and diluted), for the nine months ended September 30, 2018, compared to $1.63 million, or $0.17 per share (basic and diluted), for the nine months ended September 30, 2017.

We expect segment operating results and earnings per share to change throughout 2018 due, at least in part, to the seasonality of the Direct to Consumer and Cellular Retail segments, retraction in the Cellular Retail segment, and potential mergers and acquisitions activity.

Following is a discussion of operating results by segment.

The following table provides revenues and net income attributable to WCR common shareholders by continuing operating segment for the nine month period ended September 30, 2018 and September 30, 2017 (in thousands):

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Nine Months Ended September 30, 2018
Revenue	$49,415	$27,310	$7,874	$—	$84,599
% of total revenue	58.4%	32.3%	9.3%	0.0%	100.0%
Net income (loss)	$(989)	$(128)	$832	$(584)	$(869)
Net income attributable to noncontrolling interests	$561	$—	$—	$—	$561
Net income (loss) attributable to WCR common shareholders	$(1,550)	$(128)	$832	$(584)	$(1,430)

Nine Months Ended September 30, 2017
Revenue	$52,432	$29,014	$8,136	$—	$89,582
% of total revenue	58.5%	32.4%	9.1%	0.0%	100.0%
Net income (loss)	$183	$1,507	$781	$(739)	$1,732
Net income attributable to noncontrolling interests	$100	$—	$—	$—	$100
Net income (loss) attributable to WCR common shareholders	$84	$1,507	$781	$(739)	$1,633

Cellular Retail

A summary table of the number of Cricket cellular retail stores we operated during the nine months ended September 30, 2018 and 2017 follows:

	2018	2017
Beginning	278	198
Acquired/ Launched	2	93
Closed/Transferred	(74)	(11)
Ending	206	280

As previously noted, the Cellular Retail segment achieved substantial growth in location count in 2016 and 2017. Also as noted in the quarterly discussion, due to the underperformance of some of the expansion locations as well as some mature stores, we have accelerated store closures and disposals. Year to date, we have reduced the number of retail stores operated from 278 at the beginning of the year to 206 at the end of September 2018. These closures have temporarily increased costs, but once the process is completed over the next three to six months, we expect to realize the benefits of the closings. The nonrecurring expense of store closings, which includes costs for lease termination agreements executed within the quarter, but not including store operating losses, amounted to approximately $1.51 million year to date through September 30, 2018.

Direct to Consumer

The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual revenue and net income in the months of March through May and December due to the seasonal products it sells. For the nine months ended September 30, 2018, the Direct to Consumer segment had net loss of ($0.13) million compared to net income of $1.51 million for the comparable period in 2017. Revenues for the nine month period ended September 30, 2018 were $27.31 million compared to $29.01 million for the comparable period in 2017. In 2018, we experienced delays in sales due to weather conditions and shipping zones not opening up as early as 2017 and sales volume never fully recovered from the delays. The segment is experiencing a decline in shipping fees passed on to customers, consistent with industry trends where there is pressure to offer no or reduced shipping charges to customers, and an increase is shipping costs. Also, over the same period of the prior year, advertising and marketing costs have increased $0.7 million. By the end of March 2018 we had substantially completed the relocation of the Van Dyke’s Restorers brand distribution from the outsourced 3PL to in-house, which added approximately $225,000 of nonrecurring expense in 2018.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the nine month periods ended September 30, 2018 and 2017 follows:

	2018	2017
Beginning	41	41
Acquired/ Launched	—	—
Closed	—	—
Ending	41	41

Our Consumer Finance segment revenues decreased $0.26 million, or 3.2%, for the nine month period ended September 30, 2018 compared to the nine month period ended September 30, 2017. Our net income for the nine month period ended September 30, 2018 increased 6.5% over the nine month period ended September 30, 2017 largely due to reduction of ongoing operating expenses and income tax expense, which was partially offset by reduced gross profit on lower sales.

Corporate

Net costs related to our Corporate segment were $0.58 million for the nine month period ended September 30, 2018 compared to $0.74 million for the nine month period ended September 30, 2017. Period over period, there was an increase in interest expense allocated to the Corporate segment, a reduction in the provision for income tax benefit due to the change in the federal corporate income tax rate and $0.35 million interest and dividends income, net of income taxes, in the current period only. Because we have no outstanding balances on the parent level credit facility and no operating segment is receiving direct benefit from it, current period unused line fees and amortization of loan costs have been treated as a corporate overhead expense.

Consolidated Income Tax Expense

Provision for income tax benefit for continuing operations for the nine month period ended September 30, 2018 was ($0.39) million compared to income tax expense of $0.91 million for the nine month period ended September 30, 2017 for an effective rate of 30.8% and 34.3%, respectively. The difference in rate is the result of the 2018 net income attributable to noncontrolling interests not being subjected to income tax at the corporate level, rather the “passthrough” taxable income is taxed to the noncontrolling interests at an individual level, combined with the impact of the lower federal corporate income tax rate.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine Months Ended September 30,
	2018	2017
Cash flows provided (used) by:
Operating activities	$(18,442,064)	$1,957,861
Investing activities	8,794,974	1,653,809
Financing activities	(2,106,669)	(9,143,248)
Net decrease in cash	(11,753,759)	(5,531,578)
Cash, beginning of period	21,295,819	14,159,975
Cash, end of period	$9,542,060	$8,628,397

Included in the cash flows used by operating activities for the nine month period ended September 30, 2018 are income tax payments of $19.15 million. The liability associated with these payments relate primarily to our 2017 sale of our Franchise segment.

At September 30, 2018, we had cash and cash equivalents of $9.54 million and highly liquid investments of $25.96 million compared to cash and cash equivalents of $8.63 million on September 30, 2017. We believe that our available cash and cash equivalents, combined with expected cash flows from operations and our held-to-maturity investments, will be sufficient to fund our liquidity and capital expenditure requirements through September of 2019. We also have a $3,000,000 revolving credit facility and a $9,000,000 acquisition credit facility available to us. Our expected short-term uses of available cash include the funding of operating activities and the payment of dividends.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2018.

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

As of September 30, 2018, our Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2018	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Angel Donchev
Angel Donchev
Chief Financial Officer