Form 10-K
period 2018-12-31
WESTERN CAPITAL RESOURCES, INC.
filed 2019-04-01
CIK 1363958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☒ Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of June 30, 2018 was approximately $11,327,000 based on the closing sales price of $3.80 per share as reported on the OTCQB. As of March 28, 2019, there were 9,388,677 shares of our common stock, $0.0001 par value per share, outstanding.

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

Our “Cellular Retail” segment is comprised of an authorized Cricket Wireless dealer and involves the retail sale of cellular phones and accessories to consumers through our wholly owned subsidiary PQH Wireless, Inc. and its subsidiaries, one of which is 70% owned. Our “Direct to Consumer” segment consists of a wholly owned online and direct marketing distribution retailer of live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins and Wayside Gardens brand names and home improvement and restoration products operating as Van Dyke’s Restorers as well as a wholesaler under the Park Wholesale brand. Our “Consumer Finance” segment consists of retail financial services conducted through our wholly owned subsidiaries Wyoming Financial Lenders, Inc. and Express Pawn, Inc. Our investment holdings are included with WCR. Throughout this report, we collectively refer to WCR and its consolidated subsidiaries as “we,” the “Company,” and “us.”

RECENT EVENTS

Release of Escrow Funds

In October 2018, we received $3,295,414, the scheduled release of 50% of the funds held in escrow relating to the 2017 sale of our Franchise segment, together with interest earned.

Cellular Retail Segment

In 2018, the number of retail stores operated within our Cellular Retail segment decreased by 73, and we ended 2018 with 205 operating locations. We are continually reviewing opportunities to take strategic action. Thus far in 2019, we have sold 35 locations and acquired 31 others, 27 of which were through a joint venture where we are the majority owner.

Direct to Consumer Realignment

In 2018 we realigned our direct to consumer distribution model from the partial use of an outsourced service provider to a fully integrated in-house fulfillment model. We believe that in addition to enhancing distribution performance, this has allowed and will continue to allow us to consolidate our customer service center which will enhance our end-customer experiences.

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

Dividend

Beginning in January 2018, our Board of Directors increased our quarterly dividend amount from $0.025 to $0.05 per share per quarter.

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

A summary table of the number of cellular retail stores we operated during the periods ended December 31, 2018 and 2017 follows:

	2018	2017
Beginning	278	198
Acquired / Launched / Managed	2	98
Closed	(75)	(18)
Ending	205	278

Market Information and Marketing

Cricket Wireless service offers customers simple, no-contract, predictable and affordable nationwide flat rate wireless plans. Cricket Wireless customers have the added advantage of unlimited minutes, text and data access on the AT&T network.

No-contract cellular products and services were historically targeted primarily only to market segments that were underserved by traditional communications companies requiring credit approval, a contractual commitment from the subscriber for a period of at least one year, and often included overage charges for minute and data usage in excess of a specified limit. We believe that a large portion of the U.S. cellular market consists of customers who are price-sensitive and prefer not to enter into these fixed-term contracts. We believe that the Cricket Wireless cellular retail product and service offerings we offer appeal strongly to both the underserved markets and the greater U.S. cellular market and believe we are positioned to benefit as a Cricket Wireless dealer.

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

Products and Services

Our authorized Cricket retail stores offer the following products and services:

•	Cricket Wireless service plans, each designed to attract customers by offering simple, predictable and affordable talk, text and high-speed data services that are a competitive alternative to traditional wireless and wireline services (e.g., flat-rate and unlimited talk/text plans, without fixed-term contracts, early termination fees or credit checks);

•	Cricket Wireless plan upgrades, such as Cricket International, individual country add-ons, Deezer (an independent music service on a no-contract basis), Cricket Protect and mobile hotspots; and

•	Cricket handsets and accessories.

When purchasing a phone, our customers have options among the latest in Apple, Samsung and other Android-based and Windows OS-based smartphones. Because there is no contract for the monthly service, customer phone purchases are paid in full at the time of purchase.

Seasonality

Our Cellular Retail segment operations are influenced by seasonal effects related to traditional retail selling periods and other factors affecting our customer base. In particular, we generally expect sales activity to be highest in the first and fourth quarters. Nevertheless, our revenues can be strongly affected by the launch of new markets, new or improved products such as release of the latest smartphone edition, promotional activity, the timing of federal tax-refunds and the actions of our competitors, any of which have the ability to offset or exacerbate the seasonality we normally experience.

Competition

There is substantial and ever-increasing competition in the wireless phone industry where customers can choose between many other postpaid and no-contract resellers, including AT&T, Verizon, Sprint/Boost Mobile, T-Mobile/Metro PCS and a larger number of regional providers. We compete for customers based principally on Cricket’s service/device offerings, price, call quality and coverage area.

Competition for the no-contract customers is primarily among MetroPCS, Virgin Mobile and Boost Mobile, but also includes the traditional postpaid carriers that have introduced no-contract products. There is also competition with other no-contract phone service providers such as Straight Talk by Wal-Mart or Wal-Mart’s Family Mobile powered by T-Mobile, an increase of national retailers offering similar or identical products and services that we provide, such as Cricket phones sold at Game Stop and Wal-Mart, and an increase in mobile virtual network operator (“MVNO”) offerings.

Our Cricket store business also competes with other current or potential authorized Cricket Wireless dealers and direct-to-consumer sales through the Cricket Wireless website. The authorization to sell Cricket products and services is granted by Cricket Wireless, LLC, a wholly owned subsidiary of AT&T. Our ability to compete with other sellers of Cricket products and services will depend on the success with which we operate our stores.

DIRECT TO CONSUMER SEGMENT

General Description

Our direct to consumer segment is a direct marketer of roses, plants, seeds, holiday gifts and home restoration products. The business is composed of: 1) a multi-channel retailer of garden and living gift products; 2) a wholesale seed business; and 3) a multi-channel retailer of home hardware and restoration products. Our garden products brands are highly recognizable in the rose and garden space as both the Jackson & Perkins and Park Seed brands were founded more than 148 years ago.

Products and Services

Our direct to consumer segment sells product through catalogs and online under the following brands:

•	Jackson & Perkins, 148 years of history and is the most recognized brand of premium garden roses. Jackson and Perkins is one of the largest direct to consumer retailers of bare root roses in the United States, selling over 150 active varieties of bare root roses, of which 87 varieties are patented by Jackson and Perkins. In addition to bare root roses, we sell perennials, flower bulbs, outdoor living products as well as living holiday gifts plants. Holiday gifts include fresh evergreen wreathes, live decorative Christmas trees and holiday amaryllis.
•	Park Seed, over 150 years in the business and one of America’s oldest and largest direct to consumer seed retailers. As a leader within the direct to consumer seed business, Park Seed sells over 2,500 premium vegetable and flower seed varieties, as well as various gardening supplies. The wholesale seed business sells seeds, plants and other horticultural products in larger quantities to small-medium sized growers, nurseries and garden centers. Plants and seeds sales are concentrated during the spring months.

•	Wayside Gardens, sells unique, hard to find high-end flowers, plants and gardening supplies to the master gardener. The Wayside Gardens customer is extremely selective, very knowledgeable, and seeks high quality plants. Approximately 60% of sales occur in the three months from March to May, during the spring planting season.
•	Van Dyke’s, an online and catalog retailer with a vast assortment of vintage home restoration wood products, hardware and antique furniture, many of which are hard to find. Van Dyke’s focus is on hardware, decorative wood, home accents, knobs and pulls and kitchen, bath and other décor.

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

We provide short-term consumer loans in amounts that typically range from $100 to $500 with the average loan amount, including fee, being approximately $428. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s post-dated personal check for the aggregate amount of the cash advance, plus a fee. The fee varies from state to state based on applicable regulations, and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed. To repay the cash advance loan, a customer may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection. Approximately 89% and 90% of our lending revenue in the Consumer Finance segment was derived from payday lending in 2018 and 2017, respectively. Payday lending revenue made up approximately 74% of our total revenue in the Consumer Finance segment in 2018 and 2017.

We offer short-term “installment” loans in Colorado and Wisconsin. Approximately 7% and 6% of our lending revenue in the Consumer Finance segment was derived from installment lending in 2018 and 2017. Due to Colorado law changes, we discontinued lending in Colorado in early 2019. We provide our installment loan customers with cash in exchange for a promissory note with a maturity of generally six months. The fee and interest rate on installment loans vary based on applicable regulations. Like cash advance or payday loans, installment loans are unsecured.

We operate three pawn stores in our Consumer Finance segment. Our pawn stores provide collateralized non-recourse loans, commonly known as “pawn loans” with maturities of one to four months. Allowable service charges vary by state and loan size. The loan amount varies depending on our valuation of each item pawned. We generally lend from 30% to 55% of our estimate of the collateral’s resale value. Customers have the option to redeem the pawned merchandise during the term or at maturity, or else forfeit the merchandise to us on maturity. At our pawn stores we sell merchandise that was acquired through either customer forfeiture of pawn collateral, second-hand merchandise purchased from customers or consigned to us, or new merchandise purchased from vendors. Pawn store revenues made up approximately 17% of our total revenue in the Consumer Finance segment in 2018 and 2017.

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

In general, our lending process and standards are extraordinarily different from those used by banks. To our knowledge, banks typically order and carefully review credit reports on all loans, engage in extensive underwriting analysis, and will typically make independent verification of earnings history through phone calls, reviews of tax returns and other processes. As a result, we generally experience a higher default rate on our personal loans than banks do on their personal loans (see caption below, “Risks Associated with Our Loans—Default and Collection”). At December 31, 2018, we had an aggregate (of all loan types) of approximately:

•	$3.89 million in current outstanding loan principal, fees and interest due to us; and
•	$1.04 million of late loans (customers’ repayment checks deposited and returned as NSF within the last 180 days or installment loan balances not past the final installment due date with one or more payments delinquent).

A summary table of the number of Consumer Finance locations operated during the periods ended December 31, 2018 and 2017 follows:

	2018	2017
Beginning	41	41
Acquired / Launched	-	-
Closed	-	-
Ending	41	41

The Fees We Charge

The fee we charge for a payday loan varies from state to state, based on applicable regulations, and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed. We do not charge interest in connection with our payday loans but do charge interest and fees where allowable on our short-term installment loans made in Wisconsin. If, however, we calculate the loan fees we charge as an annual percentage rate of interest (APR), such rate would range from 177% for a 31-day loan transacted in Kansas (on the low end) to approximately 536% for a 14-day loan in Wyoming (on the high end), with the actual average loan amount and average actual loan fees we charge involving an imputed annual percentage rate of approximately 439% and 198% for a 14-day and 31-day loan, respectively. The term of a loan significantly affects the imputed APR of the fees we charge for our loans. For instance, when a $15 fee is charged for a two-week loan of $100, the resulting APR is 391%. When the same fee on $100 is charged for a four-week loan, the resulting APR is 195%. Currently, we do not charge the maximum fee permitted in all of the states where we operate. We do, however, charge a uniform fee for all transactions processed in any particular state that involve the same range of payday loan amounts and the same term.

Of the six states in which we presently operate, only one state (Wisconsin) does not limit the loan fees we may charge or the term (i.e., the length) of the loan we may offer our customers.

In Wisconsin, we generally offer short-term installment loans in amounts from $300 to $750 payable in six equal monthly payments. Wisconsin installment loans are payable over four to six months at an annual percentage rate of approximately 480%.

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

When a customer defaults on a loan, we engage in collection practices that include contacting the customer for repayment and the customer’s bank to determine whether funds are available to satisfy their personal post-dated check. If funds are available, we present the check to the bank for repayment and an official check from the bank is obtained to pay off the item. The costs involved in these initial collection efforts are minimal and involve some employee time and possibly a flat $15-30 bank fee to cover the cost of the cashier’s check. If funds are not available, we generally attempt to collect returned checks for up to 90 days (or up to 180 days in cases where a bank account is still active and the customer has not initiated a stop payment on the postdated check provided), principally through continued attempts to contact the customer. If our attempts remain unsuccessful after 90 (or 180) days, we generally assign the item to a collection agency. Assignment to a collection agency may cost us 30-40% of the amount eventually collected (if any) from the customer. Ordinarily, we do not recoup any costs of collection from our customers.

Historically, we collect approximately 58% of the amount of all returned checks, which results in approximately 2.65% of our total payday loan principal and fee volume being uncollectible. In 2018, we generated approximately 130,000 payday loan transactions.

Industry Information

According to a December 2017 study by the Center for Financial Services Innovation (“2017 Financially Underserved Market Size Study”) consumers spent approximately $3.2 billion on fees for single payment loan products from storefront payday lenders in 2016, compared to $3.6 million in 2015. This year over year decline continues a trend that is expected to continue going forward. According to the Community Financial Services Association of America (CFSA) website, industry analysts estimate that 19 million U.S. households use short-term payday advances and estimate that there are 20,600 payday advance locations across the United States, which extend approximately $38.5 billion in short-term credit to households experiencing cash-flow shortfalls. In addition to being a valuable source of credit for many consumers, the payday loan industry makes significant contributions to the U.S. and state economies employing more than 50,000 Americans who earn $2 billion in wages and generating more than $2.6 billion in federal, state, and local taxes. Industry trends indicate that there will likely be a net decrease in total payday lending stores over the next few years due to store closings resulting from a combination of regulatory or legal changes, regulatory pressures, a slowdown in new store growth, and general economic conditions.

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

We do not believe the payday lending is predatory, nor do we believe that our loans are too costly for consumers if they are judiciously obtained. In fact, we believe that bank overdraft fees by themselves are typically far more costly for consumers, and bouncing a check can often involve other negative consequences such as independent fees levied by the parties to whom a bad check is written, negative publicity, etc. In this regard, the FDIC released a November 2008 report called “Study of Bank Overdraft Programs.” The report indicates that the average amount obtained when bank customers overdraw their accounts is $60, and the average overdraft fee charged by the bank is $27. This equates to an APR of 1,173% and 587% for a two-week and four-week $60 bank “loan,” respectively. In sum, we believe that many of the bad perceptions about our industry are fueled primarily by:

•	the effects of our loans on consumers who do not judiciously obtain payday loans;
•	a lack of genuine understanding about the choices faced by low and middle-income people facing a critical cash shortage; and
•	anti-payday lending lobbying campaigns, often funded by traditional financial institutions such as banks and credit unions that would economically benefit from the elimination of payday lending.

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

We also believe that customer service is critical to developing loyalty. In our industry, we believe that quality customer service means:

•	assisting with the loan application process and helping our customers understand the loan terms;
•	treating customers respectfully; and
•	processing transactions with accuracy, efficiency and speed.

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

Effect of General Economic Conditions on our Consumer Finance Segment

Our business has experienced fluctuating changes in our provision for loan losses in recent years. For example, our provision for loan losses as a percentage of payday, installment and pawn loan revenue was 13.9%, 12.3% and 16.3% in year 2018, 2017 and 2016, respectively. We are uncertain how the current economic conditions will affect demand for our services or our loan losses after 2018.

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

During the last few years, legislation has been introduced and passed in the U.S. Congress and in certain state legislatures proposing or effecting various restrictions or an outright prohibition on payday or certain installment lending. Currently, state laws in Arizona, Colorado, Montana, Oregon, South Dakota and Georgia have effectively eliminated the ability to conduct payday and certain installment lending in those states. In 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which consolidated most federal regulation of financial services offered to consumers, and replaced the Office of Thrift Supervision’s seat on the FDIC Board. Almost all credit providers, including mortgage lenders, providers of payday loans, other nonbank financial companies, and banks and credit unions with assets over $10 billion, are subject to regulations and oversight by the Consumer Financial Protection Bureau (“CFPB”). While the CFPB does not have authority to make rules limiting interest rates or fees charged, the scope and extent of its authority is broad enough to impose limits on rollovers and extensions of payday loans, as well as compliance with federal rules and regulations.

After several years of research, debate, and public hearings, in October 2017 the CFPB issued new rules for payday lending. The proposed rules, scheduled to go into effect in August 2019, would impose significant restrictions on the industry, and it is expected that a large number of lenders would be forced to close their stores. The CFPB’s studies projected a reduction in the number of lenders by 50%, while industry studies forecast a much higher attrition rate. Included in the new rules are requirements for vetting borrowers (i.e., obtaining a credit report and performing basic underwriting procedures), limits on the number of loans a consumer could obtain in a 12-month period, limiting to two the number of times a consumer’s check may be presented to the consumer’s bank for payment, and provisions requiring paydowns by the consumer on successive loans. However, in January 2018, the CFPB issued a statement that it intends to “reconsider” the regulation. The most current information from the CFPB website states the proposals it is considering includes rescinding the mandatory underwriting provisions contained in the rule and to delay the August 19, 2019 compliance date for the other provisions to November 19, 2020. At this time it is uncertain whether the rule will be implemented as announced, rewritten with more favorable terms for the industry, or thrown out altogether. If the rule is implemented as written, it could have a significant and negative impact on business conducted within our Consumer Finance segment.

In addition, our Consumer Finance segment activities are subject to the following federal consumer laws, regulations and CFPB guidance:

•	Unfair, Deceptive or Abusive Acts or Practices (UDAAP)
•	Fair Debt Collections Practice Act (FDCPA)
•	Consumer Complaint Management
•	Electronic Fund Transfer Act (EFTA) (Reg. E)
•	Fair Credit Reporting Act (FCRA)
•	Service Members Civil Relief Act

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

The Money Laundering Suppression Act of 1994 requires us, as a money service business (“MSB”), to register with the United States Department of the Treasury. MSBs include check cashers and sellers of money orders. MSBs must renew their registrations every two years, maintain a list of their agents, update the agent list annually, and make the agent list available for examination.

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

EMPLOYEES

At December 31, 2018, we had approximately 950 employees, including approximately 750 full time employees. We believe our relationship with our employees is good, and we have not suffered any work stoppages or labor disputes. We do not have any employees that operate under collective-bargaining agreements.

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

Our controlling shareholders, WCR, LLC and BC Alpha Holdings I, LLC, which are under common control (see Item 12), had beneficial ownership of approximately 59.63% of our common stock as of April 1, 2019. As a result, the controlling shareholders have the ability to outright control our affairs through the election and removal of our entire Board of Directors and all other matters requiring shareholder approval, including a future merger or consolidation of the Company, or a sale of all or substantially all of our assets. This concentrated control limits the Company’s public float and could discourage others from initiating any such potential merger, consolidation or sale or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

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

In general, there has been minimal trading volume in our common stock. During 2018, the average daily trading volume was under 1,000 shares. The small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, small trading volumes are generally understood to depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

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

As of December 31, 2018, 12.4% of our assets consisted of goodwill and other intangible assets. Under generally accepted accounting principles, the carrying value of goodwill is subject to periodic review and testing to determine if it is impaired. The value of our assets will depend on market conditions, regulatory environment, the availability of buyers and similar factors. While the value of these assets is based on management projections and assumptions and is determined by using the discounted cash flow method for purposes of our impairment testing, those values may differ from what could ultimately be realized by us in a sales transaction or otherwise and that difference, while not affecting cash flow, could have a material adverse impact on our operating results and financial position.

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

Our pawn lending products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations. We face the risk that restrictions or limitations on pawn loan amounts, pawn loan yields and customer acceptance of pawn loan products resulting from the enactment, change or interpretation of laws and regulations could have a negative effect on our business activities. In particular, short-term consumer loans have come under increased scrutiny and increasingly restrictive regulation in recent years. Adoption of such federal, state or local regulation or legislation could restrict, or even eliminate, our ability to conduct our pawn lending operations at a profit level we consider reasonable at some or all of our stores, and could prevent us from expanding into new markets.

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

In addition, regulatory actions or enforcement efforts taken with respect to money services businesses could negatively affect our ability to operate our consumer finance segment in our current form. For example, federal bank regulators are imposing significant costs and regulatory pressure on banks that do business with money services businesses, even though our business is conducted in a manner compliant with applicable law. As a result, fewer and fewer banks are willing to accept or even retain customers in the MSB industry. We may be forced to change long-standing banking relationships and change the way we operate our consumer finance operations, incurring additional capital expenditures and paying higher banking fees.

Public perception of payday lending as being predatory or abusive could adversely affect our business.

In recent years, consumer advocacy groups and media reports have advocated governmental action to prohibit or severely restrict payday loans. The consumer groups and media reports typically focus on the cost to a consumer for this type of loan, which is higher than the interest typically charged by credit card issuers. The consumer groups and media reports typically characterize these transactions as predatory or abusive toward consumers. If this negative characterization of payday lending becomes widely accepted by consumers, demand for our payday loans could significantly decrease, which could adversely affect our results of operations primarily by decreasing our revenues. Negative perception of payday lending activities could also result in our industry being subject to more restrictive laws and regulations and greater exposure to litigation.

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

We face significant competition in our Cellular Retail segment. We compete with the four national wireless service providers (AT&T, Sprint, T-Mobile and Verizon Wireless) as well as other smaller carriers such as US Cellular and Metro PCS and with many mobile virtual network operators (“MVNOs”) such as Walmart’s Straight Talk and Family Mobile plans. We also compete with government-financed “lifeline assurance” programs that offer free or reduced-cost cellular services to individuals and families receiving many types of public assistance. Our ability to compete effectively will depend on, among other things, the pricing of cellular services and equipment, the quality of our customer service, the reach and quality of our sales and distribution channels and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industry, including new technologies and business models, changes in consumer preferences, demographic trends and economic conditions.

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

The abundance of free shipping offers from Amazon.com and other online retailers is putting pressure on our Direct to Consumer segment shipping revenues, currently representing 13% of Direct to Consumer revenues. If market forces lead to the elimination of this revenue stream, it may be difficult for the Direct to Consumer segment to make up that lost revenue.

General economic conditions affect our loan losses, and accordingly, our results of operations could be adversely affected by a general economic slowdown or other negative economic conditions such as high unemployment.

Provision for loan losses, net of recoveries, is one of our largest Consumer Finance segment operating expenses, constituting approximately 14% of our loan fee revenues for the year ended December 31, 2018, with payday loan losses comprising most of the losses. Any changes in economic factors that adversely affect our customers, such as an economic downturn or high unemployment, could result in higher loan loss experiences than anticipated, which could in turn adversely affect our loan charge-offs and operating results.

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

We currently provide payday lending services in seven states. For the year ended December 31, 2018, Consumer Finance revenues from our locations in Nebraska represented approximately 35.8% of our total Consumer Finance segment revenues. For the foreseeable future, we expect that a material portion of our Consumer Finance revenues will continue to be generated in Nebraska. In addition, for the year ended December 31, 2018, Consumer Finance revenues from our North Dakota, Iowa and Wyoming stores represented approximately 23.1%, 16.5% and 13.8% of our total Consumer Finance revenues, respectively. Changes to prevailing economic, demographic, competitive, regulatory or any other conditions, including the legislative, regulatory or litigation risks mentioned above, in the markets in which we operate, and in Nebraska in particular, could lead to a reduction in demand for our services and result in a decline in our revenues or an increase in our provision for doubtful accounts, or even an outright legal prohibition on the conduct of our business. In this regard, we are aware of pending legislation in Nebraska that is aimed at eliminating payday lending in that state and permitting short-term loans in the nature of installment loans. Any of these outcomes could in turn result in a material and swift deterioration of our Consumer Finance segment financial condition principally by impairing its revenues and affecting its ability to obtain financing and operating liquidity, its operating results and its business prospects.

If estimates of our loan losses are not adequate to absorb actual losses, our financial condition and results of operations may be adversely affected.

We maintain an allowance for loan losses at levels to cover the estimated incurred losses in the collection of our payday and installment loan portfolios outstanding at the end of each applicable period. At the end of each period, management considers recent collection history to develop expected loss rates, which are used to establish the allowance for loan losses. Our allowance for loan losses was $0.82 million on December 31, 2018. Our allowance for loan losses is an estimate, and if actual loan losses are materially greater than our allowance for losses, our financial condition and results of operations could be adversely affected.

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

In 2016 and 2017 we launched or took over approximately 150 Cricket Wireless retail locations, many of which did not mature as anticipated and needed to be closed. Even after aggressive action taken in 2018 to reduce our store count and the cash burn, it remains unclear if we will be able to further reduce the cash burn of these recently opened stores still in operations.

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

A significant disruption in our computer systems and our inability to adequately maintain and update those systems could adversely affect our operations and our ability to maintain the confidence of our customers and business partners.

We rely extensively on our computer systems to manage our businesses. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses, malicious attacks, security breaches, and catastrophic events. If our systems are damaged or fail to function properly or reliably, we may incur substantial repair or replacement costs, experience data loss or theft and impediments to our ability to manage inventories or process customer transactions, engage in additional promotional activities to retain our customers, and encounter lost confidence of our customers and other business partners, which could adversely affect our results of operations.

We regularly invest to maintain and update our computer systems. Implementing significant system changes increases the risk of computer system disruption. The potential problems and interruptions associated with implementing technology initiatives, as well as providing training and support for those initiatives, could disrupt or reduce our operational efficiency, and could negatively impact customer experience and confidence of our customers and other business partners.

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

Our Direct to Consumer segment, acquired on July 1, 2015, owns a 100-acre property with a 382,790 square foot facility in Greenwood, South Carolina. This facility is utilized as J & P Park Acquisitions, Inc.’s (“JPPA”) distribution and warehouse facility and corporate offices. The real estate is not encumbered as of December 31, 2018.

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

The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2018 and 2017. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

	Market Bid Price (high/low)	Dividend Declared per Share
For the Fiscal Year 2018
First Quarter	$5.20 – 3.55	$0.05
Second Quarter	$4.35 – 3.70	$0.05
Third Quarter	$4.27 – 3.73	$0.05
Fourth Quarter	$4.30 – 3.42	$0.05

For the Fiscal Year 2017
First Quarter	$4.80 – 2.51	$0.025
Second Quarter	$5.01 – 3.56	$0.025
Third Quarter	$4.76 – 4.11	$0.025
Fourth Quarter	$8.01 – 4.61	$0.025

HOLDERS

As of the date of this report, we had 9,388,677 shares of common stock outstanding held by approximately 265 holders of record.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The table below sets forth certain information, as of the close of business on December 31, 2018, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	65,000	6.00	35,000	(1)
Equity compensation plans not approved by securityholders	None	n/a	None

(1)	In February 2015, our Board of Directors adopted the 2015 Stock Incentive Plan. The 2015 Stock Incentive Plan was approved by our shareholders on January 20, 2016. Refer to Note 14, “Equity” of the notes to our consolidated financial statements included in this report for additional information. We are not required by applicable state law or the listing standards of any self-regulatory organization or quotation service (e.g., the OTC Markets, NASD, AMEX or NYSE) to obtain the approval of our security holders prior to issuing any compensatory options, warrants or other rights to purchase our securities.

Certain managers of our subsidiaries have options issued for subsidiary stock, which if exercised will dilute parent’s ownership in those subsidiaries.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information about purchases of Western Capital Resources, Inc. common stock by us during the three months ended December 31, 2018.

Share Repurchases

Period Beginning	Period Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Board Approved Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
October 1, 2018	October 31, 2018	-	$-	-	$990,300
November 1, 2018	November 30, 2018	-	-	-	990,300
December 1, 2018	December 31, 2018	-	-	-	990,300
		-	$-	-

(1)	On September 13, 2018, our Board of Directors authorized a share repurchase program under which we may repurchase up to $1 million of common stock, provided that the per share price of any purchase shall not exceed $5.00 per share. Repurchases may be made from time to time on the open market or through privately negotiated transactions.

DESCRIPTION OF EQUITY SECURITIES

Our authorized capital stock consists of 12.5 million shares of common stock, $0.0001 par value per share (unless otherwise determined by the Board of Directors). All shares of common stock have equal voting rights and are entitled to one vote per share on all matters to be voted upon by our shareholders. Shares of our common stock have no preemptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Cumulative voting in the election of directors is not permitted. In the event of our liquidation, each holder of our common stock is entitled to receive a proportionate share of our assets available for distribution to stockholders after the payment of liabilities. All shares of our common stock issued and outstanding are fully paid and non-assessable.

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

OVERVIEW

Our growth focus in 2016 and 2017 was in the Cellular Retail segment. We began 2016 operating 99 Cricket retail locations and by the end of 2017 we were operating 278. The growth came from a combination of launching new locations and acquiring existing stores from other Cricket dealers. Many of the locations did not develop as anticipated; therefore, we reduced the number of retail stores operated within our Cellular Retail segment to 205 during fiscal year 2018. We accomplished this reduction by transferring some stores to other authorized Cricket dealers while closing other retail locations. We believe these closures will play a significant role in returning the Cellular Retail segment to profitability. As the industry undergoes changes, we are continually reviewing opportunities to take strategic action.

RESULTS OF OPERATIONS:

YEAR ENDED DECEMBER 31, 2018 COMPARED TO YEAR ENDED DECEMBER 31, 2017

Net income (loss) from continuing operations attributable to our common shareholders was ($2.24) million, or ($0.24) per share, in 2018 compared to $1.39 million, or $0.15 per share, in 2017. Both the Cellular Retail and Direct to Consumer segments experienced losses in 2018. Our 2018 earnings per share from discontinued operations was $0 compared to $3.85 in 2017. Revenues decreased from $122 million in 2017 to $114 million in 2018, with the contraction in the Cellular Retail segment being the most significant contributor to the reduction.

The following table provides year-over-year revenues and net income attributable to WCR common shareholders by continuing operating segment (in thousands):

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Year Ended December 31, 2018
Revenue	$65,096	$38,433	$10,736	$-	$114,265
% of total revenue	57.0%	33.6%	9.4%	-%	100.0%
Net income (loss)	$(1,272)	$(481)	$1,117	$(885)	$(1,521)
Net income (loss) attributable to noncontrolling interests	$720	$-	$-	$-	$720
Net income (loss) attributable to WCR common shareholders	$(1,992)	$(481)	$1,117	$(885)	$(2,241)

Year Ended December 31, 2017
Revenue	$69,547	$40,993	$10,981	$-	$121,521
% of total revenue	57.2%	33.7%	9.1%	-%	100.0%
Net income (loss)	$(57)	$1,837	$779	$(886)	$1,673
Net income (loss) attributable to noncontrolling interests	$286	$-	$-	$-	$286
Net income (loss) attributable to WCR common shareholders	$(343)	$1,837	$779	$(886)	$1,387

Cellular Retail

The following table summarizes our Cellular Retail segment operating results:

	Year Ended December 31, (in thousands)		2018 % of	2017 % of
	2018	2017	Revenues	Revenues
Revenues:
Retail sales and associated fees	$49,013	$50,268	75.3%	72.3%
Other revenue	16,083	19,279	24.7%	27.7%
	65,096	69,547	100.0%	100.0%
Cost of revenues	25,747	25,846	39.6%	37.2%
Gross profit	39,349	43,701	60.4%	62.8%

Salaries, wages and benefits expense	22,033	25,008	33.8%	36.0%
Occupancy expense	10,286	10,856	15.8%	15.6%
Depreciation and amortization expense	2,121	1,811	3.3%	2.6%
Interest expense	47	171	0.1%	0.2%
Other expense	6,707	6,322	10.3%	9.1%
Provision for income taxes	(573)	(410)	(0.9)%	(0.6)%
	40,621	43,758	62.4%	62.9%
Net (loss) income	$(1,272)	$(57)	(2.0)%	(0.1)%

Segment contribution to net loss before noncontrolling interests was ($1.27) million and ($0.06) million in 2018 and 2017, respectively. Many of our 2016 and 2017 growth initiative store launches did not meet sales growth expectations and were a drag on operating results again in 2018. Expense, including losses on disposal of fixed assets, to close or transfer stores to other dealers was in excess of $1.70 million in 2018.

Other revenue in this segment includes customer paid fees, compensation received from Cricket that is based on Cricket customer payments of their monthly service fees and development compensation received from Cricket. The year over year decline in other revenue is attributable to the decline in development compensation from Cricket.

Cost of revenues as a percentage of retail merchandise sales and associated fees increased from 51.4% in 2017 to 52.5% in 2018.

Our two most significant operating expense categories for this segment are salaries, wages and benefits and occupancy expenses. Salaries, wages and benefits expense decreased 11.9% from 2017 due to the reduction in stores operated. Stated as a percentage of Cellular Retail revenues, salaries, wages and benefits expense was 33.8% and 36.0% in 2018 and 2017, respectively. Occupancy expenses, which include base rents, additional rents (common area maintenance, insurance and real estate taxes assessed operating per lease agreements), telephone, utility and repair and maintenance expenses, were 15.8% and 15.6% of Cellular Retail revenues in 2018 and 2017, respectively.

Direct to Consumer

The following table summarizes our actual Direct to Consumer segment operating results:

	Year Ended December 31, (in thousands)		2018 % of	2017 % of
	2018	2017	Revenues	Revenues
Revenues	$38,433	$40,993	100.0%	100.0%
Cost of revenues	20,936	20,988	54.5%	51.2%
Gross profit	17,497	20,005	45.5%	48.8%

Salaries, wages and benefits expense	6,297	5,968	16.4%	14.6%
Occupancy expense	549	772	1.4%	1.9%
Depreciation and amortization expense	512	453	1.3%	1.1%
Interest expense	5	132	-%	0.3%
Other expense	10,751	10,176	28.0%	24.8%
Provision for income taxes	(136)	667	(0.4)%	1.6%
	17,978	18,168	46.7%	44.3%
Net income (loss)	$(481)	$1,837	(1.2)%	4.5%

The Direct to Consumer segment contributed ($0.48) million of net loss in 2018 compared to $1.84 million of net income in 2017. The segment was challenged with lost revenue due to unfavorable weather patterns in 2018, year over year decreased shipping and handling revenue and a general decrease in sales volume. In 2017, we faced challenges with our 3PL provider and began the process of moving all operations, including inventory receiving, storing, periodic cycle counts, pick, pack and shipment of customer orders, order taking, processing of customer payments, personalization, customer services, and order processing, to our facility in South Carolina.

Consumer Finance

The following table summarizes our Consumer Finance segment operating results:

	Year Ended December 31, (in thousands)		2018 % of	2017 % of
	2018	2017	Revenues	Revenues
Revenues:
Retail sales	$1,448	$1,459	13.5%	13.3%
Financing fees and interest	8,923	9,101	83.1%	82.9%
Other revenue	364	421	3.4%	3.8%
	10,735	10,981	100.0%	100.0%
Cost of revenues	2,179	2,029	20.3%	18.5%
Gross profit	8,556	8,952	79.7%	81.5%

Salaries, wages and benefits expense	3,689	3,663	34.3%	33.3%
Occupancy expense	1,284	1,297	12.0%	11.8%
Depreciation and amortization expense	51	64	0.5%	0.6%
Other expense	2,018	2,162	18.8%	19.7%
Provision for income taxes	397	987	3.7%	9.0%
	7,439	8,173	69.3%	74.4%
Net income loss	$1,117	$779	10.4%	7.1%

Consumer Finance segment net income increased to $1.12 million in 2018 from $0.78 million in 2017, the increase being directly attributable to the impact of the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) enacted on December 22, 2017 and resulting reduction in the provision for income taxes. Our year over year financing fees and interest remained stable after we exited operations in South Dakota in 2016 due to a law change, but did decrease 0.8% due to reduced volume which is a common trend in the industry. Consumer Finance had operations in seven states during 2018 and 2017.

Corporate

Net loss related to our Corporate segment was ($0.89) million for the years ended December 31, 2018 and 2017. In accordance with authoritative guidance applicable to discontinued operations, no continuing corporate overhead has been allocated to discontinued operations in 2017.

Consolidated Income Tax Expense

Income tax benefit from continuing operations for 2018 was $0.62 million compared to a tax expense of $0.73 million in 2017 for an effective rate of 28.9% and 30.4%, respectively. Income from continuing operations before income taxes attributable to noncontrolling interest flows through to the noncontrolling interest and thus is not taxable at the Company level. Excluding the non-taxable flow-through income to the non-controlling interest, the effective rate for 2018 and 2017 is 21.6% and 34.5%, respectively. The rate reduction year over year is a combination of the lower federal tax rate due to the Tax Reform Act, an increase in interest income from U.S. Treasuries not taxable at the state level and the impact of the many different state apportionment and consolidated versus separate filing rules.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows:

	Year Ended December 31,
	2018	2017

Cash flows provided (used) by:
Operating activities	$(16,391,111)	$5,015,349
Investing activities	14,408,382	14,214,425
Financing activities	(2,588,107)	(12,093,930)
Net increase in cash	(4,570,836)	7,135,844
Cash and cash equivalents, beginning of year	21,295,819	14,159,975
Cash and cash equivalents, end of year	$16,724,983	$21,295,819

At December 31, 2018, we had cash and cash equivalents of $16.72 million compared to cash and cash equivalents of $21.30 million on December 31, 2017. We believe that our available cash, combined with expected cash flows from operations and our held-to-maturity investments, will be sufficient to fund our liquidity and capital expenditure requirements through March of 2020. Our expected short-term uses of available cash include the funding of operating activities and the payment of dividends.

In addition to cash and cash equivalents, at December 31, 2018, we had $12.71 million invested in certificates of deposit (limited to $250,000 per financial institution) and approximately $10.68 million in short-term T-Bills and Notes.

In October 2018, we received $3,295,414, the scheduled release of 50% of the funds held in escrow relating to the 2017 sale of our Franchise segment, together with interest earned.

At December 31, 2018, our outstanding debt and capital lease obligations were $0.84 million compared to $0.94 million at December 31, 2017. Available credit at December 31, 2018 under credit facilities in place on that date was $12.0 million.

On April 21, 2016, we entered into a revolver and acquisition credit facility with a financial institution.  The facility includes a $9 million dollar acquisition facility commitment and a $3 million revolving credit commitment.  Interest accrues on advanced funds at LIBOR plus 3.5%.  The facility was extended for two years when it was scheduled to mature on April 21, 2018. The facility contains customary financial and negative covenants and is secured by substantially all assets of the Company and its subsidiaries.

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

Consumer Finance

Included in loans receivable are unpaid principal, interest and fee balances of payday, installment and pawn loans that have not reached their maturity date, and “late” payday loans that have reached maturity within the last 180 days and have remaining outstanding balances. Late payday loans generally are unpaid loans where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons. All returned items are charged-off after 180 days, as collections after that date have not been significant. Loans are carried at cost plus accrued interest or fees less payments made and a loans receivable allowance.

We do not specifically reserve for any individual payday or installment loan.  Instead, we aggregate loan types for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio. This methodology takes into account several factors, including (1) the amount of loan principal, interest and fee outstanding, (2) historical charge offs from loans that originated during the last 24 months, (3) current and expected collection patterns and (4) current economic trends. We utilize a software program to assist with the tracking of our historical portfolio statistics. A loan loss allowance is maintained for anticipated losses for payday and installment loans based primarily on our historical percentages by loan type of net charge offs, applied against the applicable balance of loan principal, interest and fees outstanding. We also periodically perform a look-back analysis on our loan loss allowance to verify the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. We are aware that as conditions change, we may also need to make additional allowances in future periods. Loan losses or charge-offs of pawn loans are not recorded because the value of the collateral exceeds the loan amount.

See Note 4, “Loans Receivable,” and Note 5, “Loans Receivable Allowance,” of the notes to our consolidated financial statements included in this report for our outstanding loans receivable aging and loans receivable allowance rollforward as of and for the year ended December 31, 2018 and December 31, 2017.

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

FORWARD-LOOKING STATEMENTS

Some of the statements made in this report are “forward-looking statements,” as that term is defined under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon our current expectations and projections about future events. Whenever used in this report, the words “believe,” “anticipate,” “intend,” “estimate,” “expect,” “will” and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this report are primarily located in the material set forth under the headings “Description of Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are found in other parts of this report as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We are not undertaking any obligation to update any forward-looking statements even though our situation may change in the future.

Specific factors that might cause actual results to differ from our expectations or may affect the value of the common stock, include, but are not limited to:

•	Changes in local, state or federal laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations;
•	Litigation and regulatory actions directed toward the consumer finance industry or us, particularly in certain key states;
•	Our need for additional financing;
•	Changes in our authorization to be a dealer for Cricket Wireless;
•	Changes in authorized Cricket dealer compensation;
•	Lack in advertising support and sales promotions from Cricket Wireless in the markets we operate; and
•	Unpredictability or uncertainty in financing and merger and acquisition markets, which could impair our ability to grow our business through acquisitions.

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

INDEX OF FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Western Capital Resources, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Western Capital Resources, Inc. (“the Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Salt Lake City, UT

April 1, 2019

office	801.783.2950
fax	801.783.2960

www.sadlergibb.com | Main: 2455 East Parleys Way Suite 320, Salt Lake City, UT 84109 | Provo: 3507 N University Ave #100, Provo, UT 84604

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,724,983	$21,295,819
Short-term investments	22,394,748	32,292,902
Loans receivable (less allowance for losses of $818,000 and $833,000, respectively)	4,111,842	4,310,003
Accounts receivable (less allowance for losses of $25,000 and $16,000, respectively)	493,208	764,071
Inventory (less reserve of $670,000 and $576,000, respectively)	8,467,512	9,130,842
Prepaid income taxes	512,099	-
Prepaid expenses and other	2,954,794	3,762,974
Escrow and other receivables	3,312,984	3,482,770
TOTAL CURRENT ASSETS	58,972,170	75,039,381

INVESTMENTS	1,000,000	3,000,000

PROPERTY AND EQUIPMENT, net	9,945,826	11,347,234

GOODWILL	5,796,528	5,796,528

INTANGIBLE ASSETS, net	4,167,110	4,987,769

ESCROW FUNDS RECEIVABLE	-	3,250,000

OTHER	558,209	823,244

TOTAL ASSETS	$80,439,843	$104,244,156

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$11,816,050	$11,897,968
Other current liabilities	1,291,713	1,354,558
Income taxes payable	-	18,730,647
Note payable – short-term	-	51,992
Current portion capital lease obligations	51,211	47,174
Deferred revenue	1,012,772	1,073,600
TOTAL CURRENT LIABILITIES	14,171,746	33,155,939

LONG-TERM LIABILITIES
Notes payable	789,216	789,216
Capital lease obligations, net of current portion	-	51,172
Deferred income taxes	795,000	1,456,000
Other	-	98,259
TOTAL LONG-TERM LIABILITIES	1,584,216	2,394,647

TOTAL LIABILITIES	15,755,962	35,550,586

COMMITMENTS AND CONTINGENCIES (Note 21)

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 12,500,000 shares authorized, 9,388,677 and 9,390,997 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively.	939	939
Additional paid-in capital	29,031,741	29,031,741
Retained earnings	33,774,293	37,903,204
TOTAL WESTERN SHAREHOLDERS’ EQUITY	62,806,973	66,935,884

NONCONTROLLING INTERESTS	1,876,908	1,757,686

TOTAL EQUITY	64,683,881	68,693,570

TOTAL LIABILITIES AND EQUITY	$80,439,843	$104,244,156

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2018	2017
REVENUES
Sales and associated fees	$88,895,105	$92,590,486
Financing fees and interest	8,922,780	9,100,908
Other revenue	16,447,075	19,829,150
	114,264,960	121,520,544

COST OF REVENUES
Cost of sales	47,620,763	47,741,301
Provisions for loans receivable losses	1,241,638	1,122,144
	48,862,401	48,863,445

GROSS PROFIT	65,402,559	72,657,099

OPERATING EXPENSES
Salaries, wages and benefits	34,242,187	36,787,317
Occupancy	12,406,166	13,203,957
Advertising, marketing and development	7,824,393	7,376,123
Depreciation	1,899,114	1,809,525
Amortization	794,688	534,898
Other	10,818,109	10,481,630
	67,984,657	70,193,450

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,582,098)	2,463,649

OTHER INCOME (EXPENSES):
Dividend and interest income	631,670	242,916
Interest expense	(189,281)	(302,558)
	442,389	(59,642)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,139,709)	2,404,007

PROVISION FOR INCOME TAX EXPENSE (BENEFIT) FOR CONTINUING OPERATIONS	(619,000)	731,000
	(1,520,709)	1,673,007

LESS NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(720,422)	(286,033)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	(2,241,131)	1,386,974

DISCONTINUED OPERATIONS
Income from operations of discontinued operations	-	3,021,048
Gain on sale of discontinued operations	-	56,699,018
Less provision for income taxes for discontinued operations	-	(23,415,000)
Net income from discontinued operations	-	36,305,066
Less net income from discontinued operations attributable to noncontrolling interests	-	(12,815)
Net income from discontinued operations attributable to Western common shareholders	-	36,292,251
NET INCOME ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$(2,241,131)	$37,679,225

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
FROM CONTINUING OPERATIONS - Basic and diluted	$(0.24)	$0.15
FROM DISCONTINUED OPERATIONS - Basic and diluted	$-	$3.85
FROM CONTINUING AND DISCONTINUED OPERATIONS - Basic and diluted	$(0.24)	$4.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	9,390,355	9,411,201

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Western Capital Resources, Inc. Shareholders
		Common Stock		Additional
	Total	Shares	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests
BALANCE – December 31, 2016	$30,688,502	9,497,871	$950	$28,997,087	$1,643,996	$46,469
Net Income	37,978,073	-	-	-	37,679,225	298,848
Share based compensation	34,654	-	-	34,654	-	-
Noncontrolling interest in acquisition	1,471,653	-	-	-	-	1,471,653
Redemption of noncontrolling interests	(27,899)	-	-	-	-	(27,899)
Stock redemption	(480,928)	(106,874)	(11)	-	(480,917)	-
Dividends	(970,485)	-	-	-	(939,100)	(31,385)
BALANCE – December 31, 2017	68,693,570	9,390,997	939	29,031,741	37,903,204	1,757,686
Net Income (Loss)	(1,520,709)	-	-	-	(2,241,131)	720,422
Stock redemption	(9,697)	(2,320)	-	-	(9,697)	-
Dividends	(2,479,283)	-	-	-	(1,878,083)	(601,200)
BALANCE – December 31, 2018	$64,683,881	9,388,677	$939	$29,031,741	$33,774,293	$1,876,908

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
OPERATING ACTIVITIES
Net Income (Loss) from continuing operations	$(1,520,709)	$1,673,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation – continuing operations	1,899,114	1,809,525
Amortization – continuing operations	794,688	534,898
Share based compensation	-	27,924
Deferred income taxes	(661,000)	570,000
Loss on disposals	941,367	22,131
Income from investments	(121,998)	-
Changes in operating assets and liabilities:
Loans receivable	198,161	128,273
Accounts receivable	270,863	(67,414)
Inventory	582,282	(35,382)
Prepaid expenses and other assets	260,618	(32,425)
Accounts payable and accrued expenses	(18,812,565)	(1,418,872)
Deferred revenue and other current liabilities	(221,932)	(42,072)
Operating cash flows from discontinued operations	-	1,845,756
Net cash and cash equivalents (used in) provided by operating activities	(16,391,111)	5,015,349

INVESTING ACTIVITIES
Purchase of investments	(29,713,003)	(35,292,902)
Proceeds from held-to-maturity investments	41,711,012	-
Purchase of property and equipment – continuing operations	(960,883)	(2,616,616)
Acquisition of stores, net of cash acquired	(76,707)	-
Advances on note receivable, net		(513,743)
Proceeds from installment sale receivable	3,435,963	-
Proceeds from the disposal of property, plant and equipment	12,000	16,959
Cash received from discontinued operations	-	4,368,037
Investing activities of discontinued operations	-	48,252,690
Net cash and cash equivalents provided by investing activities	14,408,382	14,214,425

FINANCING ACTIVITIES
Payments on notes payable – short-term, net	(51,992)	(96,722)
Advances (payments) on line of credit, net	-	(998,426)
Payments on notes payable – long-term, continuing operations	-	(5,128,896)
Common stock redemption	(9,697)	(480,928)
Payments on capital lease	(47,135)	(42,816)
Payment of dividends to noncontrolling interests	(601,200)	-
Payment of dividends	(1,878,083)	(939,100)
Financing activities of discontinued operations	-	(4,407,042)
Net cash and cash equivalents used in financing activities	(2,588,107)	(12,093,930)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,570,836)	7,135,844

CASH AND CASH EQUIVALENTS
Beginning of year	21,295,819	14,159,975
End of year	$16,724,983	$21,295,819

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$19,284,007	$3,648,839
Interest paid	$124,817	$189,436

Noncash investing and financing activities:
Note receivable balance applied to acquisition of stores (Note 18)	$-	$3,433,856
Financed acquisition of stores (Notes 12 and 18)	$-	$789,216
Noncontrolling interests equity contribution in acquisition of stores (Note 18)	$-	$1,471,653
Note principal and interest paid from sales proceeds	$-	$4,343,474
Sales proceeds placed in escrow	$-	$6,500,000

See notes to consolidated financial statements.

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation / Nature of Business

Western Capital Resources, Inc. (WCR) is a parent company owning operating subsidiaries, with percentage owned shown parenthetically, as summarized below.

•	Cellular Retail
o	PQH Wireless, Inc. (PQH) (100%) – operates 205 cellular retail stores as of December 31, 2018 (148 100% owned plus 57 through a 70% owned subsidiary), as an exclusive dealer of the Cricket brand.

•	Direct to Consumer
o	J & P Park Acquisitions, Inc. (JPPA) (100%) – an online and direct marketing distribution retailer of 1) live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins, and Wayside Gardens brand names and 2) home improvement and restoration products operating under the Van Dyke’s Restorers brand, as well as a seed wholesaler under the Park Wholesale brand.

o	J & P Real Estate, LLC (JPRE) (100%) – owns real estate utilized as JPPA’s distribution and warehouse facility and the corporate offices of JPPA.

•	Consumer Finance
o	Wyoming Financial Lenders, Inc. (WFL) (100%) – owns and operates “payday” stores (40 as of December 31, 2018) in seven states (Colorado, Iowa, Kansas, Nebraska, North Dakota, Wisconsin and Wyoming) providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

o	Express Pawn, Inc. (EPI) (100%) – owns and operates retail pawn stores (three as of December 31, 2018) in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of merchandise obtained from forfeited pawn loans or purchased from customers.

•	Discontinued Operations - Franchise
o	AlphaGraphics, Inc. (AGI) – franchisor of domestic and international AlphaGraphics Business Centers. AGI was sold on October 3, 2017.

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

Revenue Recognition

On January 1, 2018, we adopted Topic 606, as further disclosed later in this Note 1. Also refer to Notes 16, “Revenue,” and 20, “Segment Information,” for additional information including the disaggregation of revenue by segment.

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the years 2018 and 2017, there were no transfers between levels.

Receivables and Loss Allowance

Cellular Retail

Receivables for noncash sales are recorded when possession of products is taken by the customer or services are completed, represent claims against third parties that will be settled in cash, include unsettled credit card charges, and are included in accounts receivable. The carrying value of accounts receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value.

Direct to Consumer

Receivables for noncash sales are recorded when orders are shipped, represent claims against third parties that will be settled in cash, include unsettled credit card charges and wholesales sales on terms, and are included in accounts receivable. The carrying value of accounts receivable, net of the allowance for doubtful accounts, represents their estimated net realizable value. The allowance for doubtful accounts is estimated based on historical collection trends, type of customer, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past due receivable balances are written-off when internal collection efforts have been unsuccessful in collecting the amount due.

Consumer Finance

Included in loans receivable are unpaid principal, interest and fee balances of payday, installment and pawn loans that have not reached their maturity date, and “late” payday loans that have reached maturity within the last 180 days and have remaining outstanding balances.  Late payday loans generally are unpaid loans where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons. All returned items are charged-off after 180 days, as collections after that date have not been significant. Loans are carried at cost plus accrued interest or fees less payments made and a loans receivable allowance.

The Company does not specifically reserve for any individual payday or installment loan.  The Company aggregates loan types for purposes of estimating the loss allowance using a methodology that analyzes historical portfolio statistics and management’s judgment regarding recent trends noted in the portfolio. This methodology takes into account several factors, including (1) the amount of loan principal, interest and fee outstanding, (2) historical charge offs from loans that originated during the last 24 months, (3) current and expected collection patterns and (4) current economic trends. The Company utilizes a software program to assist with the tracking of its historical portfolio statistics. A loan loss allowance is maintained for anticipated losses for payday and installment loans based primarily on our historical percentages by loan type of net charge offs, applied against the applicable balance of loan principal, interest and fees outstanding. The Company also periodically performs a look-back analysis on its loan loss allowance to verify the historical allowance established tracks with the actual subsequent loan write-offs and recoveries. The Company is aware that as conditions change, it may also need to make additional allowances in future periods. Loan losses or charge-offs of pawn loans are not recorded because the value of the collateral exceeds the loan amount.

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

Advertising, Marketing and Development Costs

Direct to Consumer

The Company expenses advertising costs as they are incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits, not to exceed six months. Direct-response advertising consists primarily of catalog book production, printing, and postage costs. Prepaid advertising costs at December 31, 2018 and 2017 were $0.88 million and $0.87 million, respectively.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period, including stock options, using the treasury stock method. Options to purchase 65,000 shares granted under the 2015 Stock Incentive Plan effective February 6, 2015 (see Note 14) were outstanding at December 31, 2018. These options have a strike price in excess of the market price as of December 31, 2018 and 2017, were antidilutive and therefore not included in the computation of diluted earnings per share. Thus, there were no dilutive common shares as of December 31, 2018 and 2017.

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

Reclassifications and Discontinued Operations

Certain Balance Sheet, Statement of Operations and Statement of Cash Flows reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the year ended December 31, 2018.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), a comprehensive new revenue recognition standard. The core principle of the new standard is for companies to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The standard requires enhanced disclosures about revenue, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. We adopted the new revenue guidance effective January 1, 2018 using the cumulative effect method, and did not have an adjustment to retained earnings upon adoption. The adoption of Topic 606 did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), related to recognition of lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize the following for all leases: (1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity's leasing activities. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that annual period, with early adoption permitted. As the Company expects to elect the transition option provided in ASU 2018-11 (see below), the modified retrospective approach will be applied on January 1, 2019. The Company also expects to elect the package of practical expedients relief option offered in ASU 2016-02, the accounting policy allowing lessees not to separate lease and nonlease components and the hindsight practical expedient, which allows entities to reassess their assumptions used when determining lease term and impairment of right-of-use assets. The Company has facility lease agreements which are currently being accounted for as operating leases and therefore not being recognized on the Company's consolidated balance sheets. The new guidance will require these lease agreements to be recognized on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability. The Company's preliminary evaluation indicates the provisions of ASU 2016-02 are expected to impact the Company's consolidated balance sheet. However, the Company does not expect the new guidance to have a material impact on the Company's consolidated statements of operations. The Company completed a complete inventory of arrangements containing a lease and accumulating the lease data necessary to apply the amended guidance. The current estimated impact of implementing this ASU at January 1, 2019 is an increase in right-of-use assets and associated lease liabilities of approximately $11.23 million and $11.23 million, respectively, on our consolidated balance sheet.

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

In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements (Topic 842) to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect to not separate non-lease components from leases when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company). The Company expects to elect the first option and to not recast the comparative periods presented.

No other new accounting pronouncements issued or effective during the fiscal year have had or are expected to have a material impact on the consolidated financial statements.

2.	Risks Inherent in the Operating Environment –

Regulatory

The Company’s Consumer Finance segment activities are highly regulated under numerous federal, state, and local laws, regulations and rules, which are subject to change. New laws, regulations or rules could be enacted or issued, interpretations of existing laws, regulations or rules may change and enforcement action by regulatory agencies may intensify. Over the past several years, consumer advocacy groups and certain media reports have advocated governmental and regulatory action to prohibit or severely restrict sub-prime lending activities of the kind conducted by the Company. After several years of research, debate, and public hearings, in October 2017 the U.S. Consumer Financial Protection Bureau (CFPB) adopted a new rule for payday lending. The rule, originally scheduled to go into effect in August 2019, would impose significant restrictions on the industry, and it is expected that a large number of lenders would be forced to close their stores. The CFPB’s studies projected a reduction in the number of lenders by 50%, while industry studies forecast a much higher attrition rate if the rule is implemented as originally adopted.

However, in January 2018, the CFPB issued a statement that it intends to “reconsider” the regulation. The most current information from the CFPB website states the proposals it is considering includes rescinding the mandatory underwriting provisions contained in the rule and to delay the August 19, 2019 compliance date for the other provisions to November 19, 2020. At this time it is uncertain whether the rule will be implemented as announced, rewritten with more favorable terms for the industry, or thrown out altogether. If the rule is implemented as written, it could have a significant and negative impact on business conducted within our Consumer Finance segment.

The above rule or any other adverse change in present federal, state, or local laws or regulations that govern or otherwise affect lending could result in the Consumer Finance segment’s curtailment or cessation of operations in certain or all jurisdictions or locations. Furthermore, any failure to comply with any applicable local, state or federal laws or regulations could result in fines, litigation, closure of one or more store locations or negative publicity. Any such change or failure would have a corresponding impact on the Company’s and segment’s results of operations and financial condition, primarily through a decrease in revenues resulting from the cessation or curtailment of operations, or a decrease in operating income through increased legal expenditures or fines, and could also negatively affect the Company’s general business prospects due to lost or decreased operating income or if negative publicity effects its ability to obtain additional financing as needed.

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

Concentrations

The Company has demand deposits at financial institutions, often times in excess of the limit for insurance by the Federal Deposit Insurance Corporation. As of December 31, 2018, the Company had demand deposits in excess of insurance amounts of approximately $7.32 million.

Loans receivable in the Consumer Finance segment are concentrated in the sub-prime market and geographically, primarily in the Midwest. For the years ended December 31, 2018 and 2017, the Consumer Finance segment had geographic economic and regulatory risk concentrations (shown as a percentage of the Consumer Finance segment’s revenue by state when 10% or more) as follows:

Consumer Finance Segment
	2018 % of Revenues	2017 % of Revenues
Nebraska	36%	37%
North Dakota	23%	23%
Iowa	17%	16%
Wyoming	14%	13%

The Company’s Cellular Retail segment is an exclusive dealer for Cricket. As a dealer operating exclusively for a single carrier, the Company is subject to a number of concentrations, including revenues from a single brand, a single supplier for phones, a single operating system provider and select third party processors.

Our Direct to Consumer subsidiary JPPA has an agreement with a third party wholesale grower that is in effect until 2019. The grower has agreed to perform research for JPPA and maintain JPPA's research crop in exchange for a reduction in royalties to be paid to JPPA for growing JPPA's patented roses. There is an option to renew the agreement for consecutive two-year terms and the agreement calls for a 24-month notice prior to termination.

3.	Cash Equivalents and Investments –

The following table shows the Company’s cash equivalents and held-to-maturity investments, by significant investment category, recorded as cash equivalents or short- and long-term investments as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Cash and cash equivalents
Operating accounts	$10,901,929	$10,524,923
Certificates of deposit	-	750,000
Money Market – U.S. Treasury obligations	2,808,576	10,020,896
U.S. Treasury obligations	3,014,478	-
Subtotal	16,724,983	21,295,819

Held to Maturity Investments
Certificates of deposit (4 – 15 month maturities, FDIC insured)	$12,711,069	$13,250,000
T-Bill, 0.75000%, 2/15/19	9,098,041	-
T-Bill Zero CPN 3/25/19	1,585,638	-
T-Bill Zero CPN 04/05/2018	-	22,042,902
Subtotal	23,394,748	35,292,902

TOTAL	$40,119,731	$56,588,721

Interest income recognized on held-to-maturity investments and other sources was $487,944 and $143,726, respectively for the year ended December 31, 2018 and $75,092 and $167,824, respectively for the year ended December 31,2017.

4.	Loans Receivable –

At December 31, 2018 and December 31, 2017, the Consumer Finance segment’s outstanding loans receivable aging was as follows:

December 31, 2018
	Payday	Installment	Pawn	Total
Current	$3,314,182	$254,255	$321,447	$3,889,884
1-30	224,091	41,596	-	265,687
31-60	199,259	30,285	-	229,544
61-90	153,449	15,189	-	168,638
91-120	131,480	9,001	-	140,481
121-150	125,074	4,311	-	129,385
151-180	101,619	4,604	-	106,223
	4,249,154	359,241	321,447	4,929,842
Less Allowance	(770,000)	(48,000)	-	(818,000)
	$3,479,154	$311,241	$321,447	$4,111,842

December 31, 2017
	Payday	Installment	Pawn	Total
Current	$3,550,077	$271,926	$318,361	$4,140,364
1-30	216,376	47,356	-	263,732
31-60	187,916	27,766	-	215,682
61-90	150,278	17,976	-	168,254
91-120	110,943	11,870	-	122,813
121-150	131,171	4,748	-	135,919
151-180	93,222	3,017	-	96,239
	4,439,983	384,659	318,361	5,143,003
Less Allowance	(745,000)	(88,000)	-	(833,000)
	$3,694,983	$296,659	$318,361	$4,310,003

5.	Loans Receivable Allowance –

As a result of the Consumer Finance segment’s collection efforts, it historically writes off approximately 42% of returned payday items, the most significant element making up loans receivable.  Based on days past the check return date, write-offs of payday returned items historically have tracked at the following approximate percentages: 1 to 30 days – 42%; 31 to 60 days – 66%; 61 to 90 days – 84%; 91 to 120 days – 89%; and 121 to 150 – 92% and 151+ days – 93%.

A rollforward of the Company’s loans receivable allowance for the year ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
	2018	2017
Loans receivable allowance, beginning of year	$833,000	$1,036,000
Provision for loan losses charged to expense	1,241,638	1,122,144
Charge-offs, net	(1,256,638)	(1,325,144)
Loans receivable allowance, end of year	$818,000	$833,000

6.	Accounts Receivable –

A breakdown of accounts receivables for continuing operations by segment are as follows:

December 31, 2018
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$130,251	$372,076	$15,881	$518,208
Less allowance	-	(25,000)	-	(25,000)
Net account receivable	$130,251	$347,076	$15,881	$493,208

December 31, 2017
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$399,459	$365,476	$15,136	$780,071
Less allowance	-	(16,000)	-	(16,000)
Net account receivable	$399,459	$349,476	$15,136	$764,071

A portion of accounts receivable are unsettled credit card sales from the prior one to five business days. This makes up 57% and 72% of the net accounts receivable balance at December 31, 2018 and December 31, 2017, respectively.

7.	Inventory –

Inventories consist of:

	December 31, 2018	December 31, 2017
Finished Goods
Cellular Retail	$5,456,898	$5,723,932
Direct to Consumer	2,848,484	3,128,052
Consumer Finance	832,130	854,858
Reserve	(670,000)	(576,000)
TOTAL	$8,467,512	$9,130,842

As a result of changes in the market for certain Company products and the resulting deteriorating value, carrying amounts for those inventories were reduced by approximately $670,000 and $576,000 during the year ended December 31, 2018 and 2017, respectively. These inventory write-downs have been reflected in cost of goods sold in the statement of operations. Management believes that these reductions properly reflect inventory at lower of cost or market, and no additional losses will be incurred upon disposition.

8.	Property and Equipment –

A rollforward of the Company’s property and equipment is as follows:

	December 31, 2017	Acquisitions	Additions	Deletions	December 31, 2018
Property, equipment and sales floor	$8,706,997	$30,000	$693,448	$(1,248,124)	$8,182,321
Software	1,634,489	-	102,180	-	1,736,669
Building - owned	5,292,753	-	165,255	-	5,458,008
Land	1,200,000	-	-	-	1,200,000
Other	39,294	-	-	(39,294)	-
	16,873,533	30,000	960,883	(1,287,418)	16,576,998
Accumulated depreciation	(5,526,299)	-	(1,899,114)	794,241	(6,631,172)
	$11,347,234	$30,000	$(938,231)	$(493,177)	$9,945,826

	December 31, 2016	Acquisitions	Additions	Deletions	December 31, 2017
Property, equipment and sales floor	$5,666,175	$1,170,000	$2,221,332	$(350,510)	$8,706,997
Software	1,424,768	-	209,721	-	1,634,489
Building (owned)	5,107,190	-	185,563	-	5,292,753
Land	1,200,000	-	-	-	1,200,000
Other	39,294	-	-	-	39,294
	13,437,427	1,170,000	2,616,616	(350,510)	16,873,533
Accumulated depreciation	(4,028,193)	-	(1,809,525)	311,419	(5,526,299)
	$9,409,234	$1,170,000	$807,091	$(39,091)	$11,347,234

9.	Goodwill and Long-Lived Assets –

During the fourth quarter of 2018, the Company completed the annual impairment assessments for goodwill and long-lived assets, determining there was no impairment.

The changes in the carrying amount of goodwill for the year ended December 31, 2018, are as follows:

	Cellular Retail Segment	Direct to Consumer Segment	Consumer Finance Segment	Total
Balance at December 31, 2016
Goodwill	5,765,284	31,244	7,559,063	13,355,591
Accumulated impairment losses	-	-	(7,559,063)	(7,559,063)
Goodwill, net of impairment losses	5,765,284	31,244	-	5,796,528
2017 Activity:
Goodwill acquired during year	-	-	-	-
Impairment losses	-	-	-	-
Balance at December 31, 2017
Goodwill	5,765,284	31,244	7,559,063	13,355,591
Accumulated impairment losses	-	-	(7,559,063)	(7,559,063)
Goodwill, net of impairment losses	5,765,284	31,244	-	$5,796,528
2018 Activity:
Goodwill acquired during year	-	-	-	-
Impairment losses	-	-	-	-
Balance at December 31, 2018
Goodwill	5,765,284	31,244	7,559,063	13,355,591
Accumulated impairment losses	-	-	(7,559,063)	(7,559,063)
Goodwill, net of impairment losses	$5,765,284	$31,244	$-	$5,796,528

A rollforward of the Company’s intangible assets is as follows:

	December 31, 2017	Acquisitions	Additions	Deletions	December 31, 2018
Customer relationships	$10,381,426	$46,707	$-	$(285,600)	$10,142,533
Other	227,000	-	-	-	227,000
Amortizable Intangible assets	10,608,426	46,707	-	(285,600)	10,369,533
Less accumulated amortization	(5,620,657)	-	(794,688)	212,922	(6,202,423)
Net Amortizable Intangible Assets	4,987,769	46,707	(794,688)	(72,678)	4,167,110
Non-amortizable trademarks	-	-	-	-	-
Intangible Assets, net	$4,987,769	$46,707	$(794,688)	$(72,678)	$4,167,110

	December 31, 2016	Acquisitions	Additions	Deletions	December 31, 2017
Customer relationships	$6,154,318	$4,227,108	$-	$-	$10,381,426
Other	227,000	-	-	-	227,000
Amortizable Intangible assets	6,381,318	4,227,108	-	-	10,608,426
Less accumulated amortization	(5,085,759)	-	(534,898)	-	(5,620,657)
Net Amortizable Intangible Assets	1,295,559	4,227,108	(534,898)	-	4,987,769
Non-amortizable trademarks	-	-	-	-	-
Intangible Assets, net	$1,295,559	$4,227,108	$(534,898)	$-	$4,987,769

As of December 31, 2018, estimated future amortization expense for the amortizable intangible assets is as follows:

2019	$687,155
2020	597,489
2021	528,113
2022	489,214
2023	481,550
Thereafter	1,383,589
$4,167,110

10.	Deferred Revenue and Other Liabilities –

Deferred revenue and other liabilities consisted of the following:

	For the Year Ended December 31,
	2018	2017
Deferred financing fees	$218,729	$239,699
Merchandise credits and gift card liability	794,043	833,901
Total	$1,012,772	$1,073,600

11.	Leases

The Company leases retail and office facilities under operating leases with terms ranging from month to month to six years, with rights to extend for additional periods. Rent expense, inclusive of base rents and common area maintenance obligations, insurance and real estate tax reimbursements, on all operations was approximately $9,505,000 and $10,100,000 in 2018 and 2017, respectively.  Future minimum lease payments under non-cancelable operating leases as of December 31, 2018 (in thousands) are approximately as follows:

Year Ending December 31,	Operating Leases
2019	$5,896
2020	3,878
2021	2,259
2022	917
2023	290
Thereafter	33
Total minimum lease payments	$13,273

12.	Notes Payable – Long Term –

The Company’s long-term debt is as follows:

	December 31,
	2018	2017
Subsidiary subordinated note payable to seller with monthly interest only payments at 6%, guaranteed by PQH, maturing August 5, 2022 when the principal balance is due.	789,216	789,216
Total	789,216	789,216
Less current maturities	-	-
	$789,216	$789,216

Future minimum long-term principal payments as of December 31, 2018 are as follows:

Year Ending December 31,	Amount
2019	-
2020	-
2021	-
2022	789,216
Thereafter	-
$789,216

The Company is party to a Credit Agreement with a financial institution entered into on April 22, 2016 and subject to subsequent amendments. The Credit Agreement provides the Company with a revolving line of credit facility in an aggregate amount up to $3,000,000, with a maturity date of April 21, 2020 and an acquisition loan facility in an aggregate amount of up to $9,000,000, with a maturity date of April 21, 2020. The revolver and the acquisition loan facility bear interest at a floating per annum rate equal to one-month LIBOR plus 3.50%, adjusted on a monthly basis. Funds advanced under the acquisition loan facility mature five years from the date of advance. At December 31, 2018, the entire $12,000,000 of credit was available under the credit facilities. See Note 21 for additional terms and conditions related to the Credit Agreement.

13.	Income Taxes –

The Company’s provision for income tax expense (benefit) from continuing operations is as follows:

	For the Year Ended December 31,
	2018	2017
Current:
Federal	$-	$390,000
State	42,000	(54,000)
	42,000	336,000

Deferred:
Federal	(574,000)	331,000
State	(87,000)	64,000
	(661,000)	395,000

	$(619,000)	$731,000

Deferred income tax assets (liabilities) are summarized as follows:

For the Year Ended December 31,
	2018	2017
Allowance for accounts and loans receivable	$216,000	$220,000
Inventory capitalization	57,000	64,000
Inventory reserve	136,000	122,000
Accrued expenses	116,000	115,000
Net operating loss carryforward	135,000	-
Prepaid expense	(243,000)	(220,000)
Property and equipment	(686,000)	(730,000)
Goodwill and intangible assets	259,000	565,000
Installment sale proceeds receivable	(785,000)	(1,592,000)

Net deferred income tax asset (liability)	$(795,000)	$(1,456,000)

Reconciliations from the statutory federal income tax rate to the effective income tax rate for continuing operations are as follows:

	For the Year Ended December 31,
	2018	2017
Income tax expense (benefit) using the statutory federal rate	$(449,000)	$817,000
State income taxes, net of federal benefit	(55,000)	(36,000)
Non-deductible meal and entertainment	9,000	11,000
Noncontrolling interest’s pass through income	(163,000)	(91,000)
Tax Reform Act	-	25,000
Share based compensation	-	9,000
Other	39,000	(4,000)

Income tax expense (benefit)	$(619,000)	$731,000

As of December 31, 2018, the Company generated federal net operating loss (“NOLs”) of approximately $500,000. Pursuant to the Tax Cuts and Jobs Act of 2017 the current year federal NOL carryover does not expire.

The Tax Cut and Jobs Act of 2017 (the "Tax Reform Act") was enacted on December 22, 2017. This legislation makes significant changes in U.S. tax law including a reduction in corporate tax rates, changes to net operating loss carryforwards and carrybacks and a repeal of the corporate alternative minimum tax. The legislation replaced the U.S. corporate tax rate schedule with a 21% flat tax. The other provisions of the Tax Reform Act did not have a material impact on the 2017 consolidated financial statements. The Company remeasured its U.S. deferred income tax assets and liabilities balances using the new enacted tax rate with the income tax expense impact recognized in continuing operation in 2017. In addition to the reduction in corporate tax rate, the legislation impacts the utilization of net operating losses and limitation on entertainment expenses deduction.

It is the Company’s practice to recognize penalties and/or interest related to income tax matters in interest and penalties expense. As of December 31, 2018 and 2017, the Company had an immaterial amount of accrued interest and penalties.

The Company is subject to income taxes in the U.S. federal jurisdiction and various states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Accounting principles generally accepted in the United States of America require management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company and has concluded that as of December 31, 2018, there are no uncertain positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements. The Company is subject to routine audits by taxing jurisdictions. Currently the Company has no federal or state audits in progress. Management believes the Company is no longer subject to income tax examinations for years prior to 2015 for all entities with the exception of one subsidiary, which management believes is no longer subject to income tax examinations for years prior to 2014.

14.	Equity –

WCR 2015 Stock Incentive Plan

On February 2, 2008, the Board of Directors of the Company approved and adopted the Company’s 2008 Stock Incentive Plan, pursuant to which an aggregate of 100,000 shares of common stock have been reserved for issuance.  Effective February 6, 2015, the Board of Directors terminated the 2008 Stock Incentive Plan and adopted the Company’s new 2015 Stock Incentive Plan. There were no incentives issued or outstanding under the terminated plan. As of December 31, 2018 65,000 options had been granted under the 2015 plan.

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

The 2015 Stock Incentive plan permits the granting of incentives in any one or a combination of the following forms:

•	stock options, including options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, as “qualified” or “incentive” stock options;
•	stock appreciation rights (often referred to as “SARs”) payable in shares of common stock;
•	restricted stock and restricted stock units;
•	performance awards of cash, stock or property; and
•	stock awards.

The following table summarizes nonvested stock option awards outstanding at December 31, 2018 and the changes for the year then ended:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding and nonvested at December 31, 2017	-	$-		$-
Granted	-	-		-
Vested	-	-		-
Forfeited	-	-		-
Outstanding and nonvested at December 31, 2018	-	$-		$-
Exercisable at December 31, 2018	65,000	$6.00		$-

The vested options were granted on February 9, 2015 and have a contract life of ten years. The strike price of outstanding vested options exceeded the share value at December 31, 2018 and thus there was no intrinsic value in outstanding vested options at December 31, 2018. As of December 31, 2018, there was no unrecognized stock-based compensation expense.

Noncontrolling Interests

The subsidiary PQH owns 70% of its subsidiary PQH South LLC.  For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of ASC 810, which are applicable to reporting the equity and net income or loss attributable to noncontrolling interests.

15.       Dividends –

Our Board of Directors declared the following dividends payable in 2018:

Date Declared	Record Date	Dividend Per Share	Payment Date	Dividend Paid
January 18, 2018	February 9, 2018	$0.05	February 14, 2018	$469,550
May 2, 2018	May 17, 2018	$0.05	May 24, 2018	$469,550
July 27, 2018	August 19, 2018	$0.05	August 26, 2018	$469,550
November 9, 2018	December 4, 2018	$0.05	December 14, 2018	$469,433

16.	Revenue –

Our contracts with customers primarily consist of sales of merchandise and services at the point of sale (“POS”) and short-term lending agreements. Revenue within the Cellular Retail segment also includes ancillary back-end compensation from Cricket Wireless.

Total net sales of merchandise, which exclude sales taxes, are generally recorded as follows:

•	Cellular Retail – net sales reflects the transaction price at point of sale when payment is received and the customer takes control of the merchandise. The sale and activation of a wireless device also correlates to the recording of back-end compensation from Cricket Wireless. Sales returns are generally not material to our financial statements.
•	Direct to Consumer – net sales reflects the transaction price when product is shipped to customers, FOB shipping point, reduced by variable consideration. Shipping and handling fees when charged to customers are also included in total net sales. Variable consideration is comprise of estimated future returns and merchandise credits which estimated based primarily on historical rates and sales levels.
•	Consumer Finance - net sales reflects the transaction price at point of sale when payment in full is received and the customer takes control of the merchandise. Sales returns are generally not material to our financial statements.

Services revenue is generally recorded at point of sale when payment is received and the customer receives the benefit of the service. Other compensation from Cricket Wireless is recorded at the time certain Cricket Wireless Customers make a service payment, as reported to us by Cricket Wireless.

Consumer Finance loan fees and interest on cash advance loans are recognized on a constant-yield basis ratably over a loan’s term. Installment loan fees and interest are recognized using the interest method, except that installment loan origination fees are recognized as they become non-refundable and installment loan maintenance fees are recognized when earned. The Company recognizes fees on pawn loans on a constant-yield basis ratably over the loans’ terms, less an estimated amount for expected forfeited pawn loans which is based primarily on historical forfeiture rates.

17.	Other Operating Expenses -

A breakout of other operating expenses is as follows:

	For the Year Ended December 31,
	2018	2017
Bank fees	$1,915,795	$2,057,187
Collection costs	331,712	367,039
Insurance	867,204	884,477
Management and advisory fees	794,800	741,624
Professional and consulting fees	1,935,561	2,354,455
Supplies	702,371	1,339,756
Disposal loss on closed/sold locations	1,731,893	-
Other	2,538,773	2,737,092
	$10,818,109	$10,481,630

18.	Acquisitions –

Cellular Retail Growth

In 2016, PQH entered into an agreement with another authorized Cricket dealer to acquire 20 Cricket retail locations, with an option to purchase an additional 33 locations. The aggregate purchase price for all 53 locations was approximately $6,000,000, subject to reduction in the event that the seller exercised an option to retain a 30% ownership in the acquired business. From November 22, 2016 through June 30, 2017, PQH operated the store locations under a management agreement. Effective July 1, 2017, we consummated the acquisition transaction by acquiring a 70% interest in all 53 locations through a subsidiary of PQH, and the seller, upon exercising its option to retain a 30% ownership interest in the acquired business, contributed its interest to the subsidiary. The final purchase price for 100% of the equity was $5.7 million. As a result, PQH owns 70% of the newly formed subsidiary and the seller owns the remaining 30% of that subsidiary. Under the purchase method of accounting, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the purchase date as follows:

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

Pursuant to the Agreement, the Company, BCA and BCAH made customary representations and warranties regarding AGI and its business, and agreed to certain covenants, including customary non-compete and non-solicit covenants related to the AGI business for a period of three years from the closing date. In addition, the Agreement requires the Company to indemnify the Purchaser for damages resulting from or arising out of any inaccuracy or breach of any representation, warranty or covenant of the Company, BCA or BCAH in the Agreement and for certain other matters. The Company’s indemnification obligations generally survive for 24 months following the closing. The Company’s maximum aggregate liability for indemnification claims for any such inaccuracies or breaches is generally limited to an indemnification escrow of $6,500,000, 50% of which was disbursed 12 months following the closing, with the remaining balance (less any indemnification claims) to be disbursed 24 months following the closing.

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

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations of the Franchise segment in the Consolidated Statements of Income. The results of operations for this business for the period ended October 2, 2017 are reflected as discontinued operations in the Consolidated Statements of Income for the year ended December 31, 2017, and consist of the following:

Period Ended October 2, 2017

REVENUES OF DISCONTINUED OPERATIONS	$12,382,543

COST OF REVENUES OF DISCONTINUED OPERATIONS	2,116,451

GROSS PROFIT OF DISCONTINUED OPERATIONS	10,266,092

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
Salaries, wages and benefits	3,769,655
Occupancy	141,847
Advertising, marketing and development	441,542
Depreciation	74,837
Amortization	260,208
Other	2,361,868
7,049,957

OPERATING INCOME OF DISCONTINUED OPERATIONS	3,216,135

OTHER INCOME (EXPENSE) OF DISCONTINUED OPERATIONS
Interest expense	(195,087)
Gain on sale	56,699,018
56,503,931

INCOME BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	59,720,066

PROVISION FOR INCOME TAXES OF DISCONTINUED OPERATIONS	23,415,000

NET INCOME OF DISCONTINUED OPERATIONS	36,305,066

Less net income of discontinued operations attributable to noncontrolling interests	(12,815)

NET INCOME OF DISCONTINUED OPERATIONS ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$36,292,251

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations of the Franchise segment in the Consolidated Statements of Cash Flows. The cash flow activity from discontinued operations for the period ended October 2, 2017 and year ended December 31, 2018 have been reflected as discontinued operations in the Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017, and consist of the following:

Period Ended October 2, 2017
DISCONTINUED OPERATING ACTIVITIES
Net income of discontinued operations	$1,838,109
Adjustments to reconcile net income of discontinued operations to net cash provided by operating activities of discontinued operations:
Depreciation	74,837
Amortization	260,207
Share based compensation	6,730
Deferred income taxes	(138,000)
Contract termination	893,086
Changes in operating assets and liabilities:
Accounts receivable	(391,691)
Prepaid expenses and other assets	30,755
Accounts payable and accrued expenses	(458,596)
Deferred revenue and other current liabilities	(335,525)
Other liabilities – long-term	65,844
Net cash provided by operating activities of discontinued operations	1,845,756

INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS
Purchase of property and equipment	(30,024)
Proceeds from the sale of stock of discontinued operations	48,282,714
Net cash provided by (used in) investing activities of discontinued operations	48,252,690

FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS
Payments on notes payable – long-term	-
Principal payments on capital lease obligations	(7,620)
Payments from (dividends to) shareholders	(4,399,422)
Net cash used in financing activities of discontinued operations	(4,407,042)

20.	Segment Information –

The Company has grouped its continuing operations into four segments – Cellular Retail, Direct to Consumer, Consumer Finance and Corporate. The Cellular Retail segment is a dealer for Cricket Wireless selling cellular phones and accessories, ancillary services and serving as a payment center for customers. The Direct to Consumer segment, which consists of an online and direct marketing distribution retailer with product offerings including seeds, live goods and garden accessories operating in the retail market under Park Seed, Jackson & Perkins and Wayside Gardens, and in the wholesale market under Park Wholesale, and an online retail seller of home improvement and restoration products operating over the internet through the domain name of www.Vandykes.com and through direct mail catalogs. The Consumer Finance segment provides financial and ancillary services. The Corporate segment includes the parent company activities, inclusive of the acquisitions department and management of acquired subsidiaries.

Segment information related to the years ended December 31, 2018 and 2017 is as follows:

December 31, 2018 (in thousands)
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$65,096	$38,433	$10,736	$-	$114,265
Depreciation and amortization	$2,121	$512	$51	$10	$2,694
Interest expense	$47	$5	$-	$137	$189
Income tax expense (benefit)	$(573)	$(136)	$397	$(307)	$(619)
Net income (loss)	$(1,272)	$(481)	$1,117	$(885)	$(1,521)
Total segment assets	$24,816	$13,769	$7,408	$34,447	$80,440
Expenditures for segmented assets	$512	$504	$22	$-	$1,038

December 31, 2017 (in thousands)
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$69,547	$40,993	$10,981	$-	$121,521
Depreciation and amortization	$1,811	$453	$64	$16	$2,344
Interest expense	$171	$132	$-	$-	$303
Income tax expense (benefit)	$(410)	$667	$987	$(513)	$731
Net income (loss)	$(57)	$1,837	$779	$(886)	$1,673
Total segment assets	$28,337	$14,357	$7,523	$54,027	$104,244
Expenditures for segmented assets	$7,915	$414	$1	$8	$8,338

21.	Commitments and Contingencies –

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

Pursuant to the numerous employment agreements, bonuses of approximately $286,000 and $348,000 were accrued for the year ended December 31, 2018 and 2017, respectively.

Credit Facility

The Company is party to a Credit Agreement with a financial institution. Certain Company subsidiaries are guarantors of the borrowings and obligations under the Credit Agreement. All borrowings under the Credit Agreement are secured by substantially all assets of WCR and the guarantor subsidiaries.

The Credit Agreement, as amended April 26, 2018, requires WCR to meet a minimum liquidity covenant. Subject to certain exceptions, the Credit Agreement contains covenants limiting the Company’s ability to (or to permit the guarantor subsidiaries to) merge or consolidate with, or engage in a sale of substantially all assets to, any party, but WCR or any guarantor subsidiary generally may nonetheless merge with another party if (i) WCR or guarantor subsidiary is the entity surviving such merger, and (ii) immediately after giving effect to such merger, no default shall have occurred and be continuing under the Credit Agreement. Subject to certain exceptions, the Credit Agreement also contains covenants limiting WCR’s ability to (or to permit the guarantor subsidiaries to) create liens on assets, incur additional indebtedness, make certain types of investments, and pay dividends or make certain other types of restricted payments, but WCR may nonetheless pay dividends to its shareholders if (a) there are no outstanding loans or unpaid interest under the revolving credit facility, and (b) no default shall have occurred and be continuing under the Credit Agreement. Some covenant waivers were granted by the financial institution during the period ended December 31, 2018 and 2017.

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

The annual fees under the agreement equal the greater of (i) $674,840 (subject to annual increases of five percent) or (ii) five percent of Western Capital’s “EBITDA” as defined under the agreement.

Finally, the agreement may only be terminated by mutual consent of the parties. Upon any termination, the Company shall pay a termination fee equal to three times the previous 12-month annual fee.

The annual management and advisory fees related to the management and advisory agreement with Blackstreet for the years ended December 31, 2018 and 2017 were $697,335 and $641,624, respectively.

23.	Committees of the Board of Directors –

The Board of Directors has appointed Mr. Ellery Roberts to various committees of the Board.  Annual Director and committee fees expense was $21,000 and $38,000 for the year ended December 31, 2018 and 2017, respectively.

24.	Related Party Transactions –

Leases

The Company leases three properties from an officer of the Company and another party under operating leases, one that is month-to-month, requiring monthly lease payments of $1,680, one that month-to-month, requiring monthly lease payments of $1,200, and one that is month-to-month, requiring monthly lease payments of $5,500.

On August 31, 2011, the Company entered into two operating leases for property owned by Ladary, LLC.  Ladary, which acquired the two properties in foreclosure sales, is partially owned by the Chief Executive Officer and Chief Financial Officer of the Company, two current or past directors and one employee of the management company that manages the Company’s largest shareholder.  The leases, one of which replaced an earlier lease that the Company had entered into with the prior landlord, have four-year terms, require aggregate monthly rental payments of $4,200, and are on terms and conditions substantially similar to those contained in the replaced leases. In 2018 Ladary, LLC sold one of the properties and acquired another in which the Company had existing leases in place. The leases that the Company had entered into with the prior landlord have five-year terms expiring in 2020 and require aggregate monthly rental payments of $6,696.

Annual rent expense to related parties for the retail locations for 2018 and 2017 was approximately $205,000 and $170,000, respectively.

25.	Subsequent Events –

Dividend

Our Board of Directors declared the following dividends payable in 2019:

Date Declared	Record Date	Dividend Per Share	Payment Date
February 12, 2019	March 1, 2019	$0.05	March 11, 2019

Cellular Retail Store Transactions

In February 2019, the Company sold 35 Cricket Wireless retail locations to another Cricket Wireless dealer for $1.12 million and entered into a joint-venture arrangement with another Cricket Wireless dealer who contributed 27 retail locations to a newly formed limited liability company in exchange for a 49% interest in the new LLC, with PQH Wireless owning the other 51%.

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

As of December 31, 2018, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2018.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2018 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018. Sadler, Gibb & and Associates, LLC, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2018.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the fiscal year covered by this report that materially affected, or were reasonably likely to materially affect such controls.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Our Board of Directors consists of Richard E. Miller, Ellery Roberts, Kevin Kuby, and John Quandahl. The following table sets forth the name and position of each of our current directors and executive officers.

Name	Age	Positions
John Quandahl	52	Chief Executive Officer, Chief Operating Officer and Director
Angel Donchev	37	Chief Financial Officer, Chief Investment Officer
Steve Irlbeck	54	Secretary
Ellery Roberts	48	Director
Richard Miller	72	Director
Kevin Kuby	50	Director

The biographies of the above-identified individuals are set forth below:

John Quandahl, is the Company’s Chief Executive and Operating Officer. From 2005 until joining Wyoming Financial Lenders, Mr. Quandahl was the President of Houlton Enterprises, Inc., and prior to that served as that corporation’s Chief Operating Officer from 1999 until 2004. During his tenure at Wyoming Financial Lenders and Houlton Enterprises, Mr. Quandahl and the respective employers were based in Omaha, Nebraska. Mr. Quandahl was the controller at Silverstone Group, Inc., from 1993 until 1998, and before that began his career at the Nebraska Department of Revenue as a tax auditor in 1989. Mr. Quandahl is a certified public accountant (inactive) and earned a degree in accounting from the University of Nebraska - Lincoln. Effective January 1, 2009, Mr. Quandahl was appointed as our Chief Executive Officer and until May 2011, our interim Chief Financial Officer. Mr. Quandahl was appointed to the Board of Directors on March 9, 2009.

Angel Donchev was appointed the Company’s Chief Financial Officer on August 16, 2017. He joined the Company as its Chief Investment Officer in February 2015 and continues to hold that position.  From 2005 until February 2015, Mr. Donchev was employed by Blackstreet Capital Management, LLC, a Delaware limited liability company principally engaged in the management of private investments. Prior to Blackstreet, Mr. Donchev worked as a generalist in the Corporate Finance division of Stephens Inc., a middle market investment bank. Mr. Donchev served as a director of AlphaGraphics, Inc. from February 2012 until its sale in October 2017. Mr. Donchev was previously a director of the Company from March 31, 2010 until he resigned on October 1, 2014. Mr. Donchev has been involved in control buyouts of lower middle market companies with combined revenues in excess of $700 million over the past 15 years.   Mr. Donchev is a Harvard Business School alumnus and has a BBA in Business Honors and Finance from the McCombs School of Business at the University of Texas at Austin.

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

Richard Miller is an independent business consultant.  Previously, Mr. Miller was Chief Executive Officer of Pirelli Tire North America, a $120 million tire manufacturer, and Chief Executive Officer of Dunn Tire Corporation, a $25 million regional tire retailer.  Prior experience also includes senior operating positions with Dunlop Tire.  Mr. Miller has served as Executive Chairman of True Home Value, Inc., and currently serves as Chairman of Swisher, Inc. and Swift Spinning, Inc. ― private companies to which Blackstreet Capital Management, LLC provides management and advisory services.  Mr. Miller is a decorated former Marine Captain and holds a BA from Chapman College in California. Mr. Miller previously served as our Chairman of the Board.

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

Kevin Kuby was appointed to the Board of Directors on July 1, 2015 at the direction of BC Alpha Holdings I, consistent with certain director-appointment rights granted to that company in the AlphaGraphics Merger Agreement. Mr. Kuby serves as the Managing Director of Restructuring for Blackstreet Capital Management, LLC, Executive Vice President - Restructuring of Blackstreet Capital Holdings, LLC and Executive Vice President - Operations for Black Bear Sports Group, Inc. Prior to joining Western Capital’s board, Mr. Kuby previously worked for Alvarez & Marsal, FTI Consulting and for PricewaterhouseCoopers in their business restructuring practices. Currently, Mr. Kuby sits on the Board of Directors of AWE, ThinkDirect Marketing Group, Jerry’s Subs and Pizza, IMarketing, Cartesian, Inc., Mom 365, Inc., Ice Rink Holding, Inc. and NSA Media Group, Inc. Mr. Kuby received an MBA from the University of Chicago and a B.A. in Economics from the University of Illinois – Urbana / Champaign.

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

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that the sole member of the Audit Committee, Mr. Ellery Roberts, is an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Exchange Act. Mr. Robert’s relevant experience is detailed in Item 10 above. As noted above, Mr. Roberts qualifies as an “independent director,” as such term is defined in Section 5605(a)(2) of the Nasdaq listing rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. The Board of Directors has determined that Mr. Roberts is able to read and understand fundamental financial statements and has past employment experience in finance or accounting.

CODE OF ETHICS

We have adopted a Code of Ethics that governs the conduct of our officers, directors and employees in order to promote honesty, integrity, loyalty and the accuracy of our financial statements. Our Code of Ethics was amended and restated effective as of July 27, 2018, and a copy of that amended and restated Code of Ethics is filed as an exhibit to this report. You may obtain a copy of the Code of Ethics without charge by writing us and requesting a copy, attention: John Quandahl, 11550 “I” Street, Omaha, Nebraska 68137. You may also request a copy by calling us at (402) 551-8888.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us by our officers and directors and by WCR, LLC and BC Alpha Holdings I, LLC, we believe that all such filings were filed on a timely basis for fiscal year 2018, except that Mr. Donchev had one late Form 4 filing.

ITEM 11	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of Western Capital during the year ended December 31, 2018; and (ii) each other individual that served as an executive officer of Western Capital at the conclusion of the year ended December 31, 2018 and who received more than $100,000 in the form of salary and bonus during such fiscal year. For purposes of this report, these individuals are collectively referred to as our “named executives.”

Name and Principal Position		Salary	Bonus	Total
John Quandahl (1)	2018	$300,000	$-	$300,000
Pres. and Chief Executive Officer	2017	$300,000	$-	$300,000
Angel Donchev (2)	2018	$300,000	$135,000	$435,000
Chief Financial Officer, Chief Investment Officer	2017	$259,375	$175,625	$435,000
Steve Irlbeck (3)	2018	$225,000	$40,500	$265,500
Secretary	2017	$225,000	$45,000	$270,000

(1)	Mr. Quandahl is our President and Chief Executive Officer (appointed January 1, 2009) and our Chief Operating Officer (appointed November 29, 2007).

(2)	Mr. Donchev serves as our Chief Financial Officer (appointed on August 16, 2017) and Chief Investment Officer (appointed February 2015).

(3)	Mr. Irlbeck currently serves as our Secretary (appointed August 16, 2017) and as Chief Financial Officer of certain subsidiaries. Mr. Irlbeck served as our Chief Financial Officer from May 10, 2011 to August 16, 2017.

EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

We do not currently have change-in-control agreements with any named executives or any other current members of our executive management.

Western Capital entered into an Amended and Restated Employment Agreement with Angel Donchev, effective as of August 16, 2017, under which Mr. Donchev became the Company’s Chief Financial Officer. Mr. Donchev retained his current title and responsibilities as the Company’s Chief Investment Officer, a position he has held since February 2015. Under the terms of the Amended and Restated Employment Agreement, Mr. Donchev is paid an annual base salary of $300,000 and is eligible to receive an annual performance-based cash bonus targeted to an amount of $135,000. In addition, Western Capital accelerated the vesting of an issued and outstanding stock option held by Mr. Donchev, entitling him to purchase up to 65,000 shares of common stock at the per-share price of $6.00 through March 31, 2025. The Amended and Restated Employment Agreement contains other customary provisions, including a non-disclosure covenant binding Mr. Donchev, and a Company obligation to pay Mr. Donchev 12 months of base salary, as severance, in the event that the Company were to terminate Mr. Donchev’s employment without cause.

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

COMPENSATION OF DIRECTORS

Name and Principal Position		Compensation	Other Annual Compensation	Total
Lawrence Berger (1)	2018	$-	$-	$-
Chairman	2017	$-	$-	$-
Richard Miller (2)	2018	$-	$100,000	$100,000
Director	2017	$-	$100,000	$100,000
Ellery Roberts (3)	2018	$21,000	$-	$21,000
Director	2017	$38,000	$-	$38,000
Kevin Kuby (4)	2018	$-	$-	$-
Director	2017	$-	$-	$-
Jonathan Tipton (5)	2018	$-	$-	$-
Director	2017	$-	$-	$-

(1)	Mr. Berger was appointed to the Board of Directors effective October 1, 2014, serving as its Chairman until his resignation effective November 16, 2017.
(2)	Mr. Miller provides management consulting services to the Company in addition to his services as a director of the Board. In accordance with the consulting agreement, his compensation is $100,000 per year.
(3)	Mr. Roberts served on a special committee of the Board of Directors. In connection with this service, the Board of Directors approved the payment of compensation.
(4)	Mr. Kuby was appointed to the Board of Directors effective July 1, 2015.
(5)	Mr. Tipton was appointed to the Board of Directors effective November 20, 2017. Mr. Tipton resigned from the Board of Directors on June 14, 2018.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of the close of business on April 1, 2019, we had outstanding 9,388,677 shares of common stock. Each share of capital stock is currently entitled to one vote on all matters put to a vote of our shareholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of April 1, 2019, by:

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

Name and Address	Common Shares Beneficially Owned (1)	Percentage of Common Shares (1)
Richard Miller	90,166	* %
Ellery Roberts	-	-%
Kevin Kuby	-	-%
John Quandahl	30,000	* %
Steve Irlbeck	10,000	* %
Angel Donchev	30,273	* %
All current executive officers and directors as a group (2)	160,439	1.71%
WCR, LLC (3) c/o Blackstreet Capital Management, LLC 5425 Wisconsin Avenue Suite #701 Chevy Chase, MD 20815	4,117,510	43.86%
BC Alpha Holdings I, LLC (4) c/o Blackstreet Capital Management, LLC 5425 Wisconsin Avenue Suite #701 Chevy Chase, MD 20815	1,480,691	15.77%
Blackstreet Capital Advisors II, LLC (5) c/o Blackstreet Capital Management, LLC 5425 Wisconsin Avenue Suite #701 Chevy Chase, MD 20815	667,511	7.11%

* less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Consists of Messrs. Miller, Roberts, Kuby, Quandahl, Irlbeck, and Donchev.

(3)	Share figures contained in the table are taken from WCR, LLC’s most recent filing under §13 of the Securities Exchange Act of 1934, filed on January 9, 2017.

(4)	Share figures contained in the table are taken from BC Alpha Holdings I, LLC’s most recent filing under §13 of the Securities Exchange Act of 1934, filed on January 9, 2017.

(5)	Share figures contained in the table are taken from Blackstreet Capital Advisors II, LLC’s most recent filing under §13 of the Securities Exchange Act of 1934, filed on January 9, 2017.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

The following table summarizes the fees we were billed for audit and non-audit services rendered for fiscal years 2018 and 2017. Our predecessor auditor, KLJ and Associates, audited the Company’s consolidated financial statements for 2016. On July 29, 2017, we replaced our predecessor auditor with Sadler, Gibb & Associates, LLC. We had no disagreements with our predecessor auditor. Sadler, Gibb & Associates reviewed the quarterly filings through September 30, 2017 and audited the Company’s consolidated financial statements for fiscal year 2017.

	Successor Independent Registered Public Accounting Firm		Predecessor Independent Registered Public Accounting Firm
	2018	2017	2018	2017
Audit Fees	$117,500	$120,000	$-	$13,000
Audit-Related Fees	-	-	-	-
Tax Fees	-	-	-	-
All Other Fees	-	-	-	-

Total	$117,500	$120,000	$-	$13,000

Neither our successor auditor Sadler, Gibb & Associates, LLC nor our predecessor auditor KLJ and Associates, LLP performed any other audit-related, tax-related or other services for fees during either of fiscal 2018 or 2017.

Audit Fees. The fees identified under this caption were for professional fees rendered in connection with the audit of our annual consolidated financial statements, review of our quarterly condensed consolidated financial statements and statutory and regulatory filings and engagements for the years identified.

Approval Policy. Our Audit Committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firms in years ended 2018 and 2017 were pre-approved by the Audit Committee.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

EXHIBITS

Exhibit No.	Description
2.1	Purchase and Sale Agreement with U.S. Business Holdings, Inc. and MBE WorldWide S.p.A, dated effective as of October 2, 2017 (incorporated by reference to Exhibit 2.1 to the registrant’s quarterly report on Form 10-Q filed on November 14, 2017).
3.1	Certificate of Incorporation, filed with the Delaware Secretary of State on May 11, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on May 17, 2016).
3.2	Bylaws effective May 11, 2016 (incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed on May 17, 2016).
10.1	2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 9, 2015).
10.2	Form of Stock Option Agreement for use with 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on February 9, 2015).
10.3	Consulting Agreement with Ric Miller Consulting, Inc. dated as of April 1, 2010 (incorporated by reference to Exhibit 10.17 to the registrant’s annual report on Form 10-K filed on March 30, 2012).
10.4	Amended and Restated Employment Agreement with John Quandahl dated as of April 1, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on May 14, 2013).
10.5	First Amendment to Amended and Restated Employment Agreement with John Quandahl dated as of April 1, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on August 15, 2016).
10.6	Credit Agreement with Fifth Third Bank, dated April 22, 2016 (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed on August 15, 2016).
10.7	Amended and Restated Employment Agreement with Angel Donchev, dated effective as of August 16, 2017 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on November 14, 2017).
10.8	Second Amended and Restated Management and Advisory Agreement with Blackstreet Capital Management, LLC, dated effective as of November 1, 2017 (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed on November 14, 2017).

10.9	Consent and Second Loan Modification Agreement with Fifth Third Bank, dated effective as of July 1, 2017 (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q filed on November 14, 2017).
10.10	Consent and Third Loan Modification Agreement with Fifth Third Bank, dated effective as of October 3, 2017 (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q filed on November 14, 2017).
10.11	Consent and Fourth Amendment Agreement with Fifth Third Bank, dated April 26, 2018 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 3, 2018).
14	Code of Ethics (amended and restated as of July 27, 2018) (filed herewith)
21	List of Subsidiaries (filed herewith).
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Schema Document (filed herewith).
101.CAL	XBRL Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Definition Linkbase Document (filed herewith).
101.LAB	XBRL Label Linkbase Document (filed herewith).
101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Capital Resources, Inc.

/s/ John Quandahl	4/1/19
John Quandahl

Chief Executive Officer

/s/ Angel Donchev	4/1/19
Angel Donchev

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Quandahl	4/1/19	/s/ Ellery Roberts	4/1/19
John Quandahl, Director, Chief Executive Officer, Chief Operating Officer (principal executive officer)		Ellery Roberts, Director

/s/ Angel Donchev	4/1/19	/s/ Kevin Kuby	4/1/19
Angel Donchev, Chief Financial Officer (principal financial officer and principal accounting officer)		Kevin Kuby, Director
		/s/ Richard Miller	4/1/19
Richard Miller, Director

