Form 10-Q
period 2019-03-31
WESTERN CAPITAL RESOURCES, INC.
filed 2019-05-15
CIK 1363958

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

As of May 15, 2019, the registrant had outstanding 9,388,677 shares of common stock, $0.0001 par value per share.

Western Capital Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,888,441	$16,724,983
Short-term investments	27,728,954	22,394,748
Loans receivable (net of allowance for losses of $667,000 and $818,000, respectively)	3,131,590	4,111,842
Accounts receivable (net of allowance for losses of $62,000 and $25,000, respectively)	2,027,508	493,208
Inventories (net of allowance of $704,000 and $670,000, respectively)	9,531,923	8,467,512
Prepaid income taxes	471,074	512,099
Prepaid expenses and other	3,630,762	2,954,794
Escrow and other receivables	3,331,464	3,312,984
TOTAL CURRENT ASSETS	62,741,716	58,972,170

INVESTMENTS	—	1,000,000

PROPERTY AND EQUIPMENT, net	9,810,083	9,945,826

OPERATING LEASE RIGHT-OF-USE ASSETS	9,958,658	—

GOODWILL	5,796,528	5,796,528

INTANGIBLE ASSETS, net	3,888,847	4,167,110

OTHER	493,051	558,209

TOTAL ASSETS	$92,688,883	$80,439,843

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$12,542,469	$11,816,050
Current portion operating lease liabilities	4,675,272	—
Other current liabilities	1,323,700	1,291,713
Current portion notes payable	62,730	—
Current portion finance lease obligations	38,933	51,211
Deferred revenue	1,127,474	1,012,772
TOTAL CURRENT LIABILITIES	19,770,578	14,171,746

LONG-TERM LIABILITIES
Notes payable, net of current portion	1,087,358	789,216
Operating lease liabilities, net of current portion	5,479,544	—
Deferred income taxes	1,086,000	795,000
TOTAL LONG-TERM LIABILITIES	7,652,902	1,584,216

TOTAL LIABILITIES	27,423,480	15,755,962

COMMITMENTS AND CONTINGENCIES (Note 16)	—	—

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 12,500,000 shares authorized, 9,388,677 shares issued and outstanding	939	939
Additional paid-in capital	29,031,741	29,031,741
Retained earnings	34,355,272	33,774,293
TOTAL WESTERN SHAREHOLDERS’ EQUITY	63,387,952	62,806,973

NONCONTROLLING INTERESTS	1,877,451	1,876,908

TOTAL EQUITY	65,265,403	64,683,881

TOTAL LIABILITIES AND EQUITY	$92,688,883	$80,439,843

See notes to condensed consolidated financial statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended
	March 31, 2019	March 31, 2018
REVENUES
Sales and associated fees	$23,820,838	$23,817,194
Financing fees and interest	2,114,871	2,174,546
Other revenues	4,022,511	4,467,019
Total Revenues	29,958,220	30,458,759

COST OF REVENUES
Cost of sales	12,625,137	12,166,033
Provisions for loans receivable losses	218,277	200,202
Total Cost of Revenues	12,843,414	12,366,235

GROSS PROFIT	17,114,806	18,092,524

OPERATING EXPENSES
Salaries, wages and benefits	8,207,231	9,317,793
Occupancy	2,764,283	3,422,218
Advertising, marketing and development	1,775,842	2,029,315
Depreciation	429,500	558,989
Amortization	184,536	214,808
Other	2,264,592	2,695,240
Total Operating Expenses	15,625,984	18,238,363

OPERATING INCOME (LOSS)	1,488,822	(145,839)

OTHER INCOME (EXPENSES):
Dividend and interest income	181,543	167,511
Interest expense	(26,255)	(87,598)
Total Other Income (Expenses)	155,288	79,913

INCOME (LOSS) BEFORE INCOME TAXES	1,644,110	(65,926)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)	344,000	(80,000)

NET INCOME	1,300,110	14,074

LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(249,697)	(185,091)

NET INCOME (LOSS) ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$1,050,413	$(171,017)

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
Basic and diluted	$0.11	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	9,388,677	9,390,997

See notes to condensed consolidated financial statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
		Western Capital Resources, Inc. Shareholders
		Common Stock		Additional
	Total	Shares	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests
BALANCE – December 31, 2018	$64,683,881	9,388,677	$939	$29,031,741	$37,774,293	$1,876,908
Net Income	1,300,110	—	—	—	1,050,413	249,697
Noncontrolling interest contribution to equity	17,446	—	—	—	—	17,446
Dividends	(736,034)	—	—	—	(469,434)	(266,600)
BALANCE – March 31, 2019	$65,265,403	9,388,677	$939	$29,031,741	$34,355,272	$1,877,451

		Western Capital Resources, Inc. Shareholders
		Common Stock		Additional
	Total	Shares	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests
BALANCE – December 31, 2017	$68,693,570	9,390,977	$939	$29,031,741	$37,903,204	$1,757,686
Net Income	14,074	—	—	—	(171,017)	185,091
Dividends	(469,550)	—	—	—	(469,550)	—
BALANCE – March 31, 2018	$68,238,094	9,390,977	$939	$29,031,741	$37,262,637	$1,942,777

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	March 31, 2019	March 31, 2018
OPERATING ACTIVITIES
Net income	$1,300,110	$14,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	429,500	558,989
Amortization	184,536	214,808
Amortization of operating lease right-of-use assets	1,411,389	—
Deferred income taxes	291,000	(77,000)
Loss (gain) on disposal of property and equipment	(147,977)	170,448
Income from investments	(73,862)	(99,991)
Changes in operating assets and liabilities:
Loans receivable	980,252	947,505
Accounts receivable	(1,510,812)	(1,427,672)
Inventory	(1,232,366)	(960,909)
Prepaid expenses and other assets	(386,216)	157,752
Operating lease liabilities	(1,594,341)	—
Accounts payable and accrued expenses	508,655	93,186
Deferred revenue and other current liabilities	146,689	(65,215)
Net cash and cash equivalents provided by (used in) operating activities	306,557	(474,025)

INVESTING ACTIVITIES
Purchases of investments	(17,940,344)	(11,961,900)
Proceeds from held-to-maturity investments	13,680,000	1,000,000
Purchases of property and equipment	(84,839)	(350,021)
Acquisition of stores, net of cash acquired	(164,400)	(76,707)
Proceeds from installment sale receivable	—	185,963
Proceeds from the disposal of operating assets	1,120,000	10,000
Net cash and cash equivalents used in investing activities	(3,389,583)	(11,192,665)

FINANCING ACTIVITIES
Payments on notes payable – short-term, net	—	(22,742)
Payments on notes payable – long-term	(5,204)	—
Payments on finance leases	(12,278)	(11,554)
Payments of dividends to noncontrolling interests	(266,600)	—
Payments of dividends	(469,434)	(469,550)
Net cash and cash equivalents used in financing activities	(753,516)	(503,846)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,836,542)	(12,170,536)

CASH AND CASH EQUIVALENTS
Beginning of period	16,724,983	21,295,819
End of period	$12,888,441	$9,125,283

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$16,475	$2,403
Interest paid	$20,353	$20,869

Noncash investing and financing activities:
Assets received in acquisition (see Note 13)	$1,694,546	$—
Liabilities assumed in acquisition (see Note 13)	$1,325,024	$—
Note payable assumed in acquisition (see Note 13)	$347,918	$—
Noncontrolling interest contribution to subsidiary (Note 13)	$17,446	$—
Right-of-use assets obtained in exchange for operating lease obligations	$963,486	$—

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared according to the instructions to Form 10-Q and Section 210.8-03(b) of Regulation S-X of the Securities and Exchange Commission (SEC) and, therefore, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

For further information, refer to the Condensed Consolidated Financial Statements and notes thereto included in our Form 10-K for the year ended December 31, 2018. The condensed consolidated balance sheet at December 31, 2018, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP.

Nature of Business

Western Capital Resources, Inc. (WCR) is a parent company owning operating subsidiaries, with percentage owned shown parenthetically, as summarized below.

●	Cellular Retail

o	PQH Wireless, Inc. (PQH) (100%) – operates 201 cellular retail stores as of March 31, 2019 (116 100% owned plus 85 through majority owned subsidiaries), as an exclusive dealer of the Cricket brand.

●	Direct to Consumer

o	J & P Park Acquisitions, Inc. (JPPA) (100%) – an online and direct marketing distribution retailer of 1) live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins, and Wayside Gardens brand names and 2) home improvement and restoration products operating under the Van Dyke’s Restorers brand, as well as a seed wholesaler under the Park Wholesale brand.

o	J & P Real Estate, LLC (JPRE) (100%) – owns real estate utilized as JPPA’s distribution and warehouse facility and the corporate offices of JPPA.

●	Consumer Finance

o	Wyoming Financial Lenders, Inc. (WFL) (100%) – owns and operates 38 “payday” stores in six states (Iowa, Kansas, Nebraska, North Dakota, Wisconsin and Wyoming) as of March 31, 2019 providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

o	Express Pawn, Inc. (EPI) (100%) – owns and operates retail pawn stores (three as of March 31, 2019) in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of merchandise obtained from forfeited pawn loans or purchased from customers.

References in these financial statement notes to “Company” or “we” refer to Western Capital Resources, Inc. and its subsidiaries. References to specific companies within our enterprise, such as” “PQH,” “JPPA,” “JPRE,” “WFL” or “EPI” are references only to those companies.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), related to recognition of lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize the following for all leases: (1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company adopted ASU 2016-02 and ASC 842 using the modified retrospective method on January 1, 2019. See Note 8 for further disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), related to the measurement of credit losses on financial instruments. The standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The ASU is effective for annual reporting periods beginning after December 15, 2019 and interim periods within that annual period, with early adoption permitted and the standard to be applied using a modified retrospective approach. The Company does not believe adoption of ASU 2016-13 will have a material impact on our financial condition, results of operations and consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements (Topic 842) to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect to not separate non-lease components from leases when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company). The Company adopted certain options available under ASU 2018-11on January 1, 2019. See Note 8 for further disclosures.

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

Concentrations

The Company has demand deposits at financial institutions, often times in excess of the limit for insurance by the Federal Deposit Insurance Corporation. As of March 31, 2019, the Company had demand deposits in excess of insurance amounts of approximately $4.38 million.

3.	Cash Equivalents and Marketable Investments –

The following table shows the Company’s cash equivalents and held-to-maturity investments, by significant investment category, recorded as cash equivalents or short- and long-term investments:

	March 31, 2019	December 31, 2018
Cash and cash equivalents
Operating accounts	$11,232,318	$10,901,929
U.S. treasuries	1,654,512	3,014,478
Money markets	1,611	2,808,576
Subtotal	12,888,441	16,724,983

Held-to-maturity investments
Certificates of deposit	10,475,513	12,711,069
U.S. treasuries	17,253,441	10,683,679
Subtotal	27,728,954	23,394,748

TOTAL	$40,617,395	$40,119,731

As of March 31, 2019 and December 31, 2018, held to maturity investments consisted of the following:

March 31, 2019
	Cost	Accrued Interest	Amortized Discount	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Certificates of Deposit	$10,420,000	$55,513	$—	$10,475,513	$(59,272)	$10,416,241
U.S. Treasuries	11,190,345	—	63,096	17,253,441	43	17,253,484
	$21,610,345	$55,513	$63,096	$27,728,954	$(59,229)	$27,669,725

December 31, 2018
	Cost	Accrued Interest	Amortized Discount	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Certificates of Deposit	$12,670,000	$41,069	$—	$12,711,069	$(68,087)	$12,642,982
U.S. Treasuries	10,564,160	25,707	93,812	10,683,679	(30,229)	10,653,450
	$23,234,160	$66,776	$93,812	$23,394,748	$(98,316)	$23,296,432

Interest income recognized on held-to-maturity investments and other sources was $142,146 and $39,397, respectively, for the three month period ended March 31, 2019 and $133,669 and $33,842, respectively, for the three month period ended March 31, 2018.

4.       Loans Receivable –

The Consumer Finance segment’s outstanding loans receivable aging was as follows:

March 31, 2019
	Payday	Installment	Pawn	Total
Current	$2,601,759	$101,484	$279,693	$2,982,936
1-30	146,398	26,520	—	172,918
31-60	113,033	15,465	—	128,498
61-90	150,994	7,881	—	158,875
91-120	107,358	4,481	—	111,839
121-150	122,562	2,767	—	125,329
151-180	115,880	2,315	—	118,195
	3,357,984	160,913	279,693	3,798,590
Less Allowance	(641,000)	(26,000)	—	(667,000)
	$2,716,984	$134,913	$279,693	$3,131,590

December 31, 2018
	Payday	Installment	Pawn	Total
Current	$3,314,182	$254,255	$321,447	$3,889,884
1-30	224,091	41,596	—	265,687
31-60	199,259	30,285	—	229,544
61-90	153,449	15,189	—	168,638
91-120	131,480	9,001	—	140,481
121-150	125,074	4,311	—	129,385
151-180	101,619	4,604	—	106,223
	4,249,154	359,241	321,447	4,929,842
Less Allowance	(770,000)	(48,000)	—	(818,000)
	$3,479,154	$311,241	$321,447	$4,111,842

5.       Loans Receivable Allowance –

A rollforward of the Consumer Finance segment’s loans receivable allowance is as follows:

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
Loans receivable allowance, beginning of period	$818,000	$833,000
Provision for loan losses charged to expense	218,277	1,241,638
Write-offs, net	(369,277)	(1,256,638)
Loans receivable allowance, end of period	$667,000	$818,000

6.       Accounts Receivable –

A breakdown of accounts receivables by segment is as follows:

March 31, 2019
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$348,360	$1,730,349	$10,799	$2,089,508
Less allowance	—	(62,000)	—	(62,000)
Net accounts receivable	$348,360	$1,668,349	$10,799	$2,027,508

December 31, 2018
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$130,251	$372,076	$15,881	$518,208
Less allowance	—	(25,000)	—	(25,000)
Net accounts receivable	$130,251	$347,076	$15,881	$493,208

A portion of accounts receivable are unsettled credit card sales from the prior one to five business days. This makes up 40% and 57% of the net accounts receivable balance at March 31, 2019 and December 31, 2018, respectively.

7.       Inventory –

Inventories consist of:

	March 31, 2019	December 31, 2018
Finished Goods
Cellular Retail	$5,834,021	$5,456,898
Direct to Consumer	3,552,752	2,848,484
Consumer Finance	849,150	832,130
Reserve	(704,000)	(670,000)
TOTAL	$9,531,923	$8,467,512

As a result of changes in the market for certain Company products and the resulting deteriorating value, carrying amounts for those inventories were reduced by approximately $704,000 and $670,000 at March 31, 2019 and December 31, 2018, respectively. These inventory write-downs have been reflected in cost of goods sold in the statement of operations. Management believes that these reductions properly reflect inventory at lower of cost or market, and no additional losses will be incurred upon disposition.

8.       Leases –

The Company adopted ASC 842 - Leases, using the modified retrospective method on January 1, 2019. The Company elected the package of practical expedients relief option offered in ASU 2016-02 and the accounting policy election for lessees not to separate lease and non-lease components (election applies to leased real property asset class).

The most significant impact of the adoption of ASC 842 was the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases of $11.53 million and $11.76 million, respectively, and a reversal of deferred rent of $0.23 million on January 1, 2019. The Company’s accounting for finance leases, which are insignificant, remained unchanged. The adoption of ASC 842 did not have any impact on the Company’s operating results or cash flows.

The Company has retail and office space lease agreements which are accounted for as operating leases. The Company’s leases typically are for three- to five-year terms with many containing options for similar renewal periods. The Company determines if an arrangement is or contains a lease at inception. Operating leases are included in operating lease right-of-use assets and operating lease liabilities (current and noncurrent) in the condensed consolidated balance sheet. Finance leases are included in property and equipment and finance lease obligations in the condensed consolidated balance sheet.

ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, Management used the Company’s collateralized incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

The lease payment terms may include fixed payment terms and variable payments. Fixed payment terms and variable payments that depend on an index (i.e., Consumer Price Index or “CPI”) or rate are considered in the determination of the operating lease liabilities. While lease liabilities are not remeasured because of changes to the CPI, changes are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. Variable payments that do not depend on an index or rate are not included in the lease liabilities determination. Rather, these payments are recognized as variable lease expense when incurred. Expenses related to leases with a lease term of one month or less are recognized as variable lease expense when incurred. Variable lease payments are included within operating costs and expenses in the condensed consolidated statement of operations.

Due to the significant assumptions and judgements required in accounting for leases (to include whether a contract contains a lease, the allocation of the consideration, and the determination of the discount rate), the judgements and estimates made could have a significant effect on the amount of assets and liabilities recognized.

Total components of lease expense for the three months ended March 31, 2019 (in thousands) were as follows:

Operating lease expense	$1,401
Variable lease expense	694
Total lease expense	$2,095

Other information related to leases was as follows:

Weighted average remaining lease term, in years
Operating leases	2.6
Weighted Average Discount Rate
Operating leases	5.9%

Future minimum lease payments under leases as of March 31, 2019 (in thousands) were as follows:

Operating Leases
Remainder of 2019	$4,191
2020	3,652
2021	1,984
2022	882
2023	315
Thereafter	33
Total future minimum lease payments	11,057
Less: imputed interest	(902)
Total	$10,155

Current portion operating lease liabilities	$4,675
Non-Current operating lease liabilities	5,480
Total	$10,155

As previously disclosed in our 2018 Form 10-K under the prior guidance of ASC 840, future minimum payments under operating lease agreements as of December 31, 2018 (in thousands) were as follows:

Year Ending December 31,	Operating Leases
2019	$5,896
2020	3,878
2021	2,259
2022	917
2023	290
Thereafter	33
Total minimum lease payments	$13,273

9.       Notes Payable – Long Term –

	March 31, 2019	December 31, 2018
Subsidiary subordinated note payable to seller with monthly interest only payments at 6%, guaranteed by PQH, maturing August 5, 2022 when the principal balance is due.	$789,216	$789,216
Subsidiary note payable to seller, bearing interest at 5%, maturing March 1, 2024 when the principal and accrued interest balance is due.	18,158	—
Subsidiary note payable to a financial institution, with monthly principal and interest payments of $6,692, bearing interest at 5.5%, secured by substantially all assets of the subsidiary, and maturing January 4, 2024.	342,714	—
Total	1,150,088	789,216
Less current maturities	(62,730)	—
	$1,087,358	$789,216

The Company is party to a Credit Agreement with a financial institution entered into on April 22, 2016 and subject to subsequent amendments. The Credit Agreement provides the Company with a revolving line of credit facility in an aggregate amount up to $3,000,000, with a maturity date of April 21, 2020 and an acquisition loan facility in an aggregate amount of up to $9,000,000, with a maturity date of April 21, 2020. The revolver and the acquisition loan facility bear interest at a floating per annum rate equal to one-month LIBOR plus 3.50%, adjusted on a monthly basis. Funds advanced under the acquisition loan facility mature five years from the date of advance. At March 31, 2019, the entire $12,000,000 of credit was available under the credit facilities. See Note 16 for additional terms and conditions related to the Credit Agreement.

10.       Income Taxes –

The provision for income taxes for continuing operations is 20.9% and 121.3% of income before the provision for income taxes for the three month period ended March 31, 2019 and 2018, respectively. The significant difference in rate is the result of the impact of net income attributable to noncontrolling interests not being subjected to income tax at the corporate level. Rather the “passthrough” taxable income is taxed to the noncontrolling interests at an individual level.

11.       Cash Dividends –

Date Declared	Record Date	Dividend Per Share	Payment Date	Dividend Paid
February 12, 2019	March 1, 2019	$0.05	March 11, 2019	$469,434

12.       Revenue –

Our contracts with customers primarily consist of sales of merchandise and services at the point of sale (“POS”) and short-term lending agreements. Revenue within the Cellular Retail segment also includes ancillary back-end compensation from Cricket Wireless.

Total net sales of merchandise, which exclude sales taxes, are generally recorded as follows:

●	Cellular Retail – net sales reflects the transaction price at point of sale when payment is received and the customer takes control of the merchandise. The sale and activation of a wireless device also correlates to the recording of back-end compensation from Cricket Wireless. Sales returns are generally not material to our financial statements.

●	Direct to Consumer – net sales reflects the transaction price when product is shipped to customers, FOB shipping point, reduced by variable consideration. Shipping and handling fees when charged to customers are also included in total net sales. Variable consideration is comprised of estimated future returns and merchandise credits which are estimated based primarily on historical rates and sales levels.

●	Consumer Finance - net sales reflects the transaction price at point of sale when payment in full is received and the customer takes control of the merchandise. Sales returns are generally not material to our financial statements.

Services revenue is generally recorded at point of sale when payment is received and the customer receives the benefit of the service. Other compensation from Cricket Wireless is recorded at the time certain Cricket Wireless Customers make a service payment, as reported to us by Cricket Wireless.

Consumer Finance loan fees and interest on cash advance loans are recognized on a constant-yield basis ratably over a loan’s term. Installment loan fees and interest are recognized using the interest method, except that installment loan origination fees are recognized as they become non-refundable and installment loan maintenance fees are recognized when earned. The Company recognizes fees on pawn loans on a constant-yield basis ratably over the loans’ terms, less an estimated amount for expected forfeited pawn loans which is based primarily on historical forfeiture rates. See Note 15, “Segment Information,” for disaggregation of revenue by segment.

13.       Acquisitions –

On February 21, 2019, PQH entered into a joint venture agreement with another Cricket Wireless dealer (“dealer”). Pursuant to the agreement, PQH contributed a note payable in exchange for a 51% ownership interest in a newly formed subsidiary and dealer contributed substantially all its assets, including 28 Cricket Wireless retail locations, and specified liabilities in exchange for a 49% ownership interest in the newly formed subsidiary and receipt of the note payable contributed by PQH. Effective March 1, 2019, we consummated the transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the purchase date as follows:

March 1, 2019 (in thousands)
Cash	$14
Receivables	272
Inventory	50
Property and equipment	596
Operating lease right-of-use asset	772
Other assets	48
Liabilities	(597)
Term note payable	(348)
Operating lease liabilities	(772)
Net equity	$35

14.       Other Operating Expense –

A breakout of other expense is as follows:

	For The Three Months Ended
	March 31, 2019	March 31, 2018
Bank fees	$504,981	$502,564
Collection costs	77,715	84,605
Insurance	188,296	205,295
Management and advisory fees	202,146	193,710
Professional and consulting fees	553,622	543,096
Supplies	138,592	217,436
(Gain)/loss on disposal	(1,415)	182,710
Other	600,655	765,824
	$2,264,592	$2,695,240

15.       Segment Information –

Segment information related to the three month periods ended March 31, 2019 and 2018 for continuing operations is presented below:

Three Months Ended March 31, 2019 (in thousands)
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Revenue from external customers	$16,501	$10,941	$2,516	$—	$29,958
Net income (loss)	$571	$650	$233	$(154)	$1,300
Total segment assets	$34,253	$13,968	$8,429	$36,039	$92,689
Expenditures for segmented assets	$229	$34	$—	$—	$263

Three Months Ended March 31, 2018 (in thousands)
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$17,107	$10,681	$2,671	$—	$30,459
Net income (loss)	$(375)	$329	$331	$(271)	$14
Total segment assets	$27,567	$15,092	$7,003	$54,043	$103,705
Expenditures for segmented assets	$117	$310	$—	$—	$427

16.       Commitments and Contingencies –

Employment Agreements

Pursuant to the Company’s numerous employment agreements, bonuses for continuing operation of approximately $158,000 and $73,000 were accrued for the three month period ended March 31, 2019 and 2018, respectively.

Credit Facility

The Company is party to a Credit Agreement with a financial institution. Certain Company subsidiaries are guarantors of the borrowings and obligations under the Credit Agreement. All borrowings under the Credit Agreement are secured by substantially all assets of WCR and the guarantor subsidiaries.

The Credit Agreement, as amended, requires WCR to meet a minimum liquidity covenant. Subject to certain exceptions, the Credit Agreement contains covenants limiting the Company’s ability to (or to permit the guarantor subsidiaries to) merge or consolidate with, or engage in a sale of substantially all assets to, any party, but WCR or any guarantor subsidiary generally may nonetheless merge with another party if (i) WCR or guarantor subsidiary is the entity surviving such merger, and (ii) immediately after giving effect to such merger, no default shall have occurred and be continuing under the Credit Agreement. Subject to certain exceptions, the Credit Agreement also contains covenants limiting WCR’s ability to (or to permit the guarantor subsidiaries to) create liens on assets, incur additional indebtedness, make certain types of investments, and pay dividends or make certain other types of restricted payments, but WCR may nonetheless pay dividends to its shareholders if (a) there are no outstanding loans or unpaid interest under the revolving credit facility, and (b) no default shall have occurred and be continuing under the Credit Agreement. Some covenant waivers were granted by the financial institution during the period ended March 31, 2018.

Assigned Leases

The Company’s Cellular Retail segment has transferred operations of 37 locations to other dealers. Minimum lease payments of assigned or assumed non-cancelable operating leases related to transferred locations in which a release has not been obtained from the lessor are approximately $3,200,000 as of March 31, 2019.

17.       Subsequent Events –

Dividend Declared

Our Board of Directors declared the following dividend:

Date Declared	Record Date	Dividend Per Share	Payment Date
May 2, 2019	May 23, 2019	$0.05	June 3, 2019

We evaluated all events or transactions that occurred after March 31, 2019 up through the date we issued these financial statements. During this period we did not have any other material subsequent events that impacted our financial statements.

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

Specific factors that might cause actual results to differ from our expectations embodied in our forward-looking statements, or that might affect the value of the common stock, include but are not limited to:

●	the seasonal nature of the products sold in our Direct to Consumer segment - a significant portion of pre-tax net income contributed by the segment is earned during the months of March through May and December, consequently the third quarter of each year typically results in a net loss;

●	the success of new stores in the Cellular Retail segment;

●	changes in federal, state or local laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations;

●	litigation and regulatory actions directed toward us or the industries in which we operate, particularly in certain key states or nationally;

●	our need for additional financing;

●	changes in our authorization to be a dealer for Cricket Wireless;

●	changes in Cricket dealer compensation;

●	lack in advertising support and sales promotions from Cricket Wireless in the markets we operate;

●	free shipping pressure on our Direct to Consumer segment

●	failure of or disruption caused by a significant vendor;

●	outside factors that affect our ability to obtain product and fulfill orders;

●	our ability to successfully operate or integrate recent or future business acquisitions; and

●	unpredictability or uncertainty in financing markets which could impair our ability to grow our business through acquisitions.

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

OVERVIEW

Western Capital Resources, Inc. (“WCR”), a Delaware corporation originally incorporated in Minnesota in 2001 and reincorporated in Delaware in 2016, is a holding company having a controlling interest in subsidiaries operating in the following industries and operating segments:

Our Cellular Retail segment is comprised of an authorized Cricket Wireless dealer and involves the retail sale of cellular phones and accessories to consumers through our wholly owned subsidiary PQH Wireless, Inc. and its subsidiaries, one of which is 70% owned and one of which is 51% owned. Our Direct to Consumer segment consists of a wholly owned online and direct marketing distribution retailer of live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins and Wayside Gardens brand names and home improvement and restoration products operating as Van Dyke’s Restorers as well as a wholesaler under the Park Wholesale brand. Our Consumer Finance segment consists of retail financial services conducted through our wholly owned subsidiaries Wyoming Financial Lenders, Inc. and Express Pawn, Inc. Throughout this report, we collectively refer to WCR and its consolidated subsidiaries as “we,” the “Company,” and “us.”

Discussion of Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis. The preparation of these condensed consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis. We base these estimates on the information currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary materially from these estimates under different assumptions or conditions.

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

See Note 4, “Loans Receivable,” and Note 5, “Loans Receivable Allowance,” of the notes to our consolidated financial statements included in this report for our outstanding loans receivable aging and loans receivable allowance rollforward as of and for the three months ended March 31, 2019 and the year ended December 31, 2018.

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

Operating Leases

We adopted ASC 842 - Leases, using the modified retrospective method on January 1, 2019. We elected the package of practical expedients relief option offered in ASU 2016-02 and the accounting policy election for lessees not to separate lease and non-lease components (election applies to leased real property asset class). We have retail and office space lease agreements which are accounted for as operating leases. The leases typically are for three- to five-year terms with many containing options for similar renewal periods. We determine if an arrangement is or contains a lease at inception.

Under ASC 842, we recognize right-of-use (“ROU”) assets and lease liabilities for operating leases. ROU assets and lease liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of our leases do not provide an implicit rate, we use WCR’s collateralized incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

The lease payment terms may include fixed payment terms and variable payments. Fixed payment terms and variable payments that depend on an index (i.e., Consumer Price Index, or “CPI”) or rate are considered in the determination of the operating lease liabilities. While lease liabilities are not remeasured because of changes to the CPI, changes are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. Variable payments that do not depend on an index or rate are not included in the lease liabilities determination. Rather, these payments are recognized as variable lease expense when incurred. Expenses related to leases with a lease term of one month or less are recognized as variable lease expense when incurred. Variable lease payments are included within operating costs and expenses in our condensed consolidated statement of operations.

Due to the significant assumptions and judgements required in accounting for leases (to include whether a contract contains a lease, the allocation of the consideration, and the determination of the discount rate), the judgements and estimates made could have a significant effect on the amount of assets and liabilities recognized.

Results of Operations – Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net income (loss) for continuing operations attributable to our common shareholders was $1.05 million, or $0.11 per share (basic and diluted), for the quarter ended March 31, 2019, compared to $(0.17) million, or ($0.02) per share (basic and diluted), for the quarter ended March 31, 2018.

We expect segment operating results and earnings per share to change throughout 2019 due, at least in part, to the seasonality of the Direct to Consumer and Cellular Retail segments and potential mergers and acquisitions activity.

Following is a discussion of operating results by segment.

The following table provides revenues and net income attributable to WCR common shareholders by continuing operating segment for the quarters ended March 31, 2019 and March 31, 2018 (in thousands):

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Three Months Ended March 31, 2019
Revenue	$16,501	$10,941	$2,516	$—	$29,958
% of total revenue	55.1%	36.5%	8.4%	-%	100.0%
Net income (loss)	$571	$650	$233	$(154)	$1,300
Net income (loss) attributable to noncontrolling interests	$250	$—	$—	$—	$250
Net income (loss) attributable to WCR common shareholders	$321	$650	$233	$(154)	$1,050

Three Months Ended March 31, 2018
Revenue	$17,107	$10,681	$2,671	$—	$30,459
% of total revenue	56.1%	35.1%	8.8%	-%	100.0%
Net income (loss)	$(375)	$329	$331	$(271)	$14
Net income (loss) attributable to noncontrolling interests	$185	$—	$—	$—	$185
Net income (loss) attributable to WCR common shareholders	$(560)	$329	$331	$(271)	$(171)

Cellular Retail

A summary table of the number of Cricket cellular retail stores we operated during the quarter ended March 31, 2019 and 2018 follows:

	2019	2018
Beginning	205	278
Acquired/ Launched	31	1
Closed/Transferred	(35)	(43)
Ending	201	236

In the first quarter of 2019 we sold 35 retail locations and acquired 31. These transactions are a continuation of our 2017 strategic initiative to shed underperforming locations and to consolidate within markets, allowing us to more effectively focus our efforts. Actions taken since the beginning of 2018 have resulted in an $0.88 increase in net income applicable to our shareholders from a net loss in the comparable prior year period.

Direct to Consumer

The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual revenue and net income in the months of March through May and December due to the seasonal products it sells. For the current quarter, the Direct to Consumer segment had net income of $0.65 million compared to net income of $0.33 million for the comparable prior year period. Revenues for the three month period ended March 31, 2019 were $10.94 million compared to $10.68 million for the comparable period in 2018. During 2018, we experienced some delays in sales due to weather conditions and shipping zones not opening up as early as prior years. In the quarter ended March 31, 2018 we incurred approximately $222,000 of nonrecurring expenses to relocate distribution for our Van Dyke’s Restorers brand. Distribution services previously provided by an outsourced third-party logistics provider are now being performed in-house from our South Carolina facility.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the quarters ended March 31, 2019 and 2018 follows:

	2019	2018
Beginning	41	41
Acquired/ Launched	—	—
Closed	(2)	—
Ending	39	41

Our Consumer Finance segment revenues decreased $0.16 million, or 5.8%, for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018. This segment and the industry continues to experience declines in loan and check cashing activity. Due to legislative changes and decreased loan volume, we closed two installment loan centers during the quarter. The decline in volume is having a direct impact on operating results. Our net income period over period decreased 29.6%.

Corporate

Net costs related to our Corporate segment were $0.15 million for the quarter ended March 31, 2019 compared to $0.27 million for the quarter ended March 31, 2018. The period over period decrease is primarily due to decreases in a contracted service expense and reduced amortization of loan costs.

Consolidated Income Tax Expense

Provision for income tax expense for continuing operations for the quarter ended March 31, 2019 was $0.34 million compared to income tax benefit of ($0.08) million for the quarter ended March 31, 2018 for an effective rate of 20.9% and 121.3%, respectively.

The significant difference in rate is the result of the impact of net income attributable to noncontrolling interests not being subjected to income tax at the corporate level. Rather, the “passthrough” taxable income is taxed to the noncontrolling interests at an individual level.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three Months Ended March 31,
	2019	2018
Cash flows provided (used) by:
Operating activities	$306,557	$(474,025)
Investing activities	(3,389,583)	(11,192,665)
Financing activities	(753,516)	(503,846)
Net decrease in cash	(3,836,542)	(12,170,536)
Cash, beginning of period	16,724,983	21,295,819
Cash, end of period	$12,888,441	$9,125,283

At March 31, 2019, we had cash and cash equivalents of $12.89 million and highly liquid investments of $27.73 million compared to cash and cash equivalents of $9.13 million and highly liquid investments of $46.39 million on March 31, 2018. We believe that our available cash, combined with expected cash flows from operations and our held-to-maturity investments, will be sufficient to fund our liquidity and capital expenditure requirements through March of 2020. We also have a $3,000,000 revolving credit facility and a $9,000,000 acquisition credit facility available to us. Our expected short-term uses of available cash include the funding of operating activities and the payment of dividends.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2019.

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

As of March 31, 2019, our Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

On January 1, 2019, we adopted ASC 842, Leases, which required us to makes changes to our policies, update our processes, and modify existing internal controls over financial reporting. Other than these changes to support the implementation of ASC 842, there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information about purchases of Western Capital Resources, Inc. common stock by us during the three months ended March 31, 2019.

Share Repurchases
Period Beginning	Period Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Board Approved Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
January1, 2019	January 31, 2019	—	$—	—	$990,300
February 1, 2019	February 28, 2019	—	—	—	990,300
March 1, 2019	March 31, 2019	—	—	—	990,300
		—	$—	—

(1)	On September 13, 2018, our Board of Directors authorized a share repurchase program under which we may repurchase up to $1 million of common stock, provided that the per share price of any purchase shall not exceed $5.00 per share. Repurchases may be made from time to time on the open market or through privately negotiated transactions.

Item 6. Exhibits

Exhibit	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Schema Document (filed herewith).

101.CAL	XBRL Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Definition Linkbase Document (filed herewith).

101.LAB	XBRL Label Linkbase Document (filed herewith).

101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2019	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Angel Donchev
Angel Donchev
Chief Financial Officer