Form 10-Q
period 2019-06-30
WESTERN CAPITAL RESOURCES, INC.
filed 2019-08-14
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☐	Emerging growth company ☐

Non-accelerated filer ☐	Smaller reporting company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

As of August 14, 2019, the registrant had outstanding 9,388,677 shares of common stock, $0.0001 par value per share.

Western Capital Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,354,206	$16,724,983
Short-term investments	24,534,675	22,394,748
Loans receivable (net of allowance for losses of $549,000 and $818,000, respectively)	3,487,046	4,111,842
Accounts receivable (net of allowance for losses of $32,000 and $25,000, respectively)	579,188	493,208
Inventories (net of allowance of $669,000 and $670,000, respectively)	7,070,743	8,467,512
Prepaid income taxes	185,162	512,099
Prepaid expenses and other	2,799,152	2,954,794
Escrow and other receivables	3,350,292	3,312,984
TOTAL CURRENT ASSETS	58,360,464	58,972,170

INVESTMENTS	—	1,000,000

PROPERTY AND EQUIPMENT, net	9,498,042	9,945,826

OPERATING LEASE RIGHT-OF-USE ASSETS	10,527,705	—

GOODWILL	5,796,528	5,796,528

INTANGIBLE ASSETS, net	3,710,467	4,167,110

LOAN RECEIVABLE	547,513	—

OTHER	564,062	558,209

TOTAL ASSETS	$89,004,781	$80,439,843

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,693,897	$11,816,050
Current portion operating lease liabilities	4,881,266	—
Other current liabilities	1,168,471	1,291,713
Current portion notes payable	63,616	—
Current portion finance lease obligations	26,523	51,211
Deferred revenue	551,711	1,012,772
TOTAL CURRENT LIABILITIES	15,385,484	14,171,746

LONG-TERM LIABILITIES
Notes payable, net of current portion	1,052,983	789,216
Operating lease liabilities, net of current portion	5,832,614	—
Deferred income taxes	1,029,000	795,000
TOTAL LONG-TERM LIABILITIES	7,914,597	1,584,216

TOTAL LIABILITIES	23,300,081	15,755,962

COMMITMENTS AND CONTINGENCIES (Note 16)	—	—

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 12,500,000 shares authorized, 9,388,677 shares issued and outstanding	939	939
Additional paid-in capital	29,031,741	29,031,741
Retained earnings	35,017,038	33,774,293
TOTAL WESTERN SHAREHOLDERS’ EQUITY	64,049,718	62,806,973

NONCONTROLLING INTERESTS	1,654,982	1,876,908

TOTAL EQUITY	65,704,700	64,683,881

TOTAL LIABILITIES AND EQUITY	$89,004,781	$80,439,843

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
REVENUES
Sales and associated fees	$24,178,741	$23,681,740	$47,999,579	$47,498,934
Financing fees and interest	1,985,774	2,072,114	4,100,645	4,246,660
Other revenues	3,991,590	4,026,503	8,014,101	8,493,522
Total Revenues	30,156,105	29,780,357	60,114,325	60,239,116

COST OF REVENUES
Cost of sales	12,939,802	12,395,630	25,564,939	24,561,663
Provisions for loans receivable losses	175,831	241,183	394,108	441,385
Total Cost of Revenues	13,115,633	12,636,813	25,959,047	25,003,048

GROSS PROFIT	17,040,472	17,143,544	34,155,278	35,236,068

OPERATING EXPENSES
Salaries, wages and benefits	8,185,203	8,415,533	16,392,434	17,733,326
Occupancy	2,647,662	3,084,870	5,411,945	6,507,088
Advertising, marketing and development	2,023,838	2,438,708	3,799,680	4,468,023
Depreciation	438,198	463,103	867,698	1,022,092
Amortization	178,379	214,313	362,915	429,121
Other	2,021,278	2,580,645	4,285,870	5,275,885
Total Operating Expenses	15,494,558	17,197,172	31,120,542	35,435,535

OPERATING INCOME (LOSS)	1,545,914	(53,628)	3,034,736	(199,467)

OTHER INCOME (EXPENSES):
Dividend and interest income	193,976	144,175	375,519	311,686
Interest expense	(29,159)	(50,138)	(55,414)	(137,736)
Total Other Income (Expenses)	164,817	94,037	320,105	173,950

INCOME (LOSS) BEFORE INCOME TAXES	1,710,731	40,409	3,354,841	(25,517)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)	332,000	(61,000)	676,000	(141,000)

NET INCOME	1,378,731	101,409	2,678,841	115,483

LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(247,531)	(187,958)	(497,228)	(373,049)

NET INCOME (LOSS) ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$1,131,200	$(86,549)	$2,181,613	$(257,566)

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
Basic and diluted	$0.12	$(0.01)	$0.23	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	9,388,677	9,390,997	9,388,677	9,390,997

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
	Western Capital Resources, Inc. Shareholders
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total
BALANCE December 31, 2018	9,388,677	$939	$29,031,741	$33,774,293	$1,876,908	$64,683,881
Net Income	—	—	—	1,050,413	249,697	1,300,110
Noncontrolling interest contribution to equity	—	—	—	—	17,446	17,446
Dividends	—	—	—	(469,434)	(266,600)	(736,034)
BALANCE March 31, 2019	9,388,677	939	29,031,741	34,355,272	1,877,451	65,265,403
Net Income	—	—	—	1,131,200	247,531	1,378,731
Dividends	—	—	—	(469,434)	(470,000)	(939,434)
BALANCE – June 30, 2019	9,388,677	$939	$29,031,741	$35,017,038	$1,654,982	$65,704,700

	Western Capital Resources, Inc. Shareholders
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total
BALANCE December 31, 2017	9,390,997	$939	$29,031,741	$37,903,204	$1,757,686	$68,693,570
Net Income (Loss)	—	—	—	(171,017)	185,091	14,074
Dividends	—	—	—	(469,550)	—	(469,550)
BALANCE March 31, 2018	9,390,997	939	29,031,741	37,262,637	1,942,777	68,238,094
Net Income (Loss)	—	—	—	(86,549)	187,958	101,409
Dividends	—	—	—	(469,550)	(339,600)	(809,150)
BALANCE – June 30, 2018	9,390,977	$939	$29,031,741	$36,706,538	$1,791,135	$67,530,353

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
	June 30, 2019	June 30, 2018
OPERATING ACTIVITIES
Net income	$2,678,841	$115,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	867,698	1,022,092
Amortization	362,915	429,121
Amortization of operating lease right-of-use assets	2,779,807	—
Deferred income taxes	234,000	(126,000)
Loss (gain) on disposals	(147,977)	421,472
Income from investments	(164,295)	(12,705)
Changes in operating assets and liabilities:
Loans receivable	624,796	426,174
Accounts receivable	(62,492)	97,907
Inventory	1,228,814	883,187
Prepaid expenses and other assets	93,954	416,823
Operating lease liabilities	(3,110,370)	—
Accounts payable and accrued expenses	(3,202,289)	(22,045,319)
Deferred revenue and other current liabilities	(584,303)	(673,055)
Net cash and cash equivalents provided by (used in) operating activities	1,599,099	(19,044,820)

INVESTING ACTIVITIES
Purchases of investments	(18,942,632)	(26,564,181)
Proceeds from held-to-maturity investments	17,967,000	36,461,012
Purchases of property and equipment	(210,995)	(549,186)
Acquisition of stores, net of cash acquired	(164,400)	(76,707)
Proceeds from installment sale receivable	—	185,963
Proceeds from the disposal of operating assets	1,120,000	10,000
Net cash and cash equivalents provided by (used in) investing activities	(231,027)	9,466,901

FINANCING ACTIVITIES
Payments on notes payable – short-term, net	—	(51,992)
Payments on notes payable – long-term	(38,693)	—
Payments on finance leases	(24,688)	(23,263)
Payments of dividends to noncontrolling interests	(736,600)	(339,600)
Payments of dividends	(938,868)	(939,100)
Net cash and cash equivalents used in financing activities	(1,738,849)	(1,353,955)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(370,777)	(10,931,874)

CASH AND CASH EQUIVALENTS
Beginning of period	16,724,983	21,295,819
End of period	$16,354,206	$10,363,945

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$119,563	$19,145,172
Interest paid	$44,865	$75,052
Noncash investing and financing activities:
Assets received in acquisition (See Note 13)	$1,694,546	$—
Liabilities assumed in acquisition (See Note 13)	$1,325,024	$—
Note payable assumed in acquisition (See Note 13)	$347,918	$—
Noncontrolling interest contribution to subsidiary (See Note 13)	$17,446	$—
Right-of-use assets obtained in exchange for operating lease obligation	$963,486	$—

 See notes to condensed consolidated financial statements.

 WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

For further information, refer to the Consolidated Financial Statements and notes thereto included in our Form 10-K for the year ended December 31, 2018. The condensed consolidated balance sheet at December 31, 2018, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP.

Nature of Business

Western Capital Resources, Inc. (WCR) is a parent company owning operating subsidiaries, with percentage owned shown parenthetically, as summarized below.

●	Cellular Retail

○	PQH Wireless, Inc. (PQH) (100%) – operates 201 cellular retail stores as of June 30, 2019 (116 are 100% owned and 85 are owned through majority owned subsidiaries), as an exclusive dealer of the Cricket brand.

●	Direct to Consumer

○	J & P Park Acquisitions, Inc. (JPPA) (100%) – an online and direct marketing distribution retailer of 1) live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins, and Wayside Gardens brand names and 2) home improvement and restoration products operating under the Van Dyke’s Restorers brand, as well as a seed wholesaler under the Park Wholesale brand.

○	J & P Real Estate, LLC (JPRE) (100%) – owns real estate utilized as JPPA’s distribution and warehouse facility and the corporate offices of JPPA.

●	Consumer Finance

○	Wyoming Financial Lenders, Inc. (WFL) (100%) – owns and operates 38 “payday” stores in six states (Iowa, Kansas, Nebraska, North Dakota, Wisconsin and Wyoming) as of June 30, 2019 providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

○	Express Pawn, Inc. (EPI) (100%) – owns and operates retail pawn stores (three as of June 30, 2019) in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of merchandise obtained from forfeited pawn loans or purchased from customers.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), related to recognition of lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees are required to recognize the following for all leases: (1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. All entities must classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company adopted ASU 2016-02 and ASC 842 using the modified retrospective method on January 1, 2019. See Note 8 for further disclosures.

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

Concentrations

The Company has demand deposits at financial institutions, often times in excess of the limit for insurance by the Federal Deposit Insurance Corporation. As of June 30, 2019, the Company had demand deposits in excess of insurance amounts of approximately $6.55 million.

3.	Cash Equivalents and Marketable Investments –

The following table shows the Company’s cash equivalents and held-to-maturity investments, by significant investment category, recorded as cash equivalents or short- and long-term investments:

	June 30, 2019	December 31, 2018
Cash and cash equivalents
Operating accounts	$10,631,886	$10,901,929
U.S. treasuries	4,054,023	3,014,478
Money markets	1,668,297	2,808,576
Subtotal	16,354,206	16,724,983

Held-to-maturity investments
Certificates of deposit	11,237,069	12,711,069
U.S. treasuries	13,237,606	10,683,679
Subtotal	24,534,675	23,394,748

TOTAL	$40,888,881	$40,119,731

As of June 30, 2019 and December 31, 2018, held to maturity investments consisted of the following:

June 30, 2019
	Cost	Accrued Interest	Amortized Discount	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Certificates of Deposit	$11,172,289	$64,780	$—	$11,237,069	$(55,497)	$11,181,572
U.S. Treasuries	13,176,244	—	121,362	13,297,606	9,638	13,307,244
	$24,348,533	$64,780	$121,362	$24,534,675	$(45,859)	$24,488,816

December 31, 2018
	Cost	Accrued Interest	Amortized Discount	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Certificates of Deposit	$12,670,000	$41,069	$—	$12,711,069	$(68,087)	$12,642,982
U.S. Treasuries	10,564,160	25,707	93,812	10,683,679	(30,229)	10,653,450
	$23,234,160	$66,776	$93,812	$23,394,748	$(98,316)	$23,296,432

Interest income recognized on held-to-maturity investments and other sources was as follows:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Held-to-maturity	$158,551	$108,879	$300,697	$242,548
Other	35,425	35,296	74,822	69,138
	$193,976	$144,175	$375,519	$311,686

The Company deposited in aggregate $1.75 million of cash across 7 different accounts at a financial institution as an accommodation to its majority stockholder, who has other business relationships with the financial institution. The funds in these accounts can be withdrawn at any time, do not serve as collateral in any way, and are held on market terms.

4.         Loans Receivable –

The Consumer Finance segment’s outstanding loans receivable aging is as follows:

June 30, 2019
	Payday	Installment	Pawn	Total
Current	$2,994,082	$65,536	$290,012	$3,349,630
1-30	197,241	15,787	—	213,028
31-60	127,547	5,262	—	132,809
61-90	85,345	2,378	—	87,723
91-120	71,706	1,555	—	73,261
121-150	67,232	960	—	68,192
151-180	110,710	693	—	111,403
	3,653,863	92,171	290,012	4,036,046
Less Allowance	(535,000)	(14,000)	—	(549,000)
	$3,118,863	$78,171	$290,012	$3,487,046

December 31, 2018
	Payday	Installment	Pawn	Total
Current	$3,314,182	$254,255	$321,447	$3,889,884
1-30	224,091	41,596	—	265,687
31-60	199,259	30,285	—	229,544
61-90	153,449	15,189	—	168,638
91-120	131,480	9,001	—	140,481
121-150	125,074	4,311	—	129,385
151-180	101,619	4,604	—	106,223
	4,249,154	359,241	321,447	4,929,842
Less Allowance	(770,000)	(48,000)	—	(818,000)
	$3,479,154	$311,241	$321,447	$4,111,842

5.         Loans Receivable Allowance –

A rollforward of the Consumer Finance segment’s loans receivable allowance is as follows:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Loans receivable allowance, beginning of period	$818,000	$833,000
Provision for loan losses charged to expense	394,108	1,241,638
Write-offs, net	(663,108)	(1,256,638)
Loans receivable allowance, end of period	$549,000	$818,000

6.         Accounts Receivable –

A breakdown of accounts receivables by segment is as follows:

June 30, 2019
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$331,337	$265,244	$14,607	$611,188
Less allowance	—	(32,000)	—	(32,000)
Net accounts receivable	$331,337	$233,244	$14,607	$579,188

December 31, 2018
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$130,251	$372,076	$15,881	$518,208
Less allowance	—	(25,000)	—	(25,000)
Net accounts receivable	$130,251	$347,076	$15,881	$493,208

A portion of accounts receivable are unsettled credit card sales from the prior one to five business days. This makes up 62% and 57% of the net accounts receivable balance at June 30, 2019 and December 31, 2018, respectively.

7.         Inventory –

Inventories consist of:

	June 30, 2019	December 31, 2018
Finished Goods
Cellular Retail	$4,871,993	$5,456,898
Direct to Consumer	2,006,260	2,848,484
Consumer Finance	861,490	832,130
Reserve	(669,000)	(670,000)
TOTAL	$7,070,743	$8,467,512

As a result of changes in the market for certain Company products and the resulting deteriorating value, carrying amounts for those inventories were reduced by approximately $669,000 and $670,000 at June 30, 2019 and December 31, 2018, respectively. These inventory write-downs have been reflected in cost of goods sold in the statement of operations. Management believes that these reductions properly reflect inventory at lower of cost or market, and no additional losses will be incurred upon disposition.

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

The Company has many retail and office space lease agreements and insignificant equipment lease agreements which are accounted for as operating leases. The real property leases typically are for three- to five-year terms with many containing options for similar renewal periods. The Company determines if an arrangement is or contains a lease at inception. Operating leases are included in operating lease right-of-use assets and operating lease liabilities (current and noncurrent) in the condensed consolidated balance sheet. Finance leases are included in property and equipment and finance lease obligations in the condensed consolidated balance sheet.

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

Total components of operating lease expense for the real property asset class (in thousands) were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense	$1,365	$2,769
Variable lease expense	684	1,375
Total lease expense	$2,049	$4,144

Other information related to operating leases as of June 30, 2019 was as follows:

Weighted average remaining lease term, in years	2.71

Weighted Average Discount Rate	5.9%

Future minimum lease payments under operating leases as of June 30, 2019 (in thousands) were as follows:

Operating Leases
Remainder of 2019	$2,989
2020	4,253
2021	2,535
2022	1,269
2023	527
Thereafter	142
Total future minimum lease payments	11,715
Less: imputed interest	(1,001)
Total	$10,714
Current portion operating lease liabilities	$4,881
Non-Current operating lease liabilities	5,833
Total	$10,714

As previously disclosed in our 2018 Form 10-K under the prior guidance of ASC 840, future minimum payments under operating lease agreements as of December 31, 2018 (in thousands) were as follows:

Year Ending December 31,	Operating Leases
2019	$5,896
2020	3,878
2021	2,259
2022	917
2023	290
Thereafter	33
Total minimum lease payments	$13,273

9.         Notes Payable – Long Term –

	June 30, 2019	December 31, 2018
Subsidiary subordinated note payable to seller with monthly interest only payments at 6%, guaranteed by PQH, maturing August 5, 2022 when the principal balance is due.	$789,216	$789,216
Subsidiary note payable to a financial institution, with monthly principal and interest payments of $6,692, bearing interest at 5.5%, secured by substantially all assets of the subsidiary, and maturing January 4, 2024.	327,383	—
Total	1,116,599	789,216
Less current maturities	(63,616)	—
	$1,052,983	$789,216

The Company is party to a Credit Agreement with a financial institution entered into on April 22, 2016 and subject to subsequent amendments. The Credit Agreement provides the Company with a revolving line of credit facility in an aggregate amount up to $3,000,000, with a maturity date of April 21, 2020 and an acquisition loan facility in an aggregate amount of up to $9,000,000, with a maturity date of April 21, 2020. The revolver and the acquisition loan facility bear interest at a floating per annum rate equal to one-month LIBOR plus 3.50%, adjusted on a monthly basis. Funds advanced under the acquisition loan facility mature five years from the date of advance. At June 30, 2019, the entire $12,000,000 of credit was available under the credit facilities. See Note 16 for additional terms and conditions related to the Credit Agreement.

10.       Income Taxes –

The provision for income taxes is 20.1% and (552.6)% of income (loss) before the provision for income taxes for the six month period ended June 30, 2019 and 2018, respectively. The significant difference in rate is the result of the impact of net income attributable to noncontrolling interests not being subjected to income tax at the corporate level. Rather the “passthrough” taxable income is taxed to the noncontrolling interests at an individual level.

11.       Cash Dividends –

Date Declared	Record Date	Dividend Per Share	Payment Date	Dividend Paid
February 12, 2019	March 1, 2019	$0.05	March 11, 2019	$469,434
May 2, 2019	May 23, 2019	$0.05	June 3, 2019	$469,434

12.       Revenue –

Revenue generated from contracts with customers and recognized per ASC 606 primarily consists of sales of merchandise and services at the point of sale and back-end compensation from Cricket Wireless. As an authorized dealer, we earn compensation from Cricket Wireless for activating a new customer on the Cricket Wireless network, activating new devices for existing Cricket Wireless customers and upon an existing Cricket Wireless customer whom we originally activated on the Cricket Wireless GSM network making a continuing service payment (“CSP”). Revenue generated from short-term lending agreements and investments are recognized in accordance with ASC 825.

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

13.       Acquisitions –

On February 21, 2019, PQH entered into a joint venture agreement with another Cricket Wireless dealer (“dealer”). Pursuant to the agreement, PQH contributed a note payable in exchange for a 51% ownership interest in the newly formed subsidiary Summit JV, LLC (“Summit”) and dealer contributed substantially all its assets, including 28 Cricket Wireless retail locations, and specified liabilities in exchange for a 49% ownership interest in Summit and receipt of the note payable contributed by PQH. Effective March 1, 2019, we consummated the transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the purchase date as follows:

March 1, 2019 (in thousands)
Cash	$14
Receivables	272
Inventory	50
Property and equipment	596
Operating lease right-of-use asset	772
Other assets	48
Liabilities	(597)
Term note payable	(348)
Operating lease liabilities	(772)
Net equity	$35

14.       Other Operating Expense –

A breakout of other expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Bank fees	$539,586	$533,813	$1,044,567	$1,036,377
Collection costs	82,637	81,587	160,352	166,192
Insurance	178,346	198,334	366,642	403,629
Management and advisory fees	211,002	196,799	413,148	390,509
Professional and consulting fees	236,183	361,915	789,805	905,011
Supplies	144,219	170,054	282,811	387,490
Loss on disposal	12,613	464,055	11,198	646,765
Other	616,692	574,088	1,217,347	1,339,912
	$2,021,278	$2,580,645	$4,285,870	$5,275,885

15.       Segment Information –

Segment information related to the three and six month periods ended June 30, 2019 and 2018 (in thousands) is as follows:

Three Months Ended June 30, 2019
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$16,283	$11,473	$414	$—	$28,170
Financing fees and interest	—	—	1,986	—	1,986
Total revenue	$16,283	$11,473	$2,400	$—	$30,156
Net income	$441	$693	$228	$17	$1,379
Expenditures for segmented assets	$93	$33	$—	$—	$126

Three Months Ended June 30, 2018
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$15,604	$11,709	$395	$—	$27,708
Financing fees and interest	—	—	2,072	—	2,072
Total revenues	$15,604	$11,709	$2,467	$—	$29,780
Net income (loss)	$(481)	$525	$220	$(163)	$101
Expenditures for segmented assets	$109	$76	$14	$—	$199

Six Months Ended June 30, 2019
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$32,784	$22,414	$815	$—	$56,013
Financing fees and interest	—	—	4,101	—	4,101
Total revenues	$32,784	$22,414	$4,916	$—	$60,114
Net income (loss)	$1,012	$1,343	$462	$(138)	$2,679
Total segment assets	$34,063	$10,945	$8,844	$35,153	$89,005
Expenditures for segmented assets	$322	$67	$—	$—	$389

Six Months Ended June 30, 2018
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$32,711	$22,390	$891	$—	$55,992
Financing fees and interest	—	—	4,247	—	4,247
Total revenues	$32,711	$22,390	$5,138	$—	$60,239
Net income (loss)	$(856)	$854	$551	$(434)	$115
Total segment assets	$26,397	$12,396	$7,297	$34,071	$80,161
Expenditures for segmented assets	$226	$386	$14	$—	$626

16.       Commitments and Contingencies –

Employment Agreements

Pursuant to the Company’s numerous employment agreements, bonuses of approximately $159,000 and $317,000 were accrued for the three and six month period ended June 30, 2019.

Credit Facility

The Company is party to a Credit Agreement with a financial institution. Certain Company subsidiaries are guarantors of the borrowings and obligations under the Credit Agreement. All borrowings under the Credit Agreement are secured by substantially all assets of WCR and the guarantor subsidiaries.

The Credit Agreement, as amended, requires WCR to meet a minimum liquidity covenant. Subject to certain exceptions, the Credit Agreement contains covenants limiting the Company’s ability to (or to permit the guarantor subsidiaries to) merge or consolidate with, or engage in a sale of substantially all assets to, any party, but WCR or any guarantor subsidiary generally may nonetheless merge with another party if (i) WCR or guarantor subsidiary is the entity surviving such merger, and (ii) immediately after giving effect to such merger, no default shall have occurred and be continuing under the Credit Agreement. Subject to certain exceptions, the Credit Agreement also contains covenants limiting WCR’s ability to (or to permit the guarantor subsidiaries to) create liens on assets, incur additional indebtedness, make certain types of investments, and pay dividends or make certain other types of restricted payments, but WCR may nonetheless pay dividends to its shareholders if (a) there are no outstanding loans or unpaid interest under the revolving credit facility, and (b) no default shall have occurred and be continuing under the Credit Agreement. Some covenant waivers were granted by the financial institution during the period ended June 30, 2018.

Assigned Leases

The Company’s Cellular Retail segment has transferred operations of 37 locations to other dealers. Minimum lease payments of assigned or assumed non-cancelable operating leases related to transferred locations in which a release has not been obtained from the lessor are approximately $2,375,000 as of June 30, 2019.

17.       Subsequent Events –

Dividend Declared

Our Board of Directors declared the following dividend:

Date Declared	Record Date	Dividend Per Share	Payment Date
August 1, 2019	August 23, 2019	$0.05	September 3, 2019

Entry into Definitive Agreements

On July 25, 2019, Summit, a 51% owned indirect subsidiary of the Company, entered into a joint venture agreement with another Cricket Wireless authorized dealer. Pursuant to the agreement, Summit will contribute $500,000 for a 100% ownership interest in the newly formed subsidiary Smart Acquisition, LLC (“Smart”), followed by dealer contributing substantially all its assets, including 21 Cricket Wireless retail locations, and specified liabilities in exchange for $500,000 from and a 25% ownership interest in Smart. Upon completion of the transaction Summit will have a 75% ownership interest in Smart.

On August 9, 2019, Summit, a 51% owned indirect subsidiary of the Company, entered into a joint venture agreement with another Cricket Wireless authorized dealer. Pursuant to the agreement, Summit will contribute $900,000 for a 100% ownership interest in the newly formed subsidiary Linked Investment, LLC (“Linked”), followed by dealer contributing substantially all its assets, including 14 Cricket Wireless retail locations, and specified liabilities in exchange for $100,000 from and a 25% ownership interest in Linked. Upon completion of the transaction Summit will have a 75% ownership interest in Linked.

We evaluated all events or transactions that occurred after June 30, 2019 up through the date we issued these financial statements. During this period we did not have any other material subsequent events that impacted our financial statements.

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

Specific factors that might cause actual results to differ from our expectations embodied in our forward-looking statements, or that might affect the value of the common stock, include but are not limited to:

●	the seasonal nature of the products sold in our Direct to Consumer segment - a significant portion of pre-tax net income contributed by the segment is earned during the months of March through May and December, consequently the third quarter of each year typically results in a net loss;

●	the success of new stores in the Cellular Retail segment;

●	changes in federal, state or local laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations;

●	litigation and regulatory actions directed toward us or the industries in which we operate, particularly in certain key states or nationally;

●	our need for additional financing;

●	changes in our authorization to be a dealer for Cricket Wireless;

●	changes in Cricket dealer compensation;

●	lack in advertising support and sales promotions from Cricket Wireless in the markets we operate;

●	free shipping pressure on our Direct to Consumer segment;

●	failure of or disruption caused by a significant vendor;

●	outside factors that affect our ability to obtain product and fulfill orders;

●	our ability to successfully operate or integrate recent or future business acquisitions; and

●	unpredictability or uncertainty in financing markets which could impair our ability to grow our business through acquisitions.

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

See Note 4, “Loans Receivable,” and Note 5, “Loans Receivable Allowance,” of the notes to our consolidated financial statements included in this report for our outstanding loans receivable aging and loans receivable allowance rollforward as of and for the six months ended June 30, 2019 and the year ended December 31, 2018.

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

Operating Leases

We adopted ASC 842 - Leases, using the modified retrospective method on January 1, 2019. We elected the package of practical expedients relief option offered in ASU 2016-02 and the accounting policy election for lessees not to separate lease and non-lease components (election applies to leased real property asset class). We have many retail and office space lease agreements and insignificant equipment lease agreements which are accounted for as operating leases. The real property leases typically are for three- to five-year terms with many containing options for similar renewal periods. We determine if an arrangement is or contains a lease at inception.

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

Results of Operations – Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Net income attributable to our common shareholders was $1.13 million, or $0.12 per share (basic and diluted), for the quarter ended June 30, 2019, compared to net loss of $(0.09) million, or $(0.01) per share (basic and diluted), for the quarter ended June 30, 2018.

We expect segment operating results and earnings per share to change throughout 2019 due, at least in part, to the seasonality of the Direct to Consumer and Cellular Retail segments and potential mergers and acquisitions activity.

Following is a discussion of operating results by segment.

The following table provides revenues and net income attributable to WCR common shareholders for the quarters ended June 30, 2019 and June 30, 2018 (in thousands).

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Three Months Ended June 30, 2019
Revenue	$16,283	$11,473	$2,400	$—	$30,156
% of total revenue	54.0%	38.0%	8.0%	-%	100.0%
Net income	$441	$693	$228	$17	$1,379
Net income attributable to noncontrolling interests	$248	$—	$—	$—	$248
Net income attributable to WCR common shareholders	$193	$693	$228	$17	$1,131

Three Months Ended June 30, 2018
Revenue	$15,604	$11,709	$2,467	$—	$29,780
% of total revenue	52.4%	39.3%	8.3%	-%	100.0%
Net income (loss)	$(481)	$525	$220	$(163)	$101
Net income attributable to noncontrolling interests	$188	$—	$—	$—	$188
Net income (loss) attributable to WCR common shareholders	$(669)	$525	$220	$(163)	$(87)

Cellular Retail

A summary table of the number of Cricket Wireless retail stores we operated during the three months ended June 30, 2019 and 2018 follows:

	2019	2018
Beginning	201	236
Acquired/ Launched	—	—
Closed/Transferred	—	(11)
Ending	201	225

Evident from the operating results year over year is our progress made to shed underperforming stores and further consolidate within markets. Net income (loss) attributable to shareholders increased from a loss of $(0.67) million in the comparable prior year quarter to a positive $0.19 million in the current quarter.

Direct to Consumer

The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual revenue and net income in the months of March through May and December due to the seasonal products it sells. For the current quarter, the Direct to Consumer segment had net income of $0.69 million compared to net income of $0.53 million for the comparable prior year period. Revenues for the three month period ended June 30, 2019 were $11.47 million compared to $11.71 million for the comparable period in 2018.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the quarters ended June 30, 2019 and 2018 follows:

	2019	2018
Beginning	39	41
Acquired/ Launched	—	—
Closed	—	—
Ending	39	41

Our Consumer Finance segment revenues decreased $0.07 million, or 2.7%, for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018. This segment and the industry continues to experience declines in loan and check cashing activity. The decline in volume is having a direct impact on operating results. Our net income decreased 3.64% period over period.

Corporate

Net income related to our Corporate segment was $0.02 million for the quarter ended June 30, 2019 compared to a net cost of $0.16 million for the quarter ended June 30, 2018. The period over period difference is due to a combination of lower net corporate overhead expense and an increase in investment income.

Results of Operations – Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Net income attributable to our common shareholders was $2.18 million, or $0.23 per share (basic and diluted), for the six months ended June 30, 2019, compared to net loss of $(0.26) million, or $(0.03) per share (basic and diluted), for the six months ended June 30, 2018.

We expect segment operating results and earnings per share to change throughout 2019 due, at least in part, to the seasonality of the Direct to Consumer and Cellular Retail segments and potential mergers and acquisitions activity.

Following is a discussion of operating results by segment.

The following table provides revenues and net income attributable to WCR common shareholders by continuing operating segment for the six month periods ended June 30, 2019 and June 30, 2018 (in thousands).

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Six Months Ended June 30, 2019
Revenue	$32,784	$22,414	$4,916	$—	$60,114
% of total revenue	54.5%	37.3%	8.2%	-%	100.0%
Net income (loss)	$1,012	$1,343	$462	$(138)	$2,679
Net income attributable to noncontrolling interests	$497	$—	$—	$—	$497
Net income attributable to WCR common shareholders	$515	$1,343	$462	$(138)	$2,182

Six Months Ended June 30, 2018
Revenue	$32,711	$22,390	$5,138	$—	$60,239
% of total revenue	54.3%	37.2%	8.5%	-%	100.0%
Net income (loss)	$(856)	$854	$551	$(434)	$115
Net income attributable to noncontrolling interests	$373	$—	$—	$—	$373
Net income (loss) attributable to WCR common shareholders	$(1,229)	$854	$551	$(434)	$(258)

Cellular Retail

A summary table of the number of Cricket Wireless retail stores we operated during the six months ended June 30, 2019 and 2018 follows:

	2019	2018
Beginning	205	278
Acquired/ Launched	31	1
Closed/Transferred	(35)	(54)
Ending	201	225

The strategic initiative that began in 2017 to shed underperforming locations and to consolidate within markets is allowing us to more effectively focus our efforts on a better mix of stores. These actions have resulted in an $1.74 million increase in net income applicable to our shareholders from the net loss in the comparable prior year-to-date period.

Direct to Consumer

The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual revenue and net income in the months of March through May and December due to the seasonal products it sells. For the six months ended June 30, 2019, the Direct to Consumer segment had net income of $1.34 million compared to net income of $0.85 million for the comparable prior year period. Revenues for the six month period ended June 30, 2019 were $22.41 million compared to $22.39 million for the comparable period in 2018.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the quarters ended June 30, 2019 and 2018 follows:

	2019	2018
Beginning	41	41
Acquired/ Launched	—	—
Closed	(2)	—
Ending	39	41

Our Consumer Finance segment revenues decreased $0.22 million, or 4.3%, for the six month period ended June 30, 2019 compared to the six month period ended June 30, 2018. This segment and the industry continues to experience declines in loan and check cashing activity. The decline in volume is having a direct impact on operating results. Our net income period over period decreased 16.15%.

Corporate

Net expenses related to our Corporate segment were $0.14 million for the six month period ended June 30, 2019 compared to net expenses of $0.43 million for the quarter ended June 30, 2018. The period over period difference is due to a combination of lower net corporate overhead expense and an increase in investment income.

Consolidated Income Tax Expense

Provision for income tax expense for continuing operations for the six month period ended June 30, 2019 was $0.68 million compared to income tax benefit of ($0.14) million for the six month period ended June 30, 2018 for an effective rate of 20.1% and 552.6%, respectively. The significant difference in rate is the result of the impact of net income attributable to noncontrolling interests not being subjected to income tax at the corporate level. Rather, the “passthrough” taxable income is taxed to the noncontrolling interests at an individual level.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six Months Ended June 30,
	2019	2018
Cash flows provided (used) by:
Operating activities	$1,599,099	$(19,044,820)
Investing activities	(231,027)	9,466,901
Financing activities	(1,738,849)	(1,353,955)
Net decrease in cash and cash equivalents	(370,777)	(10,931,874)
Cash and cash equivalents, beginning of period	16,724,983	21,295,819
Cash and cash equivalents, end of period	$16,354,206	$10,363,945

At June 30, 2019, we had cash and cash equivalents of $16.35 million and highly liquid investments of $24.53 million compared to cash and cash equivalents of $10.36 million and highly liquid investments of $25.42 million on June 30, 2018. We believe that our available cash, combined with expected cash flows from operations and our held-to-maturity investments, will be sufficient to fund our liquidity and capital expenditure requirements through June of 2020. We also have a $3,000,000 revolving credit facility and a $9,000,000 acquisition credit facility available to us. Our expected short-term uses of available cash include the funding of operating activities, the payment of dividends and use in acquisitions.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2019.

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

As of June 30, 2019, our Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

On January 1, 2019, we adopted ASC 842, Leases, which required us to makes changes to our policies, update our processes, and modify existing internal controls over financial reporting. Other than these changes to support the implementation of ASC 842, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information about purchases of Western Capital Resources, Inc. common stock by us during the three months ended June 30, 2019.

Share Repurchases
Period Beginning	Period Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Board Approved Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
April 1, 2019	April 30, 2019	—	$—	—	$990,300
May 1, 2019	May 31, 2019	—	—	—	$990,300
June 1, 2019	June 30, 2019	—	—	—	$990,330
		—	$—	—

(1)	On September 13, 2018, our Board of Directors authorized a share repurchase program under which we may repurchase up to $1 million of common stock, provided that the per share price of any purchase shall not exceed $5.00 per share. Repurchases may be made from time to time on the open market or through privately negotiated transactions.

Item 6. Exhibits

Exhibit	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Schema Document (filed herewith).

101.CAL	XBRL Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Definition Linkbase Document (filed herewith).

101.LAB	XBRL Label Linkbase Document (filed herewith).

101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2019	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Angel Donchev
Angel Donchev
Chief Financial Officer