Form 10-Q
period 2019-09-30
WESTERN CAPITAL RESOURCES, INC.
filed 2019-11-14
CIK 1363958

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Emerging growth company ☐

Non-accelerated filer ☑	Smaller reporting company ☑

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

As of November 14, 2019, the registrant had outstanding 9,348,695 shares of common stock, $0.0001 par value per share.

Western Capital Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,004,334	$16,724,983
Short-term investments	15,408,423	22,394,748
Loans receivable (net of allowance for losses of $602,000 and $818,000, respectively)	3,685,246	4,111,842
Accounts receivable (net of allowance for losses of $8,000 and $25,000, respectively)	775,842	493,208
Inventories (net of allowance of $605,000 and $670,000, respectively)	8,710,879	8,467,512
Prepaid income taxes	754,237	512,099
Prepaid expenses and other	2,847,359	2,954,794
Escrow and other receivables	3,367,939	3,312,984
TOTAL CURRENT ASSETS	57,554,259	58,972,170

INVESTMENTS	750,000	1,000,000

PROPERTY AND EQUIPMENT, net	9,249,706	9,945,826

OPERATING LEASE RIGHT-OF-USE ASSETS	10,315,859	—

GOODWILL	5,796,528	5,796,528

INTANGIBLE ASSETS, net	3,554,961	4,167,110

LOAN RECEIVABLE	578,948	—

OTHER	532,743	558,209

TOTAL ASSETS	$88,333,004	$80,439,843

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,426,697	$11,816,050
Current portion operating lease liabilities	4,619,800	—
Other current liabilities	1,398,505	1,291,713
Current portion notes payable	64,531	—
Current portion finance lease obligations	13,936	51,211
Deferred revenue	580,169	1,012,772
TOTAL CURRENT LIABILITIES	15,103,638	14,171,746

LONG-TERM LIABILITIES
Notes payable, net of current portion	1,036,535	789,216
Operating lease liabilities, net of current portion	5,871,682	—
Deferred income taxes	1,154,000	795,000
TOTAL LONG-TERM LIABILITIES	8,062,217	1,584,216

TOTAL LIABILITIES	23,165,855	15,755,962

COMMITMENTS AND CONTINGENCIES (Note 16)	—	—

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 12,500,000 shares authorized, 9,348,695 and 9,388,677 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	935	939
Additional paid-in capital	29,031,741	29,031,741
Retained earnings	34,339,217	33,774,293
TOTAL WESTERN SHAREHOLDERS’ EQUITY	63,371,893	62,806,973

NONCONTROLLING INTERESTS	1,795,256	1,876,908

TOTAL EQUITY	65,167,149	64,683,881

TOTAL LIABILITIES AND EQUITY	$88,333,004	$80,439,843

See notes to condensed consolidated financial statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
REVENUES
Sales and associated fees	$18,200,217	$17,924,270	$66,199,796	$65,423,204
Financing fees and interest	2,203,155	2,323,000	6,303,800	6,569,660
Other revenues	4,114,090	4,112,813	12,128,191	12,606,335
Total Revenues	24,517,462	24,360,083	84,631,787	84,599,199

COST OF REVENUES
Cost of sales	9,472,074	9,547,567	35,037,013	34,109,230
Provisions for loans receivable losses	311,496	386,366	705,604	827,751
Total Cost of Revenues	9,783,570	9,933,933	35,742,617	34,936,981

GROSS PROFIT	14,733,892	14,426,150	48,889,170	49,662,218

OPERATING EXPENSES
Salaries, wages and benefits	8,317,286	8,353,536	24,709,720	26,086,862
Occupancy	2,717,531	3,011,213	8,129,476	9,518,301
Advertising, marketing and development	1,059,814	1,205,013	4,859,494	5,673,036
Depreciation	441,337	435,670	1,309,035	1,457,762
Amortization	155,507	187,209	518,422	616,330
Other	1,914,734	2,591,298	6,200,604	7,867,183
Total Operating Expenses	14,606,209	15,783,939	45,726,751	51,219,474

OPERATING INCOME (LOSS)	127,683	(1,357,789)	3,162,419	(1,557,256)

OTHER INCOME (EXPENSES):
Dividend and interest income	198,817	153,739	574,336	465,425
Interest expense	(28,918)	(25,154)	(84,332)	(162,890)
Total Other Income (Expenses)	169,899	128,585	490,004	302,535

INCOME (LOSS) BEFORE INCOME TAXES	297,582	(1,229,204)	3,652,423	(1,254,721)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)	7,000	(245,000)	683,000	(386,000)

NET INCOME (LOSS)	290,582	(984,204)	2,969,423	(868,721)

LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(340,274)	(188,523)	(837,502)	(561,572)

NET INCOME (LOSS) ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$(49,692)	(1,172,727)	2,131,921	(1,430,293)

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
Basic and diluted	$(0.01)	(0.12)	0.23	(0.15)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	9,377,563	9,390,770	9,384,932	9,390,921

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Western Capital Resources, Inc. Shareholders
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total
BALANCE December 31, 2018	9,388,677	$939	$29,031,741	$33,774,293	$1,876,908	$64,683,881
Net Income	—	—	—	1,050,413	249,697	1,300,110
Noncontrolling interest contribution to equity	—	—	—	—	17,446	17,446
Dividends	—	—	—	(469,434)	(266,600)	(736,034)
BALANCE March 31, 2019	9,388,677	939	29,031,741	34,355,272	1,877,451	65,265,403
Net Income	—	—	—	1,131,200	247,531	1,378,731
Noncontrolling interest contribution to equity	—	—	—	—	—	—
Dividends	—	—	—	(469,434)	(470,000)	(939,434)
BALANCE June 30, 2019	9,388,677	939	29,031,741	35,017,038	1,654,982	65,704,700
Net Income	—	—	—	(49,692)	340,274	290,582
Stock Redemption	(39,982)	(4)	—	(159,217)	—	(159,221)
Dividends	—	—	—	(468,912)	(200,000)	(668,912)
BALANCE – September 30, 2019	9,348,695	$935	$29,031,741	$34,339,217	$1,795,256	$65,167,149

	Western Capital Resources, Inc. Shareholders
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total
BALANCE December 31, 2017	9,390,997	$939	$29,031,741	$37,903,204	$1,757,686	$68,693,570
Net Income (Loss)	—	—	—	(171,017)	185,091	14,074
Dividends	—	—	—	(469,550)	—	(469,550)
BALANCE March 31, 2018	9,390,997	939	29,031,741	37,262,637	1,942,777	68,238,094
Net Income (Loss)	—	—	—	(86,549)	187,958	101,409
Dividends	—	—	—	(469,550)	(339,600)	(809,150)
BALANCE – June 30, 2018	9,390,997	939	29,031,741	36,706,538	1,791,135	67,530,353
Net Income (Loss)	—	—	—	(1,172,727)	188,523	(984,204)
Stock Redemption	(2,320)	—	—	(9,697)	—	(9,697)
Dividends	—	—	—	(469,550)	(261,600)	(731,150)
BALANCE – September 30, 2018	9,388,677	939	29,031,741	35,054,564	$1,718,058	$65,805,302

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
OPERATING ACTIVITIES
Net income	$2,969,423	$(868,721)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,309,035	1,457,762
Amortization	518,422	616,330
Amortization of operating lease right-of-use assets	4,200,455	—
Deferred income taxes	359,000	(411,000)
Loss (gain) on disposals	(73,086)	751,496
Changes in operating assets and liabilities:
Loans receivable	426,596	198,149
Accounts receivable	(259,146)	(158,237)
Inventory	(411,322)	225,819
Prepaid expenses and other assets	28,833	292,241
Operating lease liabilities	(4,675,738)	—
Accounts payable and accrued expenses	(3,335,321)	(19,935,308)
Deferred revenue and other current liabilities	(325,811)	(560,848)
Net cash and cash equivalents provided by (used in) operating activities	731,340	(18,392,317)

INVESTING ACTIVITIES
Purchases of investments	(23,728,805)	(27,614,974)
Proceeds from held-to-maturity investments	30,965,130	36,961,012
Purchases of property and equipment	(544,864)	(720,067)
Acquisition of stores, net of cash acquired	(164,400)	(76,707)
Advances on note receivable, net	(578,948)	—
Proceeds from installment sale receivable	—	185,963
Proceeds from the disposal of operating assets	1,195,000	10,000
Net cash and cash equivalents provided by investing activities	7,143,113	8,745,227

FINANCING ACTIVITIES
Payments on notes payable – short-term, net	—	(51,992)
Payments on notes payable – long-term	(54,226)	—
Common stock redemption	(159,221)	(9,697)
Payments on finance leases	(37,275)	(35,130)
Payments of dividends to noncontrolling interests	(936,600)	(601,200)
Payments of dividends	(1,407,780)	(1,408,650)
Net cash and cash equivalents used in financing activities	(2,595,102)	(2,106,669)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,279,351	(11,753,759)

CASH AND CASH EQUIVALENTS
Beginning of period	16,724,983	21,295,819
End of period	$22,004,334	$9,542,060

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$576,638	$19,151,512
Interest paid	$69,246	$103,025
Noncash investing and financing activities:
Assets received in acquisition (See Note 13)	$1,738,546	$—
Liabilities assumed in acquisition (See Note 13)	$1,369,024	$—
Note payable assumed in acquisition (See Note 13)	$347,918	$—
Noncontrolling interest contribution to subsidiary (See Note 13)	$17,446	$—
Right-of-use assets obtained in exchange for operating lease obligation – other transactions	$244,077	$—

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

●	Cellular Retail

o	PQH Wireless, Inc. (PQH) (100%) – operates 194 cellular retail stores as of September 30, 2019 (110 100% owned plus 84 through majority owned subsidiaries), as an exclusive dealer of the Cricket Wireless brand.

●	Direct to Consumer

o	J & P Park Acquisitions, Inc. (JPPA) (100%) – an online and direct marketing distribution retailer of 1) live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins, and Wayside Gardens brand names and 2) home improvement and restoration products operating under the Van Dyke’s Restorers brand, as well as a seed wholesaler under the Park Wholesale brand.

o	J & P Real Estate, LLC (JPRE) (100%) – owns real estate utilized as JPPA’s distribution and warehouse facility and the corporate offices of JPPA.

●	Consumer Finance

o	Wyoming Financial Lenders, Inc. (WFL) (100%) – owns and operates 38 “payday” stores in six states (Iowa, Kansas, Nebraska, North Dakota, Wisconsin and Wyoming) as of September 30, 2019 providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

o	Express Pawn, Inc. (EPI) (100%) – owns and operates retail pawn stores (three as of September 30, 2019) in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of merchandise obtained from forfeited pawn loans or purchased from customers.

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

Reclassifications

Certain Statement of Cash Flows reclassifications have been made in the presentation of our prior financial statements to conform to the presentation as of and for the nine months ended September 30, 2019.

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies – continued

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

Concentrations

The Company has demand deposits at financial institutions, often times in excess of the limit for insurance by the Federal Deposit Insurance Corporation. As of September 30, 2019, the Company had demand deposits in excess of insurance amounts of approximately $3.93 million.

3.	Cash Equivalents and Marketable Investments –

The following table shows the Company’s cash and cash equivalents and held-to-maturity investments, by significant investment category, recorded as cash and cash equivalents or short- and long-term investments:

	September 30, 2019	December 31, 2018
Cash and cash equivalents
Operating accounts	$7,733,121	$10,901,929
U.S. treasuries	13,344,202	3,014,478
Money markets	927,011	2,808,576
Subtotal	22,004,334	16,724,983

Held-to-maturity investments
Certificates of deposit	12,007,686	12,711,069
U.S. treasuries	4,150,737	10,683,679
Subtotal	16,158,423	23,394,748

TOTAL	$38,162,757	$40,119,731

As of September 30, 2019 and December 31, 2018, held to maturity investments consisted of the following:

September 30, 2019
	Cost	Accrued Interest	Amortized Discount	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Certificates of Deposit	$11,929,316	$78,370	$—	$12,007,686	$(76,713)	$11,930,973
U.S. Treasuries	4,121,672	—	29,065	4,150,737	3,736	4,154,473
	$16,050,988	$78,370	$29,065	$16,158,423	$(72,977)	$16,085,446

December 31, 2018
	Cost	Accrued Interest	Amortized Discount	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Certificates of Deposit	$12,670,000	$41,069	$—	$12,711,069	$(68,087)	$12,642,982
U.S. Treasuries	10,564,160	25,707	93,812	10,683,679	(30,229)	10,653,450
	$23,234,160	$66,776	$93,812	$23,394,748	$(98,316)	$23,296,432

Interest income recognized on held-to-maturity investments and other sources was as follows:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Held-to-maturity	$112,158	$121,906	$412,855	$364,454
Other	86,659	31,833	161,481	100,971
	$198,817	$153,739	$574,336	$465,425

The Company deposited in aggregate $1.75 million of cash across seven different accounts at a financial institution as an accommodation to its majority stockholder, who has other business relationships with the financial institution. The funds in these accounts can be withdrawn at any time, do not serve as collateral in any way, and are held on market terms.

4.	Loans Receivable –

The Consumer Finance segment’s outstanding loans receivable aging is as follows:

September 30, 2019
	Payday	Installment	Pawn	Total
Current	$3,119,450	$73,391	$308,201	$3,501,042
1-30	241,197	15,192	—	256,389
31-60	155,545	7,091	—	162,636
61-90	129,094	2,638	—	131,732
91-120	92,491	1,085	—	93,576
121-150	73,018	294	—	73,312
151-180	68,559	—	—	68,559
	3,879,354	99,691	308,201	4,287,246
Less Allowance	(602,000)	—	—	(602,000)
	$3,277,354	$99,691	$308,201	$3,685,246

December 31, 2018
	Payday	Installment	Pawn	Total
Current	$3,314,182	$254,255	$321,447	$3,889,884
1-30	224,091	41,596	—	265,687
31-60	199,259	30,285	—	229,544
61-90	153,449	15,189	—	168,638
91-120	131,480	9,001	—	140,481
121-150	125,074	4,311	—	129,385
151-180	101,619	4,604	—	106,223
	4,249,154	359,241	321,447	4,929,842
Less Allowance	(770,000)	(48,000)	—	(818,000)
	$3,479,154	$311,241	$321,447	$4,111,842

5.	Loans Receivable Allowance –

A rollforward of the Consumer Finance segment’s loans receivable allowance is as follows:

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Loans receivable allowance, beginning of period	$818,000	$833,000
Provision for loan losses charged to expense	705,604	1,241,638
Write-offs, net	(921,604)	(1,256,638)
Loans receivable allowance, end of period	$602,000	$818,000

6.       Accounts Receivable –

A breakdown of accounts receivables by segment is as follows:

September 30, 2019
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$146,374	$622,321	$15,147	$783,842
Less allowance	—	(8,000)	—	(8,000)
Net accounts receivable	$146,374	$614,321	$15,147	$775,842

December 31, 2018
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$130,251	$372,076	$15,881	$518,208
Less allowance	—	(25,000)	—	(25,000)
Net accounts receivable	$130,251	$347,076	$15,881	$493,208

A portion of accounts receivable are unsettled credit card sales from the prior one to five business days. This makes up 76% and 57% of the net accounts receivable balance at September 30, 2019 and December 31, 2018, respectively.

7.	Inventory –

Inventories consist of:

	September 30, 2019	December 31, 2018
Finished Goods
Cellular Retail	$5,000,129	$5,456,898
Direct to Consumer	3,451,829	2,848,484
Consumer Finance	863,921	832,130
Reserve	(605,000)	(670,000)
TOTAL	$8,710,879	$8,467,512

As a result of changes in the market for certain Company products and the resulting deteriorating value, carrying amounts for those inventories were reduced by approximately $605,000 and $670,000 at September 30, 2019 and December 31, 2018, respectively. These inventory write-downs have been reflected in adjustments to cost of goods sold in the statement of operations. Management believes that these reductions properly reflect inventory at lower of cost or market, and no additional losses will be incurred upon disposition.

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

8.	Leases – continued

Due to the significant assumptions and judgements required in accounting for leases (to include whether a contract contains a lease, the allocation of the consideration, and the determination of the discount rate), the judgements and estimates made could have a significant effect on the amount of assets and liabilities recognized.

Total components of operating lease expense for the real property asset class (in thousands) were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense	$1,421	$4,190
Variable lease expense	633	2,008
Total lease expense	$2,054	$6,198

Other information related to operating leases as of September 30, 2019 was as follows:

Weighted average remaining lease term, in years	2.79

Weighted Average Discount Rate	5.9%

Future minimum lease payments under operating leases as of September 30, 2019 (in thousands) were as follows:

Operating Leases
Remainder of 2019	$1,504
2020	4,577
2021	2,876
2022	1,565
2023	681
Thereafter	315
Total future minimum lease payments	11,518
Less: imputed interest	(1,026)
Total	$10,492

Current portion operating lease liabilities	$4,620
Non-Current operating lease liabilities	5,872
Total	$10,492

As previously disclosed in our 2018 Form 10-K under the prior guidance of ASC 840, future minimum payments under operating lease agreements as of December 31, 2018 (in thousands) were as follows:

Year Ending December 31,	Operating Leases
2019	$5,896
2020	3,878
2021	2,259
2022	917
2023	290
Thereafter	33
Total minimum lease payments	$13,273

9.	Notes Payable –

	September 30, 2019	December 31, 2018
Subsidiary subordinated note payable to seller with monthly interest only payments at 6%, guaranteed by PQH, maturing August 5, 2022 when the principal balance is due.	$789,216	$789,216
Subsidiary note payable to a financial institution, with monthly principal and interest payments of $6,692, bearing interest at 5.5%, secured by substantially all assets of the subsidiary, and maturing January 4, 2024.	311,850	—
Total	1,101,066	789,216
Less current maturities	(64,531)	—
	$1,036,535	$789,216

The Company is party to a Credit Agreement with a financial institution entered into on April 22, 2016 and subject to subsequent amendments. The Credit Agreement provides the Company with a revolving line of credit facility in an aggregate amount up to $3,000,000, with a maturity date of April 21, 2020 and an acquisition loan facility in an aggregate amount of up to $9,000,000, with a maturity date of April 21, 2020. The revolver and the acquisition loan facility bear interest rate at a floating per annum rate equal to one-month LIBOR plus 3.50%, adjusted on a monthly basis. Funds advanced under the acquisition loan facility mature five years from the date of advance. At September 30, 2019, the entire $12,000,000 of credit was available under the credit facilities. See Note 16 for additional terms and conditions related to the Credit Agreement and Note 17 regarding the termination of the Credit Agreement.

10.	Income Taxes –

The provision for income taxes is 18.70% and 30.80% of income (loss) before the provision for income taxes for the nine month period ended September 30, 2019 and 2018, respectively. The significant difference in rate is the result of the impact of net income attributable to noncontrolling interests not being subjected to income tax at the corporate level. Rather the “passthrough” taxable income is taxed to the noncontrolling interests at an individual level.

11.	Cash Dividends –

Date Declared	Record Date	Dividend Per Share	Payment Date	Dividend Paid
February 12, 2019	March 1, 2019	$0.05	March 11, 2019	$469,434
May 2, 2019	May 23, 2019	$0.05	June 3, 2019	$469,434
August 1, 2019	August 23, 2019	$0.05	September 3, 2019	$468,912

12.	Revenue –

Revenue generated from contracts with customers and recognized per ASC 606 primarily consists of sales of merchandise and services at the point of sale and back-end compensation from Cricket Wireless. As an authorized dealer, we earn compensation from Cricket Wireless for activating new customers on the Cricket Wireless network, activating new devices for existing Cricket Wireless customers and upon an existing Cricket Wireless customer whom we originally activated on the Cricket Wireless GSM network making a continuing service payment (“CSP”). Revenue generated from short-term lending agreements and investments are recognized in accordance with ASC 825.

Total net sales of merchandise, which exclude sales taxes, are generally recorded as follows:

●	Cellular Retail – net sales reflects the transaction price at point of sale when payment is received and the customer takes control of the merchandise. The sale and activation of a wireless device also correlates to the recording of back-end compensation from Cricket Wireless. Sales returns are generally not material to our financial statements.

●	Direct to Consumer – net sales reflect the transaction price when product is shipped to customers, FOB shipping point, reduced by variable consideration. Shipping and handling fees when charged to customers are also included in total net sales. Variable consideration is comprised of estimated future returns and merchandise credits which are estimated based primarily on historical rates and sales levels.

●	Consumer Finance - net sales reflects the transaction price at point of sale when payment in full is received and the customer takes control of the merchandise. Sales returns are generally not material to our financial statements.

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

March 1, 2019 (in thousands)
Cash	$14
Receivables	272
Inventory	50
Property and equipment	596
Operating lease right-of-use asset	772
Other assets	48
Liabilities	(597)
Term note payable	(348)
Operating lease liabilities	(772)
Net equity	$35

14.	Other Operating Expense –

A breakout of other expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Bank fees	$353,064	$355,333	$1,397,631	$1,391,710
Collection costs	82,503	78,708	242,855	244,900
Insurance	178,414	187,877	545,056	591,506
Management and advisory fees	211,003	202,146	624,151	592,655
Professional and consulting fees	325,824	415,376	1,115,629	1,320,387
Supplies	170,387	165,978	453,198	553,468
Loss on disposal	66,685	633,320	77,883	1,280,085
Other	526,854	552,560	1,744,201	1,892,472
	$1,914,734	$2,591,298	$6,200,604	$7,867,183

15.	Segment Information –

Segment information related to the three and nine month periods ended September 30, 2019 and 2018 (in thousands) is as follows:

Three Months Ended September 30, 2019
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$16,969	$4,925	$420	$—	$22,314
Financing fees and interest income	$—	$—	$2,203	$—	$2,203
Total revenues	$16,969	$4,925	$2,623	$—	$24,517
Net income (loss)	$690	$(610)	$279	$(69)	$290
Expenditures for segmented assets	$185	$149	$—	$—	$334

Three Months Ended September 30, 2018
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$16,704	$4,920	$413	$—	$22,037
Financing fees and interest income	$—	$—	$2,323	$—	$2,323
Total revenues	$16,704	$4,920	$2,736	$—	$24,360
Net income (loss)	$(133)	$(982)	$281	$(150)	$(984)
Expenditures for segmented assets	$148	$15	$8	$—	$171

Nine Months Ended September 30, 2019
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$49,753	$27,339	$1,236	$—	$78,328
Financing fees and interest income	$—	$—	$6,304	$—	$6,304
Total revenues	$49,753	$27,339	$7,540	$—	$84,632
Net income (loss)	$1,702	$733	$741	$(207)	$2,969
Total segmented assets	$30,779	$12,976	$8,817	$35,761	$88,333
Expenditures for segmented assets	$507	$216	$—	$—	$723

Nine Months Ended September 30, 2018
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$49,415	$27,310	$1,304	$—	$78,029
Financing fees and interest income	$—	$—	$6,570	$—	$6,570
Total revenues	$49,415	$27,310	$7,874	$—	$84,599
Net income (loss)	$(989)	$(128)	$832	$(584)	$(869)
Total segmented assets	$24,031	$13,098	$7,609	$35,624	$80,362
Expenditures for segmented assets	$375	$400	$22	$—	$797

16.	Commitments and Contingencies –

Employment Agreements

Pursuant to the Company’s numerous employment agreements, bonuses of approximately $180,000 and $497,000 were accrued for the three and nine month period ended September 30, 2019.

Credit Facility

The Company is party to a Credit Agreement with a financial institution. Certain Company subsidiaries are guarantors of the borrowings and obligations under the Credit Agreement. All borrowings under the Credit Agreement are secured by substantially all assets of WCR and the guarantor subsidiaries.

The Credit Agreement, as amended, requires WCR to meet a minimum liquidity covenant. Subject to certain exceptions, the Credit Agreement contains covenants limiting the Company’s ability to (or to permit the guarantor subsidiaries to) merge or consolidate with, or engage in a sale of substantially all assets to, any party, but WCR or any guarantor subsidiary generally may nonetheless merge with another party if (i) WCR or guarantor subsidiary is the entity surviving such merger, and (ii) immediately after giving effect to such merger, no default shall have occurred and be continuing under the Credit Agreement. Subject to certain exceptions, the Credit Agreement also contains covenants limiting WCR’s ability to (or to permit the guarantor subsidiaries to) create liens on assets, incur additional indebtedness, make certain types of investments, and pay dividends or make certain other types of restricted payments, but WCR may nonetheless pay dividends to its shareholders if (a) there are no outstanding loans or unpaid interest under the revolving credit facility, and (b) no default shall have occurred and be continuing under the Credit Agreement. Some covenant waivers were granted by the financial institution during the period ended September 30, 2018. See Note 17 regarding the termination of the Credit Agreement.

Assigned Leases

The Company’s Cellular Retail segment has transferred operations of 44 locations to other dealers. Minimum lease payments of assigned or assumed non-cancelable operating leases related to transferred locations in which a release has not been obtained from the lessor are approximately $2,592,000 as of September 30, 2019.

17.	Subsequent Events –

Dividend Declared

Our Board of Directors declared the following dividend:

Date Declared	Record Date	Dividend Per Share	Payment Date
October 31, 2019	November 15, 2019	$0.05	November 25, 2019

Entry into Definitive Agreements

On July 25, 2019, Summit, a 51% owned indirect subsidiary of the Company, entered into a joint venture agreement with another Cricket Wireless authorized dealer. Pursuant to the agreement, Summit will contribute $500,000 for a 100% ownership interest in the newly formed subsidiary Smart Acquisition, LLC (“Smart”), followed by dealer contributing substantially all its assets, including 21 Cricket Wireless retail locations, and specified liabilities in exchange for $500,000 and a 25% ownership interest in Smart. Upon completion of the transaction Summit will have a 75% ownership interest in Smart. The Company closed on the transaction on October 3, 2019.

On August 9, 2019, Summit, a 51% owned indirect subsidiary of the Company, entered into a joint venture agreement with another Cricket Wireless authorized dealer. Pursuant to the agreement, Summit will contribute $900,000 for a 100% ownership interest in the newly formed subsidiary Linked Investment, LLC (“Linked”), followed by dealer contributing substantially all its assets, including 14 Cricket Wireless retail locations, and specified liabilities in exchange for $100,000 and a 25% ownership interest in Linked. Upon completion of the transaction Summit will have a 75% ownership interest in Linked. The Company closed on the transaction on October 24, 2019.

As a result of PQH providing more than its pro-rata share of the funding for the Smart and Linked transactions, PQH ownership in Summit was increased from 51% to 60% after the two transactions closed.

Termination of Credit Facility

The Company, as more fully described in Note 9 was party to a Credit Agreement with a financial institution entered into on April 22, 2016 and subject to subsequent amendments. The Credit Agreement provided the Company with a revolving line of credit facility in an aggregate amount up to $3,000,000, with a maturity date of April 21, 2020 and an acquisition loan facility in an aggregate amount of up to $9,000,000, with a maturity date of April 21, 2020. The Company terminated the credit agreement on October 8, 2019.

We evaluated all events or transactions that occurred after September 30, 2019 up through the date we issued these financial statements. During this period we did not have any other material subsequent events that impacted our financial statements.

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

Specific factors that might cause actual results to differ from our expectations embodied in our forward-looking statements, or that might affect the value of the common stock, include but are not limited to:

●	the seasonal nature of the products sold in our Direct to Consumer segment - a significant portion of pre-tax net income contributed by the segment is earned during the months of March through May and December, consequently the third quarter of each year typically results in a net loss;

●	the seasonal nature of our Cellular Retail segment - operations are influenced by seasonal effects related to traditional retail selling periods, consequently we generally expect sales activity to be highest in the first quarter due to the timing of federal income tax refunds being issued and the fourth quarter due to holiday sales;

●	the success of new stores in the Cellular Retail segment;

●	changes in federal, state or local laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations;

●	litigation and regulatory actions directed toward us or the industries in which we operate, particularly in certain key states or nationally;

●	our need for additional financing;

●	changes in our authorization to be a dealer for Cricket Wireless;

●	changes in Cricket dealer compensation;

●	lack in advertising support and sales promotions from Cricket Wireless in the markets we operate;

●	free shipping pressure on our Direct to Consumer segment;

●	failure of or disruption caused by a significant vendor;

●	outside factors that affect our ability to obtain product and fulfill orders;

●	our ability to successfully operate or integrate recent or future business acquisitions; and

●	unpredictability or uncertainty in financing markets which could impair our ability to grow our business through acquisitions.

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

See Note 4, “Loans Receivable,” and Note 5, “Loans Receivable Allowance,” of the notes to our consolidated financial statements included in this report for our outstanding loans receivable aging and loans receivable allowance rollforward as of and for the nine months ended September 30, 2019 and the year ended December 31, 2018.

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

Due to the significant assumptions and judgements required in accounting for leases (to include whether a contract contains a lease, whether and at what point the period covered by an option to extend a lease is reasonable certain to be exercised, the allocation of the consideration, and the determination of the discount rate), the judgements and estimates made could have a significant effect on the amount of assets and liabilities recognized.

Results of Operations – Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Net loss attributable to our common shareholders was $(0.05) million, or $(0.01) per share (basic and diluted), for the quarter ended September 30, 2019, compared to net loss of $(1.17) million, or $(0.12) per share (basic and diluted), for the quarter ended September 30, 2018.

We expect segment operating results and earnings per share to change throughout 2019 due, at least in part, to the seasonality of the Direct to Consumer and Cellular Retail segments and potential mergers and acquisitions activity.

Following is a discussion of operating results by segment.

The following table provides revenues and net income attributable to WCR common shareholders for the quarters ended September 30, 2019 and September 30, 2018 (in thousands).

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Three Months Ended September 30, 2019
Revenue	$16,969	$4,925	$2,623	$—	$24,517
% of total revenue	69.2%	20.1%	10.7%	—%	100.0%
Net income (loss)	$690	$(610)	$279	$(69)	$290
Net income attributable to noncontrolling interests	$340	$—	$—	$—	$340
Net income (loss) attributable to WCR common shareholders	$350	$(610)	$279	$(69)	$(50)

Three Months Ended September 30, 2018
Revenue	$16,704	$4,920	$2,736	$—	$24,360
% of total revenue	68.6%	20.2%	11.2%	—%	100.0%
Net income (loss)	$(133)	$(982)	$281	$(150)	$(984)
Net income attributable to noncontrolling interests	$189	$—	$—	$—	$189
Net income (loss) attributable to WCR common shareholders	$(322)	$(982)	$281	$(150)	$(1,173)

Cellular Retail

A summary table of the number of Cricket Wireless retail stores we operated during the three months ended September 30, 2019 and September 30, 2018 follows:

	2019	2018
Beginning	201	225
Acquired/ Launched	2	1
Closed/Transferred	(9)	(20)
Ending	194	206

Period over period, net income (loss) attributable to shareholders increased from a loss of $(0.32) million in the comparable prior year quarter to a positive $0.35 million in the current quarter. Nonrecurring expense of store closings in the comparable prior year period amounted to approximately $742,000 compared to approximately $67,000 in the current period.

Direct to Consumer

The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual revenue and net income in the months of March through May and December due to the seasonal products it sells. For the current quarter, the Direct to Consumer segment had net loss of $(0.61) million compared to net loss of $(0.98) million for the comparable prior year period. Revenues for the three month period ended September 30, 2019 were $4.93 million compared to $4.92 million for the comparable period in 2018.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the quarters ended September 30, 2019 and September 30, 2018 follows:

	2019	2018
Beginning	39	41
Acquired/ Launched	—	—
Closed	—	—
Ending	39	41

Our Consumer Finance segment revenues decreased $0.11 million, or 4.12%, for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018. This segment and the industry continues to experience declines in loan and check cashing activity. The decline in volume is having a direct impact on operating results. Our net income decreased 0.71% period over period.

Corporate

Net expenses related to our Corporate segment were $0.07 million for the quarter ended September 30, 2019 compared to net expenses of $0.15 million for the quarter ended September 30, 2018. The period over period difference is due to a combination of lower net corporate overhead expense and an increase in investment income.

Results of Operations – Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net income attributable to our common shareholders was $2.13 million, or $0.23 per share (basic and diluted), for the nine months ended September 30, 2019, compared to net loss of $(1.43) million, or $(0.15) per share (basic and diluted), for the nine months ended September 30, 2018.

We expect segment operating results and earnings per share to change throughout 2019 due, at least in part, to the seasonality of the Direct to Consumer and Cellular Retail segments and potential mergers and acquisitions activity.

Following is a discussion of operating results by segment.

The following table provides revenues and net income attributable to WCR common shareholders by continuing operating segment for the nine month periods ended September 30, 2019 and September 30, 2018 (in thousands).

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Nine Months Ended September 30, 2019
Revenue	$49,753	$27,339	$7,540	$—	$84,632
% of total revenue	58.8%	32.3%	8.9%	—%	100.0%
Net income (loss)	$1,702	$733	$741	$(207)	$2,969
Net income attributable to noncontrolling interests	$837	$—	$—	$—	$837
Net income attributable to WCR common shareholders	$865	$733	$741	$(207)	$2,132

Nine Months Ended September 30, 2018
Revenue	$49,415	$27,310	$7,874	$—	$84,599
% of total revenue	58.4%	32.3%	9.3%	—%	100.0%
Net income (loss)	$(989)	$(128)	$832	$(584)	$(869)
Net income attributable to noncontrolling interests	$561	$—	$—	$—	$561
Net income (loss) attributable to WCR common shareholders	$(1,550)	$(128)	$832	$(584)	$(1,430)

Cellular Retail

A summary table of the number of Cricket Wireless retail stores we operated during the nine months ended September 30, 2019 and 2018 follows:

	2019	2018
Beginning	205	278
Acquired/ Launched	33	2
Closed/Transferred	(44)	(74)
Ending	194	206

The strategic initiative that began in 2017 to shed underperforming locations and to consolidate within markets is allowing us to more effectively focus our efforts on a better mix of stores. These actions have resulted in a $2.69 million increase in net income applicable to our shareholders from the net loss in the comparable prior year-to-date period. Excluding nonrecurring expense of store closings in the comparable prior year period of approximately $1.51 million and approximately $0.08 million in the current period, the period over period increase to net income is $1.26 million.

Direct to Consumer

The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual revenue and net income in the months of March through May and December due to the seasonal products it sells. For the nine months ended September 30, 2019, the Direct to Consumer segment had net income of $0.73 million compared to net loss of $(0.13) million for the comparable prior year period. Revenues for the nine month period ended September 30, 2019 were $27.34 million compared to $27.31 million for the comparable period in 2018. Cost reductions primarily for freight and shipping and advertising have contributed to the positive change in operating results.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the quarters ended September 30, 2019 and 2018 follows:

	2019	2018
Beginning	41	41
Acquired/ Launched	—	—
Closed	(2)	—
Ending	39	41

Our Consumer Finance segment revenues decreased $0.33 million, or 4.24%, for the nine month period ended September 30, 2019 compared to the nine month period ended September 30, 2018. This segment and the industry continues to experience declines in loan and check cashing activity. The decline in volume is having a direct impact on operating results. Our net income period over period decreased 10.94%.

Corporate

Net expenses related to our Corporate segment were $0.21 million for the nine month period ended September 30, 2019 compared to net expenses of $0.58 million for the comparable period ended September 30, 2018. The period over period difference is due to a combination of lower net corporate overhead expense and an increase in investment income.

Consolidated Income Tax Expense

Provision for income tax expense for continuing operations for the nine month period ended September 30, 2019 was $0.68 million compared to income tax benefit of $0.39 million for the nine month period ended September 30, 2018 for an effective rate of 18.7% and 30.8%, respectively. The significant difference in rate is the result of the impact of net income attributable to noncontrolling interests not being subjected to income tax at the corporate level. Rather, the “passthrough” taxable income is taxed to the noncontrolling interests at an individual level.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine Months Ended September 30,
	2019	2018
Cash flows provided (used) by:
Operating activities	$731,340	$(18,392,317)
Investing activities	7,143,113	8,745,227
Financing activities	(2,595,102)	(2,106,669)
Net decrease in cash and cash equivalents	5,279,351	(11,753,759)
Cash and cash equivalents, beginning of period	16,724,983	21,295,819
Cash and cash equivalents, end of period	$22,004,334	$9,542,060

At September 30, 2019, we had cash and cash equivalents of $22.00 million and highly liquid investments of $16.16 million compared to cash and cash equivalents of $9.54 million and highly liquid investments of $25.96 million on September 30, 2018. We believe that our available cash, combined with expected cash flows from operations and our held-to-maturity investments, will be sufficient to fund our liquidity and capital expenditure requirements through September of 2020. Our expected short-term uses of available cash include the funding of operating activities, the payment of dividends and use in acquisitions.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2019.

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

As of September 30, 2019, our Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

On January 1, 2019, we adopted ASC 842, Leases, which required us to makes changes to our policies, update our processes, and modify existing internal controls over financial reporting. Other than these changes to support the implementation of ASC 842, there were no other changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information about purchases of Western Capital Resources, Inc. common stock by us during the three months ended September 30, 2019.

Share Repurchases
Period Beginning	Period Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Board Approved Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
July 1, 2019	July 31, 2019	—	$—	—	$990,300
August 1, 2019	August 31, 2019	10,425	$3.75	10,425	$951,200
September 1, 2019	September 30, 2019	29,557	$4.05	29,557	$831,500
		39,982		39,982

(1)	On September 13, 2018, our Board of Directors authorized a share repurchase program under which we may repurchase up to $1 million of common stock, provided that the per share price of any purchase shall not exceed $5.00 per share. Repurchases may be made from time to time on the open market or through privately negotiated transactions.

Item 6. Exhibits

Exhibit	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Schema Document (filed herewith).

101.CAL	XBRL Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Definition Linkbase Document (filed herewith).

101.LAB	XBRL Label Linkbase Document (filed herewith).

101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2019	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Angel Donchev
Angel Donchev
Chief Financial Officer