Form 10-K
period 2019-12-31
WESTERN CAPITAL RESOURCES, INC.
filed 2020-03-30
CIK 1363958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒  Smaller reporting company ☒          Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of June 30, 2019 was approximately $11,057,000 based on the closing sales price of $3.75 per share as reported on the OTCQB.  As of March 30, 2020, there were 9,265,778 shares of our common stock, $0.0001 par value per share, outstanding.

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

Our “Cellular Retail” segment is comprised of an authorized Cricket Wireless dealer and involves the retail sale of cellular phones and accessories to consumers through our wholly owned subsidiary PQH Wireless, Inc. and its controlled but less than 100% owned subsidiaries.  Our “Direct to Consumer” segment consists of a wholly owned online and direct marketing distribution retailer of live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins and Wayside Gardens brand names and home improvement and restoration products operating as Van Dyke’s Restorers as well as a wholesaler under the Park Wholesale brand.  Our “Consumer Finance” segment consists of retail financial services conducted through our wholly owned subsidiaries Wyoming Financial Lenders, Inc. and Express Pawn, Inc.  Our investment holdings are included with WCR.  Throughout this report, we collectively refer to WCR and its consolidated subsidiaries as “we,” the “Company,” and “us.”

RECENT EVENTS

Cellular Retail Segment

During 2019 we made many strategic changes to our portfolio of Wireless Retail locations.  We completed three joint venture transactions with other Cricket Wireless authorized retailers acquiring a total of 61 locations, sold 43 locations to other authorized retailers and purchased, launched or closed several others.  In total in 2019, we added 69 locations and sold or closed 52 locations, ending the year operating 222 locations compared to 205 in operation at the beginning of the year.

Consumer Finance Segment

The payday lending industry continues to suffer from the perception and widespread belief that payday lenders are by their nature, predatory lenders.  Consumer advocacy groups in many states are activity seeking state law changes which would effectively end the viability of a payday loan business, including Nebraska where we generate approximately 30% of our payday lending revenue or approximately 2% of our consolidated revenue.  If these groups are successful in Nebraska, we will likely cease payday lending activities in Nebraska.

Release of Escrow Funds

In October 2019, we received $3,367,940, the scheduled release of the remaining 50% of the funds held in escrow relating to the 2017 sale of our Franchise segment, together with interest earned.

Common Stock Repurchases

During 2019, the Company repurchased 122,899 shares of its common Stock.  Repurchases were made in the open market and through privately negotiated transactions.

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

CELLULAR RETAIL SEGMENT

General Description

We operate cellular retail stores as an authorized Cricket Wireless retailer, selling cellular phones and accessories, activating Cricket Wireless customers on the Cricket network, providing ancillary services and accepting service payments from Cricket customers.  As an authorized Cricket Wireless dealer, we are only permitted to sell the Cricket line of no-contract cellular phones and service at our Cricket retail stores.

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

A summary table of the number of cellular retail stores we operated during the periods ended December 31, 2019 and 2018 follows:

	2019	2018
Beginning	205	278
Acquired / Launched / Managed	69	2
Closed	(52)	(75)
Ending	222	205

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

●	Cricket Wireless plan upgrades, such as Cricket International, individual country add-ons, Deezer (an independent music service on a no-contract basis), Cricket Protect and mobile hotspots; and

●	Cricket handsets and accessories.

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

Our Cricket store business also competes with other current or potential authorized Cricket Wireless dealers and direct-to-consumer sales through the Cricket Wireless website.  The authorization to sell Cricket products and services is granted by Cricket Wireless, LLC, a wholly owned subsidiary of AT&T.  Our ability to compete with other sellers of Cricket products and services will depend on the success with which we operate our stores and the attractiveness of their locations.

DIRECT TO CONSUMER SEGMENT

General Description

Our direct to consumer segment is a direct marketer of roses, plants, seeds, holiday gifts and home restoration products. The business is composed of: 1) a multi-channel retailer of garden and living gift products; 2) a wholesale seed business; and 3) a multi-channel retailer of home hardware and restoration products.  Our garden products brands are highly recognizable in the rose and garden space as both the Jackson & Perkins and Park Seed brands were founded more than 149 years ago.

Products and Services

Our direct to consumer segment sells product through catalogs and online under the following brands:

● Jackson & Perkins, approximately 150 years of history and is the most recognized brand of premium garden roses.  Jackson and Perkins is one of the largest direct to consumer retailers of bare root roses in the United States, selling over 150 active varieties of bare root roses, of which 87 varieties are patented by Jackson and Perkins.  In addition to bare root roses, we sell perennials, flower bulbs, outdoor living products as well as living holiday gifts plants.  Holiday gifts include fresh evergreen wreathes, live decorative Christmas trees and holiday amaryllis.

● Park Seed, over 150 years in the business and one of America’s oldest and largest direct to consumer seed retailers.  As a leader within the direct to consumer seed business, Park Seed sells over 2,500 premium vegetable and flower seed varieties, as well as various gardening supplies.  The wholesale seed business sells seeds, plants and other horticultural products in larger quantities to small-medium sized growers, nurseries and garden centers.  Plants and seeds sales are concentrated during the spring months.

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

We provide short-term consumer loans in amounts that typically range from $100 to $500 with the average loan amount, including fee, being approximately $432. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s post-dated personal check for the aggregate amount of the cash advance, plus a fee. The fee varies from state to state based on applicable regulations, and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed. To repay the cash advance loan, a customer may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection. Approximately 91% and 89% of our lending revenue (comprised of payday loan fees and installment and pawn loan interest and fees) in the Consumer Finance segment was derived from payday lending in 2019 and 2018, respectively.  Payday lending revenue made up approximately 76% and 74% of our total revenue (comprised of lending revenue, check cashing fees, pawn fees and miscellaneous other revenue) in the Consumer Finance segment in 2019 and 2018, respectively.

We currently offer short-term installment loans only in Wisconsin but also offered short-term installment loans in Colorado until February 2019. Approximately 3% and 6% of our total revenue in the Consumer Finance segment was derived from installment lending in 2019 and 2018, respectively. We provide our installment loan customers with cash in exchange for a promissory note with a maturity of generally six months. The fee and interest rate on installment loans vary based on applicable regulations.  Like cash advance or payday loans, installment loans are unsecured.

We operate three pawn stores in our Consumer Finance segment.  Our pawn stores provide collateralized non-recourse loans, commonly known as “pawn loans” with maturities of one to four months.  Allowable service charges vary by state and loan size. The loan amount varies depending on our valuation of each item pawned.  We generally lend from 30% to 55% of our estimate of the collateral’s resale value.  Customers have the option to redeem the pawned merchandise during the term or at maturity, or else forfeit the merchandise to us on maturity. At our pawn stores we sell merchandise that was acquired through either customer forfeiture of pawn collateral, second-hand merchandise purchased from customers or consigned to us, or new merchandise purchased from vendors.  Pawn store revenues made up approximately 17% of our total revenue in the Consumer Finance segment in 2019 and 2018.

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

In general, our lending process and standards are extraordinarily different from those used by banks.  To our knowledge, banks typically order and carefully review credit reports on all loans, engage in extensive underwriting analysis, and will typically make independent verification of earnings history through phone calls, reviews of tax returns and other processes.  As a result, we generally experience a higher default rate on our personal loans than banks do on their personal loans (see caption below, “Risks Associated with Our Loans—Default and Collection”).  At December 31, 2019, we had an aggregate (of all loan types) of approximately:

●	$3.70 million in current outstanding loan principal, fees and interest due to us; and

●

$0.83 million of late loans (customers’ repayment checks deposited and returned as NSF within the last 180 days or installment loan balances not past the final installment due date with one or more payments delinquent).

A summary table of the number of Consumer Finance locations operated during the periods ended December 31, 2019 and 2018 follows:

	2019	2018
Beginning	41	41
Acquired / Launched	—	—
Closed	(2)	—
Ending	39	41

The Fees We Charge

The fee we charge for a payday loan varies from state to state, based on applicable regulations, and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed.  We do not charge interest in connection with our payday loans but do charge interest and fees where allowable on our short-term installment loans made in Wisconsin.  If, however, we calculate the loan fees we charge as an annual percentage rate of interest (“APR”), such rate would range from 177% for a 31-day loan transacted in Kansas (on the low end) to approximately 536% for a 14-day loan in Wyoming (on the high end), with the actual average loan amount and average actual loan fees we charge involving an imputed annual percentage rate of approximately 439% and 198% for a 14-day and 31-day loan, respectively.  The term of a loan significantly affects the imputed APR of the fees we charge for our loans.  For instance, when a $15 fee is charged for a two-week loan of $100, the resulting APR is 391%.  When the same fee on $100 is charged for a four-week loan, the resulting APR is 195%.  Currently, we do not charge the maximum fee permitted in all of the states where we operate.  We do, however, charge a uniform fee for all transactions processed in any particular state that involve the same range of payday loan amounts and the same term.

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

We also offer pawn loans in Nebraska and Iowa.  Allowable service charges for pawn loans vary by state and loan size. Our pawn loans earn 20% per month for loans under $1,000 and our average pawn loan amount typically ranges between $10 and $250, although may range as high as $5,000.  The loan amount varies depending on our estimated value of each item pawned.

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

The above-described payday fees are the only fees we assess and collect from our customers for payday loans.  Nevertheless, we also charge a flat fee that ranges from $15 to $40 (depending on the state) for returned checks in the event that a post-dated check we attempt to cash as repayment for our loan is returned.

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

Historically, we collect approximately 60% of the amount of all returned checks, which results in approximately 2.56% of our total payday loan principal and fee volume being uncollectible.  In 2019, we generated approximately 126,000 payday loan transactions.

Industry Information

According to a December 2017 study by the Center for Financial Services Innovation (“2017 Financially Underserved Market Size Study”) consumers spent approximately $3.2 billion on fees for single payment loan products from storefront payday lenders in 2016, compared to $3.6 million in 2015.  This year over year decline continues a trend that is expected to continue going forward.  According to the Community Financial Services Association of America (“CFSA”) website, industry analysts estimate that 19 million U.S. households use short-term payday advances and estimate that there are 20,600 payday advance locations across the United States, which extend approximately $38.5 billion in short-term credit to households experiencing cash-flow shortfalls.  In addition to being a valuable source of credit for many consumers, the payday loan industry makes significant contributions to the U.S. and state economies employing more than 50,000 Americans who earn $2 billion in wages and generating more than $2.6 billion in federal, state, and local taxes.  Industry trends indicate that there will likely be a net decrease in total payday lending stores over the next few years due to store closings resulting from a combination of regulatory or legal changes, regulatory pressures, a slowdown in new store growth, and general economic conditions.

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

We do not believe the payday lending is predatory, nor do we believe that our loans are too costly for consumers if they are judiciously obtained.  In fact, we believe that bank overdraft fees by themselves are typically far more costly for consumers, and bouncing a check can often involve other negative consequences such as independent fees levied by the parties to whom a bad check is written, negative publicity, etc.  In this regard, the FDIC released a November 2008 report called “Study of Bank Overdraft Programs.”  The report indicates that the average amount obtained when bank customers overdraw their accounts is $60, and the average overdraft fee charged by the bank is $27.  This equates to an APR of 1,173% and 587% for a two-week and four-week $60 bank “loan,” respectively.  In sum, we believe that many of the bad perceptions about our industry are fueled primarily by:

●	the effects of our loans on consumers who do not judiciously obtain payday loans;

●	a lack of genuine understanding about the choices faced by low and middle-income people facing a critical cash shortage; and

●	anti-payday lending lobbying campaigns, often funded by traditional financial institutions such as banks and credit unions that would economically benefit from the elimination of payday lending.

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

Effect of General Economic Conditions on our Consumer Finance Segment

Our business has experienced fluctuating changes in our provision for loan losses in recent years.  For example, our provision for loan losses as a percentage of payday, installment and pawn loan revenue was 11.5%, 13.9%, and 12.3% in 2019, 2018, and 2017, respectively.  We are uncertain how the current economic conditions will affect demand for our services or our loan losses after 2019.

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

After several years of research, debate, and public hearings, in October 2017 the CFPB issued new rules for payday lending.  The proposed rules, originally scheduled to go into effect in August 2019, would impose significant restrictions on the industry, and it is expected that a large number of lenders would be forced to close their stores.  The CFPB’s studies projected a reduction in the number of lenders by 50%, while industry studies forecast a much higher attrition rate.  Included in the new rules are requirements for vetting borrowers (i.e., obtaining a credit report and performing basic underwriting procedures), limits on the number of loans a consumer could obtain in a 12-month period, limiting to two the number of times a consumer’s check may be presented to the consumer’s bank for payment, and provisions requiring paydowns by the consumer on successive loans.  However, in January 2018, the CFPB issued a statement that it intends to “reconsider” the regulation.  The most current information from the CFPB website states the proposals it is considering includes rescinding the mandatory underwriting provisions contained in the rule and to delay the August 19, 2019 compliance date for the other provisions to November 19, 2020.  At this time it is uncertain whether the rule will be implemented as announced, rewritten with more favorable terms for the industry, or thrown out altogether.  If the rule is implemented as written, it could have a significant and negative impact on business conducted within our Consumer Finance segment.

In addition, our Consumer Finance segment activities are subject to the following federal consumer laws, regulations and CFPB guidance:

●	Unfair, Deceptive or Abusive Acts or Practices (“UDAAP”)

●	Fair Debt Collections Practice Act (“FDCPA”)

●	Consumer Complaint Management

●	Electronic Fund Transfer Act (“EFTA”) (Reg. E)

●	Fair Credit Reporting Act (“FCRA”)

●	Service Members Civil Relief Act

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

EMPLOYEES

At December 31, 2019, we had approximately 980 employees.  We believe our relationship with our employees is good, and we have not suffered any work stoppages or labor disputes.  We do not have any employees that operate under collective-bargaining agreements.

CORPORATE INFORMATION

Our principal offices are located at 11550 “I” Street, Suite 150, Omaha, Nebraska 68137, our telephone number at that office is (402) 551-8888 and our internet website is https://www.westerncapitalresources.com.

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

Our long-term growth strategy includes acquisitions. We may not successfully execute this strategy.  An acquisition strategy includes numerous risks, including, among others, the risk that our financial projections relating to our acquisitions may turn out to be incorrect and our investment may fail to positively impact our results and growth as anticipated (and may in fact negatively impact our results), the risk of unexpected or unidentified issues not discovered in the due diligence process which could harm our financial condition, risks related to our ability to successfully integrate an acquisition target into the Company, and the need for substantial additional capital which may result in dilution to our shareholders.

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

Our controlling shareholders, WCR, LLC and BC Alpha Holdings I, LLC, which are under common control (see Item 12), had beneficial ownership of approximately 60.42% of our common stock as of March 20, 2020.  As a result, the controlling shareholders have the ability to outright control our affairs through the election and removal of our entire Board of Directors and all other matters requiring shareholder approval, including a future merger or consolidation of the Company, or a sale of all or substantially all of our assets.  This concentrated control limits the Company’s public float and could discourage others from initiating any such potential merger, consolidation or sale or other change-of-control transaction that may otherwise be beneficial to our shareholders.  Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

We are subject to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus that recently originated in China.

We are exposed to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus that recently originated in China (COVID-19). COVID-19 may have an adverse impact on our operations, supply chains and distribution systems and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. Due to these impacts and measures, we may experience significant and unpredictable reductions or increases in demand for certain of our products and services. In addition to existing travel restrictions, the United States, states or municipalities may impose prolonged quarantines or further restrict travel, which may significantly impact the ability of our employees to get to their places of work, or may significantly hamper our products from moving through the supply and distribution chains. As a result, given the rapid and evolving nature of the virus, COVID-19 could negatively affect our sales, and it is uncertain how COVID-19 will affect our operations generally if these impacts persist or exacerbate over an extended period of time. Any of these impacts could have a material adverse effect on our business, financial condition and results of operations.

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

In general, there has been minimal trading volume in our common stock.  During 2019, the average daily trading volume  was under 1,500 shares.  The small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose.  Furthermore, small trading volumes are generally understood to depress market prices.  As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

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

As of December 31, 2019, 10.7% of our assets consisted of goodwill and other intangible assets. Under generally accepted accounting principles, the carrying value of goodwill is subject to periodic review and testing to determine if it is impaired.  The value of our assets will depend on market conditions, regulatory environment, the availability of buyers and similar factors. While the value of these assets is based on management projections and assumptions and is determined by using the discounted cash flow method for purposes of our impairment testing, those values may differ from what could ultimately be realized by us in a sales transaction or otherwise and that difference, while not affecting cash flow, could have a material adverse impact on our operating results and financial position.

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

In the states, there are nearly always bills pending to alter the current laws governing payday lending.  There is also a current trend for consumer activist groups to seek law changes through a ballot initiative.  Any of these bills or ballot initiatives, or future proposed legislation or regulations prohibiting payday loans or making them less profitable, could be passed in any state at any time, or existing laws permitting payday lending could expire. From time to time legislation banning payday loans has been introduced in Nebraska but has not been passed into law and there is currently an active ballot initiative in Nebraska to include on the 2020 ballot an initiated state statute capping annual interest on payday lenders to 36%. Since we derive a significant percentage of our payday revenues in Nebraska, the passage of any such legislation in Nebraska would have a highly material and negative effect on our consumer finance business.

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

In sum, the passage of federal or state laws and regulations that govern or otherwise affect lending, or changes in interpretations of them, could, at any point, result in our curtailment or cessation of operations in certain or all jurisdictions or locations essentially prohibiting us from conducting our lending business in its current form.  Any such legal or regulatory change would certainly have a material and adverse effect on us, our operating results, financial condition and prospects, and perhaps even our viability.  Furthermore, any failure to comply with any applicable federal, state or local laws or regulations could result in fines, litigation, closure of one or more store locations and negative publicity.

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

We face significant competition in our Cellular Retail segment. We compete with the four national wireless service providers (AT&T, Sprint, T-Mobile and Verizon Wireless) as well as other smaller brands or carriers such as U.S. Cellular, Boost Mobile and Metro by T-Mobile and with many mobile virtual network operators (“MVNOs”) such as Walmart’s Straight Talk and Family Mobile plans. We also compete with government-financed “lifeline assurance” programs that offer free or reduced-cost cellular services to individuals and families receiving many types of public assistance.  Our ability to compete effectively will depend on, among other things, the pricing of cellular services and equipment, the quality of our customer service, the reach and quality of our sales and distribution channels and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industry, including new technologies and business models, changes in consumer preferences, demographic trends and economic conditions.

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

The abundance of free shipping offers from Amazon.com and other online retailers is putting pressure on our Direct to Consumer segment shipping revenues, currently representing 15% of Direct to Consumer revenues.  If market forces lead to the elimination of this revenue stream, it may be difficult for the Direct to Consumer segment to make up that lost revenue.

General economic conditions affect our loan losses, and accordingly, our results of operations could be adversely affected by a general economic slowdown or other negative economic conditions such as high unemployment.

Provision for loan losses, net of recoveries, is one of our largest Consumer Finance segment operating expenses, constituting approximately 11% of our loan fee revenues for the year ended December 31, 2019, with payday loan losses comprising most of the losses.  Any changes in economic factors that adversely affect our customers, such as an economic downturn or high unemployment, could result in higher loan loss experiences than anticipated, which could in turn adversely affect our loan charge-offs and operating results.

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

We currently provide payday or installment lending services in six states.  For the year ended December 31, 2019, Consumer Finance revenues from our locations in Nebraska represented approximately 35.4% of our total Consumer Finance segment revenues.  For the foreseeable future, we expect that a material portion of our Consumer Finance revenues will continue to be generated in Nebraska.  In addition, for the year ended December 31, 2019, Consumer Finance revenues from our North Dakota, Iowa and Wyoming stores represented approximately 25.3%, 16.4% and 14.5% of our total Consumer Finance revenues, respectively.  Changes to prevailing economic, demographic, competitive, regulatory or any other conditions, including the legislative, regulatory or litigation risks mentioned above, in the markets in which we operate, and in Nebraska in particular, could lead to a reduction in demand for our services and result in a decline in our revenues or an increase in our provision for doubtful accounts, or even an outright legal prohibition on the conduct of our business.  In this regard, we are aware of pending legislation in Nebraska that is aimed at eliminating payday lending in that state and permitting short-term loans in the nature of installment loans and of a ballot initiative capping annual interest on payday lenders to 36%.  Any of these outcomes could in turn result in a material and swift deterioration of our Consumer Finance segment financial condition principally by impairing its revenues and affecting its ability to obtain financing and operating liquidity, its operating results and its business prospects.

If estimates of our loan losses are not adequate to absorb actual losses, our financial condition and results of operations may be adversely affected.

We maintain an allowance for loan losses at levels to cover the estimated incurred losses in the collection of our payday and installment loan portfolios outstanding at the end of each applicable period.  At the end of each period, management considers recent collection history to develop expected loss rates, which are used to establish the allowance for loan losses.  Our allowance for loan losses was $0.67 million on December 31, 2019.  Our allowance for loan losses is an estimate, and if actual loan losses are materially greater than our allowance for losses, our financial condition and results of operations could be adversely affected.

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

In our Direct to Consumer segment we have year-to-year agreements with third party wholesale growers that could be impacted by changes in their business operations, including, but not limited to plant disease, financial difficulties, labor disruptions, land lease issues and water supplies.  Although J&P Park Acquisition, Inc. ("JPPA") has taken steps to purchase from multiple vendors and identify alternate sources of supply, the long lead time involved in growing operations could mean the Company might not be able to obtain certain crops at certain times.  Certain of the Company’s growers also compete with the Company through their own direct-to-consumer selling operations.  Additionally, the recent COVID-19 virus has caused some imported products to be delayed.  There could be further disruptions, whether caused by the third party wholesaler, pandemic, weather or other environmental or climate influences that could limit the supply of product we rely upon to fulfill orders.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

None.

ITEM 2    PROPERTIES

Our headquarters is in Omaha, Nebraska.  We lease a 12,420-square-foot space which is used as our corporate headquarters as well as headquarters for our Cellular Retail and Consumer Finance segments, with additional space available, which is sufficient for our projected near-term future growth.  Our monthly lease amount is currently $13,943 and the lease expires on January 31, 2025.  The corporate phone number is (402) 551-8888.

Our Direct to Consumer segment, acquired on July 1, 2015, owns a 100-acre property with a 382,790 square foot facility in Greenwood, South Carolina.  This facility is utilized as JPPA distribution and warehouse facility and corporate offices.  The real estate is not encumbered as of December 31, 2019.

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

PART II

ITEM 5    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

Our common stock is listed for trading under the symbol “WCRS” on the “OTCQB,” which is the OTC Markets’ middle-tier over-the-counter quotation platform.  The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc., located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

HOLDERS

As of the date of this report, we had 9,265,778 shares of common stock outstanding held by approximately 250 holders of record.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information about purchases of Western Capital Resources, Inc. common stock by us during the three months ended December 31, 2019.

Share Repurchases
Period Beginning	Period Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Board Approved Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
October 1, 2019	October 31, 2019	—	$—	—	$831,500
November 1, 2019	November 30, 2019	22,100	4.15	22,100	739,700
December 1, 2019	December 31, 2019	60,817	4.32	60,817	476,900
		82,917	$—	82,917

(1)

On September 13, 2018, our Board of Directors authorized a share repurchase program under which we may repurchase up to $1 million of common stock. Repurchases may be made from time to time on the open market or through privately negotiated transactions.

In March 2020, our Board of Directors amended the repurchase program, increasing the amount of share repurchases authorized from $1 million to $2 million.

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

OVERVIEW

Our growth focus in 2016 and 2017 was in the Cellular Retail segment.  We began 2016 operating 99 Cricket retail locations and by the end of 2017 we were operating 278.  The growth came from a combination of launching new locations and acquiring existing stores from other Cricket dealers.  Many of the locations did not develop as anticipated; therefore, by transferring some stores to other authorized Cricket dealers while closing other retail locations we reduced the number of retail stores operated within our Cellular Retail segment to 205 during fiscal year 2018.  This strategy continued throughout 2019, when we added 69 locations, primarily through joint ventures, and shed 52 locations in sales or closures.  At the end of 2019 our Cellular Retail segment operated 222 locations.  We believe these maneuvers will play a significant role in further developing the profitability of the Cellular Retail segment.  As the industry undergoes changes, we are continually reviewing opportunities to take strategic action.

RESULTS OF OPERATIONS:

YEAR ENDED DECEMBER 31, 2019 COMPARED TO YEAR ENDED DECEMBER 31, 2018

Net income (loss) attributable to our common shareholders was $2.32 million, or $0.25 per share, in 2019 compared to ($2.24) million, or ($0.24) per share, in 2018.  Both the Cellular Retail and Direct to Consumer segments experienced losses in 2018 and returned to profitability in 2019.  Revenues increased from $114 million in 2018 to $117 million in 2019, with the Cellular Retail segment being the contributor to the increase.

The following table provides year-over-year revenues and net income attributable to WCR common shareholders by operating segment (in thousands):

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Year Ended December 31, 2019
Revenue from external customers	$68,682	$38,024	$1,696	$—	$108,402
Fee and interest income	$—	$—	$8,513	$—	$8,513
Total revenue	$68,682	$38,024	$10,209	$—	$116,915
% of total revenue	58.8%	32.5%	8.7%	0.0%	100.0%
Net income (loss)	$2,502	$588	$1,066	$(700)	$3,456
Net income (loss) attributable to noncontrolling interests	$1,135	$—	$—	$—	$1,135
Net income (loss) attributable to WCR common shareholders	$1,366	$588	$1,066	$(700)	$2,320

Year Ended December 31, 2018
Revenue from external customers	$65,096	$38,433	$1,813	$—	$105,342
Fee and interest income	$—	$—	$8,923	$—	$8,923
Total revenue	$65,096	$38,433	$10,736	$—	$114,265
% of total revenue	57.0%	33.6%	9.4%	—%	100.0%
Net income (loss)	$(1,272)	$(481)	$1,117	$(885)	$(1,521)
Net income (loss) attributable to noncontrolling interests	$720	$—	$—	$—	$720
Net income (loss) attributable to WCR common shareholders	$(1,992)	$(481)	$1,117	$(885)	$(2,241)

Cellular Retail

The following table summarizes our Cellular Retail segment operating results:

	Year Ended December 31, (in thousands)		2019 % of	2018 % of
	2019	2018	Revenues	Revenues
Revenues:
Retail sales and associated fees	$52,377	$49,013	76.3%	75.3%
Other revenue	16,305	16,083	23.7%	24.7%
	68,682	65,096	100.0%	100.0%
Cost of revenues	28,863	25,747	42.0%	39.6%
Gross profit	39,819	39,349	58.0%	60.4%

Salaries, wages and benefits expense	21,360	22,033	31.1%	33.8%
Occupancy expense	8,929	10,286	13.0%	15.8%
Depreciation and amortization expense	1,960	2,121	2.9%	3.3%
Interest expense	62	47	0.1%	0.1%
Other expense	4,516	6,707	6.6%	10.3%
Provision for income taxes	490	(573)	0.7%	(0.9)%
	37,317	40,621	54.4%	62.4%
Net (loss) income	$2,502	$(1,272)	3.6%	(2.0)%

Segment contribution to net income (loss) before noncontrolling interests was $2.50 million in 2019 compared to ($1.27) million in 2018.  Many of our 2016 and 2017 growth initiative store launches did not meet sales growth expectations resulting in store operating losses and costs of closures being a drag on operating results in 2018. Expense to close or transfer stores to other dealers, including losses on disposal of fixed assets, was in excess of $1.70 million in 2018, and is included above in other expense.

Direct to Consumer

The following table summarizes our actual Direct to Consumer segment operating results:

	Year Ended December 31, (in thousands)		2019 % of	2018 % of
	2019	2018	Revenues	Revenues
Revenues	$38,024	$38,433	100.0%	100.0%
Cost of revenues	19,800	20,936	52.1%	54.5%
Gross profit	18,224	17,497	47.9%	45.5%

Salaries, wages and benefits expense	6,474	6,297	17.0%	16.4%
Occupancy expense	531	549	1.4%	1.4%
Depreciation and amortization expense	513	512	1.4%	1.3%
Interest expense	2	5	—%	—%
Other expense	9,941	10,751	26.1%	28.0%
Provision for income taxes	175	(136)	0.5%	(0.4)%
	17,636	17,978	46.3%	46.7%
Net income (loss)	$588	$(481)	1.5%	(1.2)%

The Direct to Consumer segment contributed $0.59 million of net income in 2019 compared to ($0.48) million of net loss in 2018.  The segment was challenged with lost sales in 2018 due to unfavorable weather patterns.  In 2019, the segment experienced a decrease in product sales but was able to partially mitigate the decrease with less free or discounted shipping promotions and better expense management.

Consumer Finance

The following table summarizes our Consumer Finance segment operating results:

	Year Ended December 31, (in thousands)		2019 % of	2018 % of
	2019	2018	Revenues	Revenues
Revenues:
Retail sales	$1,369	$1,448	13.4%	13.5%
Financing fees and interest	8,513	8,923	83.4%	83.1%
Other revenue	328	364	3.2%	3.4%
	10,210	10,735	100.0%	100.0%
Cost of revenues	1,833	2,179	18.0%	20.3%
Gross profit	8,377	8,556	82.0%	79.7%

Salaries, wages and benefits expense	3,692	3,689	36.2%	34.3%
Occupancy expense	1,244	1,284	12.2%	12.0%
Depreciation and amortization expense	31	51	0.3%	0.5%
Other expense	1,963	2,018	19.2%	18.8%
Provision for income taxes	381	397	3.7%	3.7%
	7,311	7,439	71.6%	69.3%
Net income	$1,066	$1,117	10.4%	10.4%

Consumer Finance segment net income decreased to $1.07 million in 2019 from $1.12 million in 2018, the decrease being directly attributable to the continued industry decline in payday lending activity and the closing of our Colorado location. Consumer Finance had full-year operations in six states during 2019 compared to seven states in 2018.

Corporate

Net cost of our Corporate segment was ($0.70) million for the year ended December 31, 2019 compared to ($0.89) million for the year ended December 31, 2018, the reduced net cost due in part the reduced interest expense and increased investment income.

Consolidated Income Tax Expense

Income tax expense was $0.91 million for 2019 compared to tax benefit of $0.62 million for 2018 for an effective rate of 20.8% and 28.9%, respectively.  Income before income taxes attributable to noncontrolling interest flows through to the noncontrolling interest and thus is not taxable at the Company level.  Excluding the non-taxable flow-through income to the non-controlling interest, the effective rate for 2019 and 2018 is 28.1% and 21.6%, respectively.  The effective rate increase year over year is a due to a combination of many state income taxation factors, including forfeited net operating losses in states we exited in 2018 or 2019, changes in apportionment of taxable income (loss) among states and the impact of minimum state taxes in a loss year.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows:

	Year Ended December 31,
	2019	2018

Cash flows provided (used) by:
Operating activities	$4,824,658	$(16,287,103)
Investing activities	9,748,911	14,304,374
Financing activities	(4,166,012)	(2,588,107)
Net increase in cash	10,407,557	(4,570,836)
Cash and cash equivalents, beginning of year	16,724,983	21,295,819
Cash and cash equivalents, end of year	$27,132,540	$16,724,983

At December 31, 2019, we had cash and cash equivalents of $27.13 million compared to cash and cash equivalents of $16.72 million on December 31, 2018.  We believe that our available cash, combined with expected cash flows from operations and our held-to-maturity investments, will be sufficient to fund our liquidity and capital expenditure requirements through March of 2021.  Our expected short-term uses of available cash include the funding of operating activities and the payment of dividends.

In addition to cash and cash equivalents, at December 31, 2019, we had $9.05 million invested in certificates of deposit (limited to $250,000 per financial institution per entity) and approximately $7.21 million in short-term T-Bills or Notes.

In October 2019, we received $3,367,940, the scheduled release of the remaining 50% of the funds held in escrow relating to the 2017 sale of our Franchise segment, together with interest earned.

At December 31, 2019, our outstanding debt and capital lease obligations were $1.09 million compared to $0.84 million at December 31, 2018.

On April 21, 2016, we entered into a revolver and acquisition credit facility with a financial institution.  The facility included a $9 million acquisition facility commitment and a $3 million revolving credit commitment.  Interest accrued on advanced funds at LIBOR plus 3.5%.  The facility was extended for two years when it was scheduled to mature on April 21, 2018.  Considering the amount of our cash and cash equivalent and investment holdings available, on October 8, 2019, we terminated the credit facility.

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

See Note 4, “Loans Receivable,” and Note 5, “Loans Receivable Allowance,” of the notes to our consolidated financial statements included in this report for our outstanding loans receivable aging and loans receivable allowance rollforward as of and for the year ended December 31, 2019 and December 31, 2018.

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

Leases

The Company has many retail lease agreements which are accounted for as operating leases. The Company determines if an arrangement is or contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities (current and noncurrent).

ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, Management used the Company’s collateralized incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

Due to the significant assumptions and judgements required in accounting for leases (to include whether a contract contains a lease, the allocation of the consideration, and the determination of the discount rate), the judgment and estimates made could have a significant effect on the amount of assets and liabilities recognized.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Specific factors that might cause actual results to differ from our expectations or may affect the value of the common stock, include, but are not limited to:

●	Changes in local, state or federal laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations;
●	Litigation and regulatory actions directed toward the consumer finance industry or us, particularly in certain key states;
●	Our need for additional financing;
●	Changes in our authorization to be a dealer for Cricket Wireless;
●	Changes in authorized Cricket dealer compensation;
●	Lack in advertising support and sales promotions from Cricket Wireless in the markets we operate;
●	Direct and indirect effects of COVID-19 on our employees, customers, our supply chain, the economy and financial markets; and
●	Unpredictability or uncertainty in financing and merger and acquisition markets, which could impair our ability to grow our business through acquisitions.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX OF FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Western Capital Resources, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Western Capital Resources, Inc. (“the Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

March 30, 2020

office   801.783.2950

fax       801.783.2960

www.sadlergibb.com | Main: 2455 East Parleys Way Suite 320, Salt Lake City, UT 84109 | Provo: 3507 N University Ave #100, Provo, UT 84604

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$27,132,540	$16,724,983
Short-term investments	14,756,665	22,394,748
Loans receivable (less allowance for losses of $673,000 and $818,000, respectively)	3,860,411	4,111,842
Accounts receivable (less allowance for losses of $13,000 and $25,000, respectively)	517,476	493,208
Inventory (less reserve of $1,065,000 and $670,000, respectively)	8,330,691	8,467,512
Prepaid income taxes	—	512,099
Prepaid expenses and other	2,679,859	2,954,794
Escrow and other receivables	—	3,312,984
TOTAL CURRENT ASSETS	57,277,642	58,972,170

INVESTMENTS	1,500,000	1,000,000

PROPERTY AND EQUIPMENT, net	9,725,043	9,945,826

OPERATING LEASE RIGHT-OF-USE ASSETS	12,344,894	—

INTANGIBLE ASSETS, net	4,041,650	4,167,110

LOAN RECEIVABLE	694,987	—

OTHER	525,884	558,209

GOODWILL	5,796,528	5,796,528

TOTAL ASSETS	$91,906,628	$80,439,843

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$7,710,222	$10,106,182
Accrued payroll	2,572,331	1,709,868
Current portion operating lease liabilities	5,079,745	—
Other current liabilities	1,276,613	1,291,713
Income taxes payable	243,149	—
Current portion notes payable	65,414	—
Current portion finance lease obligations	1,161	51,211
Deferred revenue	794,830	1,012,772
TOTAL CURRENT LIABILITIES	17,743,465	14,171,746

LONG-TERM LIABILITIES
Notes payable	1,019,837	789,216
Operating lease liabilities, net of current portion	7,444,789	—
Deferred income taxes	385,000	795,000
TOTAL LONG-TERM LIABILITIES	8,849,626	1,584,216

TOTAL LIABILITIES	26,593,091	15,755,962

COMMITMENTS AND CONTINGENCIES (Note 21)

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 12,500,000 shares authorized, 9,265,778 and 9,388,677 issued and outstanding as of December 31, 2019 and December 31, 2018, respectively.	927	939
Additional paid-in capital	29,031,741	29,031,741
Retained earnings	33,706,035	33,774,293
TOTAL WESTERN SHAREHOLDERS’ EQUITY	62,738,703	62,806,973

NONCONTROLLING INTERESTS	2,574,834	1,876,908

TOTAL EQUITY	65,313,537	64,683,881

TOTAL LIABILITIES AND EQUITY	$91,906,628	$80,439,843

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2019	2018
REVENUES
Sales and associated fees	$91,769,074	$88,895,105
Financing fees and interest	8,513,084	8,922,780
Other revenue	16,632,383	16,447,075
Total Revenues	116,914,541	114,264,960

COST OF REVENUES
Cost of sales	49,518,838	47,620,763
Provisions for loans receivable losses	975,938	1,241,638
Total Cost of Revenues	50,494,776	48,862,401

GROSS PROFIT	66,419,765	65,402,559

OPERATING EXPENSES
Salaries, wages and benefits	33,813,783	34,242,187
Occupancy	11,038,556	12,406,166
Advertising, marketing and development	6,857,809	7,824,393
Depreciation	1,811,918	1,899,114
Amortization	699,636	794,688
Other	8,448,241	10,818,109
Total Operating Expenses	62,669,943	67,984,657

OPERATING INCOME (LOSS)	3,749,822	(2,582,098)

OTHER INCOME (EXPENSES):
Dividend and interest income	729,166	631,670
Interest expense	(115,438)	(189,281)
Total Other Income (Expenses)	613,728	442,389

INCOME (LOSS) BEFORE INCOME TAXES	4,363,550	(2,139,709)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)	908,000	(619,000)
	3,455,550	(1,520,709)

LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,135,174)	(720,422)

NET INCOME (LOSS) ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$2,320,376	$(2,241,131)

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
Basic and diluted	$0.25	$(0.24)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	9,369,891	9,390,355

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Western Capital Resources, Inc. Shareholders
	Common Stock		Additional Paid-In	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interests	Total
BALANCE – December 31, 2017	9,390,997	$939	$29,031,741	$37,903,204	$1,757,686	$68,693,570
Net Income (Loss)	—	—	—	(2,241,131)	720,422	(1,520,709)
Stock redemption	(2,320)	—	—	(9,697)	—	(9,697)
Dividends	—	—	—	(1,878,083)	(601,200)	(2,479,283)
BALANCE – December 31, 2018	9,388,677	939	29,031,741	33,774,293	1,876,908	64,683,881
Net Income	—	—	—	2,320,376	1,135,174	3,455,550
Noncontrolling interest equity contribution	—	—	—	—	499,352	499,352
Stock redemption	(122,899)	(12)	—	(513,419)	—	(513,431)
Dividends	—	—	—	(1,875,215)	(936,600)	(2,811,815)
BALANCE – December 31, 2019	9,265,778	$927	$29,031,741	$33,706,035	$2,574,834	$65,313,537

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
OPERATING ACTIVITIES
Net Income (Loss)	$3,455,550	$(1,520,709)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,811,918	1,899,114
Amortization	699,636	794,688
Amortization of operating lease right-of-use assets	5,710,933	—
Deferred income taxes	(410,000)	(661,000)
Loss (gain) on disposals	(86,467)	941,367
Changes in operating assets and liabilities:
Loans receivable	251,431	198,161
Accounts receivable	(780)	270,863
Inventory	366,704	582,282
Prepaid expenses and other assets	1,259,354	242,628
Operating lease liabilities	(6,352,423)	—
Accounts payable and accrued expenses	(1,648,156)	(18,812,565)
Deferred revenue and other current liabilities	(233,042)	(221,932)
Net cash and cash equivalents provided by (used in) operating activities	4,824,658	(16,287,103)

INVESTING ACTIVITIES
Purchase of investments	(20,907,047)	(29,817,011)
Proceeds from held-to-maturity investments	28,045,130	41,711,012
Purchase of property and equipment	(712,469)	(960,883)
Acquisition of stores, net of cash acquired	(602,200)	(76,707)
Advances on note receivable, net	(694,987)	—
Release of escrowed funds	3,312,984	3,435,963
Proceeds from the disposal of property, plant and equipment	1,307,500	12,000
Net cash and cash equivalents provided by investing activities	9,748,911	14,304,374

FINANCING ACTIVITIES
Payments on notes payable – short-term, net	—	(51,992)
Payments on notes payable – long-term	(1,072,622)	—
Common stock redemption	(513,431)	(9,697)
Payments on finance leases	(50,050)	(47,135)
Contributions from noncontrolling interests	281,906	—
Distributions to noncontrolling interests	(936,600)	(601,200)
Payments of dividends	(1,875,215)	(1,878,083)
Net cash and cash equivalents used in financing activities	(4,166,012)	(2,588,107)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,407,557	(4,570,836)

CASH AND CASH EQUIVALENTS
Beginning of year	16,724,983	21,295,819
End of year	$27,132,540	$16,724,983

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$575,501	$19,284,007
Interest paid	$94,723	$124,817

Noncash investing and financing activities:
Assets received in acquisition (See Note 19)	$6,235,183	$—
Liabilities assumed in acquisition (See Note 19)	$4,785,280	$—
Note payable assumed in acquisition (See Note 19)	$1,350,499	$—
Noncontrolling interest contribution to subsidiary (See Note 19)	$217,446	$—
Right-of-use assets obtained, operating lease obligations incurred	$5,786,575	$—
Right-of-use assets and operating lease obligation disposals	$2,218,787	$—

See notes to consolidated financial statements.

1.       Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation / Nature of Business

Western Capital Resources, Inc. (“WCR”) is a parent company owning operating subsidiaries, with percentage owned shown parenthetically, as summarized below.

●	Cellular Retail
○

PQH Wireless, Inc. (“PQH”) (100%) – operates 222 cellular retail stores as of December 31, 2019 (108 100% owned plus 114 through its controlled but less than 100% owned subsidiaries), exclusively as an authorized retailer of the Cricket brand.

●	Direct to Consumer
○

J&P Park Acquisitions, Inc. (“JPPA”) (100%) – an online and direct marketing distribution retailer of 1) live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins, and Wayside Gardens brand names and 2) home improvement and restoration products operating under the Van Dyke’s Restorers brand, as well as a seed wholesaler under the Park Wholesale brand.

○	J&P Real Estate, LLC (“JPRE”) (100%) – owns real estate utilized as JPPA’s distribution and warehouse facility and the corporate offices of JPPA.

●	Consumer Finance
○

Wyoming Financial Lenders, Inc. (“WFL”) (100%) – owns and operates “payday” stores  (38 as of December 31, 2019, two of which are located within the Company’s retail pawn stores) in six states (Iowa, Kansas, Nebraska, North Dakota, Wisconsin and Wyoming) providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

○

Express Pawn, Inc. (“EPI”) (100%) – owns and operates retail pawn stores (three as of December 31, 2019) in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of merchandise obtained from forfeited pawn loans or purchased from customers.

References in these financial statement notes to “Company” or “we” refer to Western Capital Resources, Inc. and its subsidiaries.  References to specific companies within our enterprise, such as” “PQH,” “JPPA,” “JPRE,” “WFL,” or “EPI” are references only to those companies.

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

Revenue Recognition

On January 1, 2018, we adopted Topic 606, as further disclosed later in this Note 1.  Also refer to Notes 17, “Revenue,” and 20, “Segment Information,” for additional information, including the disaggregation of revenue by segment.

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy.  During the years 2019 and 2018, there were no transfers between levels.

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

Advertising, Marketing and Development Costs

Direct to Consumer

The Company expenses advertising costs as they are incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits, not to exceed six months. Direct-response advertising consists primarily of catalog book production, printing, and postage costs. Prepaid advertising costs at December 31, 2019 and 2018 were $0.67 million and $0.88 million, respectively.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period, including stock options, using the treasury stock method. Options to purchase 65,000 shares granted under the 2015 Stock Incentive Plan effective February 6, 2015 (see Note 15) were outstanding at December 31, 2019.  These options have a strike price in excess of the market price as of December 31, 2019 and 2018, were antidilutive and therefore not included in the computation of diluted earnings per share.  Thus, there were no dilutive common shares as of December 31, 2019 and 2018.

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

Reclassifications

Certain Statement of Cash Flows reclassifications have been made in the presentation of our prior financial statements to conform to the presentation as of and for the year ended December 31, 2019.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), related to recognition of lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees are required to recognize the following for all leases: (1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  All entities must classify leases to determine how to recognize lease-related revenue and expense.  Quantitative and qualitative disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.  The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities.  All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  The Company adopted ASU 2016-02 and ASC 842 using the modified retrospective method on January 1, 2019. See Note 9 for further disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), related to the measurement of credit losses on financial instruments.  The standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The ASU is effective for annual reporting periods beginning after December 15, 2019 and interim periods within that annual period, with early adoption permitted and the standard to be applied using a modified retrospective approach.  The Company does not believe adoption of ASU 2016-13 will have a material impact on our financial condition, results of operations or consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements (Topic 842) to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02.  Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect to not separate non-lease components from leases when certain conditions are met.  The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company). The Company adopted certain options available under ASU 2018-11on January 1, 2019. See Note 9 for further disclosures.

No other new accounting pronouncements issued or effective during the fiscal year have had or are expected to have a material impact on the consolidated financial statements.

2.         Risks Inherent in the Operating Environment –

Regulatory

The Company’s Consumer Finance segment activities are highly regulated under numerous federal, state, and local laws, regulations and rules, which are subject to change. New laws, regulations or rules could be enacted or issued, interpretations of existing laws, regulations or rules may change and enforcement action by regulatory agencies may intensify. Over the past several years, consumer advocacy groups and certain media reports have advocated governmental and regulatory action to prohibit or severely restrict sub-prime lending activities of the kind conducted by the Company. After several years of research, debate, and public hearings, in October 2017 the U.S. Consumer Financial Protection Bureau (“CFPB”) adopted a new rule for payday lending.  The rule, originally scheduled to go into effect in August 2019, would impose significant restrictions on the industry, and it is expected that a large number of lenders would be forced to close their stores.  The CFPB’s studies projected a reduction in the number of lenders by 50%, while industry studies forecast a much higher attrition rate if the rule is implemented as originally adopted.

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

Consumer advocacy groups in many states are actively seeking state law changes which would effectively end the viability of a payday loan business, including Nebraska where we generate approximately 30% of our payday lending revenue or approximately 2% of our consolidated revenue.  If these groups are successful in Nebraska, we will likely cease payday lending activities in Nebraska.

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

Concentrations

The Company has demand deposits at financial institutions, often times in excess of the limit for insurance by the Federal Deposit Insurance Corporation.  As of December 31, 2019, the Company had demand deposits in excess of insurance amounts of approximately $6.77 million.

Loans receivable in the Consumer Finance segment are concentrated in the sub-prime market and geographically, primarily in the Midwest. For the years ended December 31, 2019 and 2018, the Consumer Finance segment had geographic economic and regulatory risk concentrations (shown as a percentage of the Consumer Finance segment’s revenue by state when 10% or more) as follows:

Consumer Finance Segment
	2019 % of Revenues	2018 % of Revenues
Nebraska	35%	36%
North Dakota	25%	23%
Iowa	16%	17%
Wyoming	14%	14%

The Company’s Cellular Retail segment is an authorized retailer for Cricket Wireless.  As an authorized retailer operating exclusively for a single carrier, the Company is subject to a number of concentrations, including revenues from a single brand, a single supplier for phones, a single operating system provider and select third party processors.

Our Direct to Consumer subsidiary JPPA has an agreement with a third-party wholesale grower that is in effect until 2022. The grower has agreed to perform research for JPPA and maintain JPPA’s research crop for product to be sold through 2022.  In exchange, this grower/researcher (also a direct-to-consumer competitor) is allowed to sell certain Jackson & Perkins branded roses in their wholesale division.

3.         Cash Equivalents and Investments –

The following table shows the Company’s cash equivalents and held-to-maturity investments, by significant investment category, recorded as cash equivalents or short- and long-term investments:

	December 31, 2019	December 31, 2018
Cash and cash equivalents
Operating accounts	$10,163,845	$10,901,929
Money Market – U.S. Treasury obligations	4,450,433	2,808,576
U.S. Treasury obligations	12,518,262	3,014,478
Subtotal	27,132,540	16,724,983

Held to Maturity Investments
Certificates of deposit (4 – 24 month maturities, FDIC insured)	$9,049,787	$12,711,069
U.S. Treasury obligations (less than one year maturities)	7,206,878	10,683,679
Subtotal	16,256,665	23,394,748

TOTAL	$43,389,205	$40,119,731

Held to maturity investments consisted of the following:

December 31, 2019
	Cost	Accrued Interest	Amortized Discount	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Certificates of Deposit	$9,051,618	$34,169	$—	$9,049,787	$(32,429)	$9,017,358
U.S. Treasuries	7,153,587	—	53,291	7,206,878	2,883	7,209,761
	$16,169,205	$34,169	$53,291	$16,256,665	$(29,546)	$16,227,119

December 31, 2018
	Cost	Accrued Interest	Amortized Discount	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Certificates of Deposit	$12,670,000	$41,069	$—	$12,711,069	$(68,087)	$12,642,982
U.S. Treasuries	10,564,160	25,707	93,812	10,683,679	(30,229)	10,653,450
	$23,234,160	$66,776	$93,812	$23,394,748	$(98,316)	$23,296,432

Interest income recognized on held-to-maturity investments and other sources was as follows:

	2019	2018

Held-to-maturity	$488,824	$503,502
Other	240,342	128,168
	$729,166	$631,670

The Company deposited in aggregate $1.75 million of cash across seven different accounts at a financial institution as an accommodation to its majority stockholder, who has other business relationships with the financial institution. The funds in these accounts can be withdrawn at any time, do not serve as collateral in any way, and are held on market terms.

4.         Loans Receivable –

The Consumer Finance segment’s outstanding loans receivable aging was as follows:

December 31, 2019
	Payday	Installment	Pawn	Total
Current	$3,322,131	$67,891	$309,934	$3,699,956
1-30	216,753	10,590	—	227,343
31-60	140,872	6,234	—	147,106
61-90	117,544	2,649	—	120,193
91-120	118,626	840	—	119,466
121-150	110,278	395	—	110,673
151-180	108,674	—	—	108,674
	4,134,878	88,599	309,934	4,533,411
Less Allowance	(673,000)	—	—	(673,000)
	$3,461,878	$88,599	$309,934	$3,860,411

December 31, 2018
	Payday	Installment	Pawn	Total
Current	$3,314,182	$254,255	$321,447	$3,889,884
1-30	224,091	41,596	—	265,687
31-60	199,259	30,285	—	229,544
61-90	153,449	15,189	—	168,638
91-120	131,480	9,001	—	140,481
121-150	125,074	4,311	—	129,385
151-180	101,619	4,604	—	106,223
	4,249,154	359,241	321,447	4,929,842
Less Allowance	(770,000)	(48,000)	—	(818,000)
	$3,479,154	$311,241	$321,447	$4,111,842

5.         Loans Receivable Allowance –

As a result of the Consumer Finance segment’s collection efforts, it historically writes off approximately 40% of returned payday items, the most significant element making up loans receivable.  Based on days past the check return date, write-offs of payday returned items historically have tracked at the following approximate percentages: 1 to 30 days – 40%; 31 to 60 days – 66%; 61 to 90 days – 85%; 91 to 120 days – 89%; and 121 to 150 – 92% and 151+ days – 93%.

A rollforward of the Company’s loans receivable allowance is as follows:

	Year Ended December 31,
	2019	2018
Loans receivable allowance, beginning of year	$818,000	$833,000
Provision for loan losses charged to expense	975,938	1,241,638
Charge-offs, net	(1,120,938)	(1,256,638)
Loans receivable allowance, end of year	$673,000	$818,000

6.         Accounts Receivable –

A breakdown of accounts receivables by segment are as follows:

December 31, 2019
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$184,519	$318,235	$27,722	$530,476
Less allowance	—	(13,000)	—	(13,000)
Net account receivable	$184,519	$305,235	$27,722	$517,476

December 31, 2018
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$130,251	$372,076	$15,881	$518,208
Less allowance	—	(25,000)	—	(25,000)
Net account receivable	$130,251	$347,076	$15,881	$493,208

A portion of accounts receivable are unsettled credit card sales from the prior one to five business days.  This makes up 68% and 57% of the net accounts receivable balance at December 31, 2019 and December 31, 2018, respectively.

7.         Inventory –

Inventories consist of:

	2019	2018
Finished Goods
Cellular Retail	$5,687,771	$5,456,898
Direct to Consumer	2,888,483	2,848,484
Consumer Finance	819,437	832,130
Reserve	(1,065,000)	(670,000)
TOTAL	$8,330,691	$8,467,512

As a result of changes in the market for certain Company products and the resulting deteriorating value, carrying amounts for those inventories were reduced by approximately $1,065,000 and $670,000 during the year ended December 31, 2019 and 2018, respectively. These inventory write-downs have been reflected in cost of goods sold in the statement of operations. Management believes that these reductions properly reflect inventory at lower of cost or market, and no additional losses will be incurred upon disposition.

8.         Property and Equipment –

A rollforward of the Company’s property and equipment is as follows:

	December 31, 2018	Acquisitions	Additions	Deletions	December 31, 2019
Property, equipment and sales floor	$8,182,321	$1,606,331	$531,028	$(1,840,524)	$8,479,156
Software	1,736,669	—	159,137	(11,325)	1,884,481
Building (owned)	5,458,008	—	30,214	—	5,488,222
Land	1,200,000	—	—	—	1,200,000
	16,576,998	1,606,331	720,379	(1,851,849)	17,051,859
Accumulated depreciation	(6,631,172)	—	(1,811,918)	1,116,274	(7,326,816)
	$9,945,826	$1,606,331	$(1,091,539)	$(735,575)	$9,725,043

	December 31, 2017	Acquisitions	Additions	Deletions	December 31, 2018
Property, equipment and sales floor	$8,706,997	$30,000	$693,448	$(1,248,124)	$8,182,321
Software	1,634,489	—	102,180	—	1,736,669
Building - owned	5,292,753	—	165,255	—	5,458,008
Land	1,200,000	—	—	—	1,200,000
Other	39,294	—	—	(39,294)	—
	16,873,533	30,000	960,883	(1,287,418)	16,576,998
Accumulated depreciation	(5,526,299)	—	(1,899,114)	794,241	(6,631,172)
	$11,347,234	$30,000	$(938,231)	$(493,177)	$9,945,826

As of December 31, 2019, estimated future depreciation expense for property and equipment (in thousands) is as follows:

2020	$1,765
2021	1,478
2022	903
2023	495
2024	303
Thereafter	3,581
$8,525

9.  Leases –

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

Total components of operating lease expense for the real property asset class (in thousands) were as follows:

2019
Operating lease expense	$5,701
Variable lease expense	2,708
Total lease expense	$8,409

Other information related to operating leases as of December 31, 2019 was as follows:

Weighted average remaining lease term, in years	3.00

Weighted Average Discount Rate	5.8%

Future minimum lease payments under operating leases as of December 31, 2019 (in thousands) were as follows:

2020	$5,660
2021	3,940
2022	2,403
2023	1,144
2024	525
Thereafter	118
Total minimum lease payments	13,790
Less: Imputed interest	(1,265)
Total present value of minimum lease payments	$12,525

Current portion operating lease liabilities	$5,080
Non-Current operating lease liabilities	7,445
Total operating lease liabilities	$12,525

10.      Goodwill and Long-Lived Assets –

During the fourth quarter of 2019, the Company completed the annual impairment assessments for goodwill and long-lived assets, determining there was no impairment.

A rollforward of the carrying amount of goodwill is as follows:

	Cellular Retail Segment	Direct to Consumer Segment	Consumer Finance Segment	Total
Balance at December 31, 2017
Goodwill	$5,765,284	$31,244	$7,559,063	$13,355,591
Accumulated impairment losses	—	—	(7,559,063)	(7,559,063)
Goodwill, net of impairment losses	5,765,284	31,244	—	5,796,528
2018 Activity:
Goodwill acquired during year	—	—	—	—
Impairment losses	—	—	—	—
Balance at December 31, 2018
Goodwill	5,765,284	31,244	7,559,063	13,355,591
Accumulated impairment losses	—	—	(7,559,063)	(7,559,063)
Goodwill, net of impairment losses	5,765,284	31,244	—	5,796,528
2019 Activity:
Goodwill acquired during year	—	—	—	—
Impairment losses	—	—	—	—
Balance at December 31, 2019
Goodwill	5,765,284	31,244	7,559,063	13,355,591
Accumulated impairment losses	—	—	(7,559,063)	(7,559,063)
Goodwill, net of impairment losses	$5,765,284	$31,244	$—	$5,796,528

A rollforward of the Company’s intangible assets is as follows:

	December 31, 2018	Acquisitions	Additions	Deletions	December 31, 2019
Customer relationships	$10,142,533	$747,903	$—	$(888,405)	$10,002,031
Other	227,000	—	—	—	227,000
Amortizable Intangible assets	10,369,533	747,903	—	(888,405)	10,229,031
Less accumulated amortization	(6,202,423)	—	(699,636)	714,678	(6,187,381)
Net Amortizable Intangible Assets	4,167,110	747,903	(699,636)	(173,727)	4,041,650
Non-amortizable trademarks	—	—	—	—	—
Intangible Assets, net	$4,167,110	$747,903	$(699,636)	$(173,727)	$4,041,650

	December 31, 2017	Acquisitions	Additions	Deletions	December 31, 2018
Customer relationships	$10,381,426	$46,707	$—	$(285,600)	$10,142,533
Other	227,000	—	—	—	227,000
Amortizable Intangible assets	10,608,426	46,707	—	(285,600)	10,369,533
Less accumulated amortization	(5,620,657)	—	(794,688)	212,922	(6,202,423)
Net Amortizable Intangible Assets	4,987,769	46,707	(794,688)	(72,678)	4,167,110
Non-amortizable trademarks	—	—	—	—	—
Intangible Assets, net	$4,987,769	$46,707	$(794,688)	$(72,678)	$4,167,110

As of December 31, 2019, estimated future amortization expense for the amortizable intangible assets is as follows:

2020	$677,627
2021	578,832
2022	539,117
2023	521,452
2024	491,721
Thereafter	1,232,901
$4,041,650

11.      Loans Receivable – Non-Current –

The Company has two non-current loans receivable from noncontrolling interests.  The loans include a 5% annual interest rate, include no prepayment penalties and the Company, at its option, has the right to apply non-tax related distributions to the outstanding balances.

12.      Deferred Revenue and Other Liabilities –

Deferred revenue and other liabilities consisted of the following:

	December 31,
	2019	2018
Deferred financing fees	$218,113	$218,729
Merchandise credits and gift card liability	576,717	794,043
Total	$794,830	$1,012,772

13.      Notes Payable – Long Term –

The Company’s long-term debt was as follows:

	December 31,
	2019	2018
Subsidiary note payable to seller with monthly interest only payments at 6%, guaranteed by PQH, maturing August 5, 2022 when the principal balance is due.	$789,216	$789,216
Subsidiary note payable with $6,692 monthly payments of principal together with interest at 5.5%, , maturing January 4, 2024.	296,035	—
Total	1,085,251	789,216
Less current maturities	(65,414)	—
	$1,019,837	$789,216

Future minimum long-term principal payments as of December 31, 2019 were as follows:

2020	$65,414
2021	69,202
2022	862,378
2023	77,347
2024	10,910
Thereafter	—
$1,085,251

14.      Income Taxes –

The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled

The Company’s provision for income tax expense (benefit) was as follows for the year ended December 31:

	2019	2018
Current:
Federal	$1,026,000	$—
State	292,000	42,000
	1,318,000	42,000

Deferred:
Federal	(319,000)	(574,000)
State	(91,000)	(87,000)
	(410,000)	(661,000)

	$908,000	$(619,000)

Deferred income tax assets (liabilities) are summarized as follows:

	December 31,
	2019	2018
Allowance for accounts and loans receivable	$179,000	$216,000
Inventory capitalization	57,000	57,000
Inventory reserve	139,000	136,000
Accrued expenses	147,000	116,000
Net operating loss carryforward	—	135,000
Prepaid expense	(209,000)	(243,000)
Property and equipment	(587,000)	(686,000)
Goodwill and intangible assets	(111,000)	259,000
Installment sale proceeds receivable	—	(785,000)

Net deferred income tax asset (liability)	$(385,000)	$(795,000)

Reconciliations from the statutory federal income tax rate to the effective income tax rate are as follows for the year ended December 31:

	2019	2018
Income tax expense (benefit) using the statutory federal rate	$917,000	$(449,000)
State income taxes, net of federal benefit	235,000	(55,000)
Non-deductible meals and entertainment	12,000	9,000
Noncontrolling interest’s pass through income	(270,000)	(163,000)
Other	14,000	39,000

Income tax expense (benefit)	$908,000	$(619,000)

For the year ended December 31, 2018, the Company generated federal net operating losses (“NOLs”) of approximately $500,000 which were fully utilized in 2019.

It is the Company’s practice to recognize penalties and/or interest related to income tax matters in interest and penalties expense. As of December 31, 2019 and 2018, the Company had an immaterial amount of accrued interest and penalties.

The Company is subject to income taxes in the U.S. federal jurisdiction and various states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Accounting principles generally accepted in the United States of America require management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service.  Management has analyzed the tax positions taken by the Company and has concluded that as of December 31, 2019, there are no uncertain positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements.  The Company is subject to routine audits by taxing jurisdictions. Currently the Company has no federal or state audits in progress.  Management believes the Company is no longer subject to income tax examinations for years prior to 2016.

15.      Equity –

WCR 2015 Stock Incentive Plan

On February 2, 2008, the Board of Directors of the Company approved and adopted the Company’s 2008 Stock Incentive Plan, pursuant to which an aggregate of 100,000 shares of common stock have been reserved for issuance.  Effective February 6, 2015, the Board of Directors terminated the 2008 Stock Incentive Plan and adopted the Company’s new 2015 Stock Incentive Plan. There were no incentives issued or outstanding under the terminated plan.  As of December 31, 2019 65,000 options had been granted under the 2015 plan.

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

The 2015 Stock Incentive plan permits the granting of incentives in any one or a combination of the following forms:

●	stock options, including options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, as “qualified” or “incentive” stock options;
●	stock appreciation rights (often referred to as “SARs”) payable in shares of common stock;
●	restricted stock and restricted stock units;
●	performance awards of cash, stock or property; and
●	stock awards.

The following table summarizes nonvested stock option awards outstanding at December 31, 2019 and the changes for the year then ended:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding and nonvested at December 31, 2018	—	$—		$—
Granted	—	—		—
Vested	—	—		—
Forfeited	—	—		—
Outstanding and nonvested at December 31, 2019	—	$—		$—

Exercisable at December 31, 2019	65,000	$6.00		$—

The vested options were granted on February 9, 2015 and have a contract life of ten years.  The strike price of outstanding vested options exceeded the share value at December 31, 2019 and thus there was no intrinsic value in outstanding vested options at December 31, 2019.  As of December 31, 2019, there was no unrecognized stock-based compensation expense.

Noncontrolling Interests

The subsidiary PQH owns less than a 100% interest in subsidiary limited liability companies.  For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of ASC 810, which are applicable to reporting the equity and net income or loss attributable to noncontrolling interests.

16.      Dividends –

Our Board of Directors declared the following dividends payable in 2019:

Date Declared	Record Date	Dividend Per Share	Payment Date	Dividend Paid
February 2, 2019	March 1, 2019	$0.05	March 11, 2019	$469,434
May 2, 2019	May 23, 2019	$0.05	June 3, 2019	$469,434
August 1, 2019	August 23, 2019	$0.05	September 3, 2019	$468,912
October 31, 2019	November 15, 2019	$0.05	November 25, 2019	$467,435

17.      Revenue –

Revenue generated from contracts with customers and recognized per ASC 606 primarily consists of sales of merchandise and services at the point of sale and compensation from Cricket Wireless.  As a Cricket Wireless authorized retailer, we earn compensation from Cricket Wireless for activating a new customer on the Cricket Wireless network, activating new devices for existing Cricket Wireless customers (“back-end compensation”) and upon an existing Cricket Wireless customer whom we originally activated on the Cricket Wireless GSM network making a continuing service payment (“CSP”).  Compensation from Cricket Wireless in 2019 and 2018 was $29.19 million and $29.29 million, respectively.

Revenue generated from short-term lending agreements in the Consumer Finance segment and from Company investments are recognized in accordance with ASC 825.

Total net sales of merchandise, which exclude sales taxes, are generally recorded as follows:

●

Cellular Retail – net sales reflects the transaction price at point of sale when payment is received or receivable, the customer takes control of the merchandise and, applicable to devices, the device has been activated on the Cricket Wireless network.   The sale and activation of a wireless device also correlates to the recording of back-end compensation from Cricket Wireless.  Sales returns are generally not material to our financial statements.

●

Direct to Consumer – net sales reflect the transaction price when product is shipped to customers, FOB shipping point, reduced by variable consideration.  Shipping and handling fees are also included in total net sales. Variable consideration is comprised of estimated future returns and merchandise credits which are estimated based primarily on historical rates and sales levels.

●

Consumer Finance - net sales reflects the transaction price at point of sale when payment in full is received and the customer takes control of the merchandise.  Sales returns are generally not material to our financial statements.

Services revenue from customer paid fees is generally recorded at point of sale when payment is received and the customer receives the benefit of the service.  CSP compensation from Cricket Wireless is recorded as of the time certain Cricket Wireless customers make a service payment, as reported to us by Cricket Wireless.

Recognized as revenue per ASC 825, Consumer Finance loan fees and interest on cash advance loans are recognized on a constant-yield basis ratably over a loan’s term. Installment loan fees and interest are recognized using the interest method, except that installment loan origination fees are recognized as they become non-refundable and installment loan maintenance fees are recognized when earned.  The Company recognizes fees on pawn loans on a constant-yield basis ratably over the loans’ terms, less an estimated amount for expected forfeited pawn loans which is based on historical forfeiture rates.

See Note 20, “Segment Information,” for disaggregation of revenue by segment.

18.      Other Operating Expenses –

A breakout of other operating expenses is as follows for the year ended December 31:

	2019	2018
Bank fees	$1,956,674	$1,915,795
Collection costs	324,595	331,712
Insurance	805,547	867,204
Management and advisory fees	835,154	794,800
Professional and consulting fees	1,406,914	1,935,561
Supplies	658,500	702,371
Disposal loss on closed/sold locations	75,077	1,731,893
Other	2,385,780	2,538,773
	$8,448,241	$10,818,109

19.       Acquisitions –

Cellular Retail Acquisitions

In 2019, the Company’s Cellular Retail segment completed numerous small Cricket retail location transactions, acquiring 67 locations in total, most of which involved the selling party contributing a noncontrolling interest.

The purchase price calculation is as follows:

2019
Cash	$738
Note payable	18
Noncontrolling interests / equity	218
$974

The assets acquired and contributed and liabilities assumed (in thousands) were recorded at their estimated fair values as of the purchase date as follows:

2019
Cash	$136
Inventory	458
Property and equipment	1,579
Intangible assets	748
Operating lease right-of-use assets	3,606
Other assets	582
Other liabilities	(1,179)
Notes payable	(1,350)
Operating lease liabilities	(3,606)
$974

20.     Segment Information –

The Company has grouped its operations into four segments – Cellular Retail, Direct to Consumer, Consumer Finance and Corporate.  The Cellular Retail segment is an authorized retailer for Cricket Wireless selling cellular phones and accessories, ancillary services and serving as a payment center for customers.  The Direct to Consumer segment, which consists of an online and direct marketing distribution retailer with product offerings including seeds, live goods and garden accessories operating in the retail market under Park Seed, Jackson & Perkins and Wayside Gardens, and in the wholesale market under Park Wholesale, and an online retail seller of home improvement and restoration products operating over the internet through the domain name of www.Vandykes.com and through direct mail catalogs.  The Consumer Finance segment provides financial and ancillary services.  The Corporate segment includes the parent company activities, inclusive of the acquisitions department and management of acquired subsidiaries.

Segment information related to the year ended December 31, 2019 and 2018 is as follows:

December 31, 2019 (in thousands)
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$68,682	$38,024	$1,696	$—	$108,402
Fees and interest income	$—	$—	$8,513	$—	$8,513
Total Revenue	$68,682	$38,024	$10,209	$—	$116,915
Depreciation and amortization	$1,961	$513	$31	$7	$2,512
Interest expense	$62	$2	$—	$51	$115
Income tax expense (benefit)	$490	$175	$381	$(138)	$908
Net income (loss)	$2,502	$588	$1,066	$(700)	$3,456
Total segment assets	$35,816	$12,397	$8,582	$35,112	$91,907
Expenditures for segmented assets	$1,007	$308	$—	$—	$1,315

December 31, 2018 (in thousands)
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$65,096	$38,433	$1,813	$—	$105,342
Fees and interest income	$—	$—	$8,923	$—	$8,923
Total Revenue	$65,096	$38,433	$10,736	$—	$114,265
Depreciation and amortization	$2,121	$512	$51	$10	$2,694
Interest expense	$47	$5	$—	$137	$189
Income tax expense (benefit)	$(573)	$(136)	$397	$(307)	$(619)
Net income (loss)	$(1,272)	$(481)	$1,117	$(885)	$(1,521)
Total segment assets	$24,816	$13,769	$7,408	$34,447	$80,440
Expenditures for segmented assets	$512	$504	$22	$—	$1,038

21.      Commitments and Contingencies –

Employment Agreements

The Company is party to an employment agreement with its Chief Executive Officer, Mr. John Quandahl. The agreement runs from November 1, 2019 through November 2022.  The agreement provides an annual base salary and eligibility for an annual performance-based cash bonus pool for management and contains customary non-solicitation and non-competition provisions as well as provisions for severance payments upon termination by the Company without cause or upon termination by Mr. Quandahl with good reason.

The Company is party to an Amended and Restated Employment Agreement effective August 16, 2017 with its Chief Financial Officer / Chief Investment Officer, Mr. Angel Donchev.  The agreement provides an annual base salary and eligibility for a discretionary annual performance-based bonus up to $135,000 and contains provisions for severance payments upon termination by the Company without cause.

The Company has also entered into several employment agreements with certain members of subsidiary management. The terms of each agreement are different. However, one or all of these agreements include stipulated base salary and bonus potential. The agreements also contain customary non-solicitation and non-competition provisions as well as provisions for severance payments upon termination by the Company without cause.

Pursuant to the numerous employment agreements, bonuses of approximately $881,000 and $286,000 were accrued for the year ended December 31, 2019 and 2018, respectively.

Assigned Leases

The Company’s Cellular Retail segment has transferred operations of many locations to other dealers and remains contingently liable under many lease agreements. Minimum lease payments of assigned or assumed non-cancelable operating leases related to transferred of 45 locations in which a release has not been obtained from the lessor are approximately $2,208,000 as of December 31, 2019.

Legal Proceedings

The Company is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. The Company does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

22.      Management and Advisory Agreement –

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

The annual management and advisory fees related to the management and advisory agreement with Blackstreet for the years ended December 31, 2019 and 2018 were $735,154 and $697,335, respectively.

23.      Committees of the Board of Directors –

The Board of Directors has appointed Mr. Ellery Roberts to various committees of the Board.  Annual Director and committee fees expense was $42,000 and $21,000 for the year ended December 31, 2019 and 2018, respectively.

24.      Related Party Transactions –

Leases

The Company leases three properties from an officer of the Company and another party under operating leases, one that is month-to-month, requiring monthly lease payments of $1,680, one that month-to-month, requiring monthly lease payments of $1,200, and one that is month-to-month, requiring monthly lease payments of $5,500.

On August 31, 2011, the Company entered into two operating leases for property owned by Ladary, LLC.  Ladary, which acquired the two properties in foreclosure sales, is partially owned by the Chief Executive Officer and Chief Financial Officer of the Company, two current or past directors and one employee of the management company that manages the Company’s largest shareholder.  The leases, one of which replaced an earlier lease that the Company had entered into with the prior landlord, have four-year terms, require aggregate monthly rental payments of $4,200, and are on terms and conditions substantially similar to those contained in the replaced leases.  In 2018, Ladary, LLC sold one of the properties and acquired another in which the Company had existing leases in place.  The leases that the Company had entered into with the prior landlord have five-year terms expiring in 2020 and require aggregate monthly rental payments of $6,696.

Annual rent expense to related parties for the retail locations for 2019 and 2018 was approximately $209,000 and $205,000, respectively.

25.      Subsequent Events –

Dividend

Our Board of Directors declared the following dividends payable in 2020:

Date Declared	Record Date	Dividend Per Share	Payment Date
February 13, 2020	February 28, 2020	$0.05	March 9, 2020

We evaluated all events or transactions that occurred after December 31, 2019 up through the date we issued these financial statements. During this period we did not have any other material subsequent events that impacted our financial statements.

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

As of December 31, 2019, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2019.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2019 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.  Sadler, Gibb & and Associates, LLC, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2019.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the fiscal year covered by this report that materially affected, or were reasonably likely to materially affect such controls.

ITEM 9B         OTHER INFORMATION

None.

PART III

ITEM 10         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Our Board of Directors consists of Richard E. Miller, Ellery Roberts, Kevin Kuby, Jack Myers and John Quandahl.  The following table sets forth the name and position of each of our current directors and executive officers.

Name	Age	Positions
John Quandahl	53	Chief Executive Officer, Chief Operating Officer and Director
Angel Donchev	38	Chief Financial Officer, Chief Investment Officer
Steve Irlbeck	55	Secretary
Ellery Roberts	49	Director
Richard Miller	73	Director
Kevin Kuby	51	Director
Jack Myers	28	Director

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

Richard Miller is an independent business consultant.  Previously, Mr. Miller was Chief Executive Officer of Pirelli Tire North America, a $120 million tire manufacturer, and Chief Executive Officer of Dunn Tire Corporation, a $25 million regional tire retailer.  Prior experience also includes senior operating positions with Dunlop Tire.  Mr. Miller has served as Executive Chairman of True Home Value, Inc., and currently serves as Chairman of Swisher, Inc. and Swift Spinning, Inc.  ― private companies to which Blackstreet Capital Management, LLC provides management and advisory services.  Mr. Miller is a decorated former Marine Captain and holds a BA from Chapman College in California.  Mr. Miller previously served as our Chairman of the Board from 2010 to 2015.

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

Kevin Kuby was appointed to the Board of Directors on July 1, 2015 at the direction of BC Alpha Holdings I, consistent with certain director-appointment rights granted to that company in the AlphaGraphics Merger Agreement. Mr. Kuby serves as the Managing Director of Restructuring for Blackstreet Capital Management, LLC, Executive Vice President and Chief Restructuring Officer of Blackstreet Capital Holdings, LLC, and Executive Vice President – Operations for Black Bear Sports Group, Inc. Mr. Kuby joined Blackstreet in 2012. Prior to joining Blackstreet, Mr. Kuby previously worked for Alvarez & Marsal, FTI Consulting and for PricewaterhouseCoopers in their business restructuring practices.  Currently, Mr. Kuby sits on the Board of Directors of AWE, ThinkDirect Marketing Group, Northern Brewer, Jerry’s Subs and Pizza, IMarketing, Cartesian, Inc., Mom 365, Inc., Ice Rink Holding, Inc. and NSA Media Group, Inc.  Mr. Kuby received an MBA from the University of Chicago and a B.A. in Economics from the University of Illinois – Urbana / Champaign.

Jack Myers, CFA, was appointed to the Board of Directors on August 28, 2019 at the direction of BC Alpha Holdings I, consistent with certain director-appointment rights granted to that company in the Alpha Graphics Merger Agreement.  Mr. Myers is an Associate at Blackstreet Capital Management, LLC and Blackstreet Capital Holdings, LLC, positions he has held since June 2017.  From 2013 to 2017, Mr. Myers worked as an Associate and an Analyst in the investment banking division of FBR & Co. where he gained experience in public and private equity offerings as well as M&A transactions in a variety of industries.  Mr. Myers graduated cum laude from Wake Forest University with a B.S. in Finance and is a CFA charterholder.  Mr. Myers also serves on the Board of Directors of AWE Acquisition, Inc., NSA Media Holdings, Inc., Cartesian Holdings, Inc., Mom365 Holdings Corp., Bijoux Nouveau, Inc. and Northern Brewer, LLC.

Under our corporate bylaws, all of our directors serve for terms expiring upon the next annual meeting of our shareholders.

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on the industry and transactional experience, and other background, in addition to any unique skills or attributes associated with a director.  With regard to Mr. Quandahl, the Board of Directors considered his significant experience, expertise and background with regard to accounting, financial and tax matters, his particular experience with the payday lending industry as well as retail operations, and his demonstrated experience and skills in managing and evaluating the coordination and integration of the Company’s two principal operating segments.  With regard to Mr. Miller, the Board of Directors considered his leadership experience as well as his background and experience in retail operations.  With regard to Mr. Roberts, the Board of Directors considered his extensive experience in finance and capital structures, his prior board leadership experience as well as his prior experience in retail operations.  With regard to Mr. Kuby, the Board of Directors considered his diverse board experience and his restructuring knowledge and experience. With regard to Mr. Myers, his experience with M&A and investment banking lead to the conclusion that he should serve as a director.

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

CODE OF ETHICS

We have adopted a Code of Ethics that governs the conduct of our officers, directors and employees in order to promote honesty, integrity, loyalty and the accuracy of our financial statements.  Our Code of Ethics was amended and restated effective as of August 15, 2019.  A copy of that amended and restated Code of Ethics is filed as an exhibit to this report.  You may obtain a copy of the Code of Ethics without charge by writing us and requesting a copy, attention: John Quandahl, 11550 “I” Street, Omaha, Nebraska 68137. You may also request a copy by calling us at (402) 551-8888.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of the copies of such forms furnished to us by our officers and directors and by WCR, LLC and BC Alpha Holdings I, LLC, we believe that all such filings were filed on a timely basis for fiscal year 2019, except that Mr. Donchev and Mr. Miller each had one late Form 4 filing.

ITEM 11         EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation awarded to or earned by:  (i) each individual who served as the principal executive officer and principal financial officer of Western Capital during the year ended December 31, 2019; and (ii) each other individual that served as an executive officer of Western Capital at the conclusion of the year ended December 31, 2019 and who received more than $100,000 in the form of salary and bonus during such fiscal year.  For purposes of this report, these individuals are collectively referred to as our “named executives.”

Name and Principal Position			Salary		Bonus		Total
John Quandahl (1) Pres. and Chief Executive Officer	2019 2018	$ $	305,000 300,000	$ $	167,500 —	$ $	472,500 300,000
Angel Donchev (2) Chief Financial Officer, Chief Investment Officer	2019 2018	$ $	300,000 300,000	$ $	135,000 135,000	$ $	435,000 435,000
Steve Irlbeck (3) Secretary	2019 2018	$ $	245,000 225,000	$ $	125,000 40,500	$ $	370,000 265,500

(1)	Mr. Quandahl is our President and Chief Executive Officer (appointed January 1, 2009) and our Chief Operating Officer (appointed November 29, 2007).

(2)	Mr. Donchev serves as our Chief Financial Officer (appointed on August 16, 2017) and Chief Investment Officer (appointed February 2015).

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

Effective April 1, 2016, we entered into a First Amendment to Amended and Restated Employment and Non-Competition Agreement with our Chief Executive Officer, Mr. John Quandahl.  In November 2019, we entered into a new agreement with Mr. Quandahl effective through November 2022. The agreement has a term of three years and contains other terms and conditions that are similar to those of the original and amended agreements which have expired.  Specifically, the amended and restated agreement provides an annual base salary and eligibility for an annual performance-based cash bonus pool for management.  The amended and restated agreement also contains customary non-solicitation and non-competition provisions as well as provisions for severance payments upon termination by the Company without cause or upon termination by Mr. Quandahl with good reason.

COMPENSATION OF DIRECTORS

Name and Principal Position			Compensation		Other Annual Compensation		Total
Richard Miller (1) Director	2019 2018	$ $	— —	$ $	100,000 100,000	$ $	100,000 100,000
Ellery Roberts (2) Director	2019 2018	$ $	42,000 21,000	$ $	— —	$ $	42,000 21,000
Kevin Kuby Director	2019 2018	$ $	— —	$ $	— —	$ $	— —
Jonathan Tipton (3) Director	2019 2018	$ $	— —	$ $	— —	$ $	— —
Jack Myers (4) Director	2019 2018	$ $	— —	$ $	— —	$ $	— —

(1)

Mr. Miller provides management consulting services to the Company in addition to his services as a director of the Board.  In accordance with the consulting agreement, his compensation is $100,000 per year.

(2)	Mr. Roberts serves on the Audit and Compensation Committees of the Board of Directors. In connection with this service, the Board of Directors approved the payment of compensation.
(3)	Mr. Tipton resigned from the Board of Directors on June 14, 2018.
(4)	Mr. Myers was appointed to the Board of Directors effective August 28, 2019.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The table below sets forth certain information, as of the close of business on December 31, 2019, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

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

(1)

In February 2015, our Board of Directors adopted the 2015 Stock Incentive Plan.  The 2015 Stock Incentive Plan was approved by our shareholders on January 20, 2016.  Refer to Note 15, “Equity” of the notes to our consolidated financial statements included in this report for additional information. We are not required by applicable state law or the listing standards of any self-regulatory organization or quotation service (e.g., the OTC Markets, NASD, AMEX or NYSE) to obtain the approval of our security holders prior to issuing any compensatory options, warrants or other rights to purchase our securities.

Certain managers of our subsidiaries have options issued for subsidiary stock, which if exercised will dilute parent’s ownership in those subsidiaries.

Security ownership of certain beneficial owners and management

As of the close of business on March 30, 2020, we had outstanding 9,265,778 shares of common stock.  Each share of capital stock is currently entitled to one vote on all matters put to a vote of our shareholders.  The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 30, 2019, by:

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

Name and Address	Common Shares Beneficially Owned (1)	Percentage of Common Shares (1)
Richard Miller	92,166	* %
Ellery Roberts	—	—%
Kevin Kuby	—	—%
Jack Myers	—	—%
John Quandahl	30,000	* %
Steve Irlbeck	10,000	* %
Angel Donchev	54,865	* %
All current executive officers and directors as a group (2)	187,031	1.99%
WCR, LLC (3) c/o Blackstreet Capital Management, LLC 5425 Wisconsin Avenue Suite #701 Chevy Chase, MD 20815	4,117,510	44.44%
BC Alpha Holdings I, LLC (4) c/o Blackstreet Capital Management, LLC 5425 Wisconsin Avenue Suite #701 Chevy Chase, MD 20815	1,480,691	15.98%
Blackstreet Capital Advisors II, LLC (5) c/o Blackstreet Capital Management, LLC 5425 Wisconsin Avenue Suite #701 Chevy Chase, MD 20815	667,511	7.20%

*	less than one percent.

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

(2)	Consists of Messrs. Miller, Roberts, Kuby, Quandahl, Irlbeck, Donchev, and Myers.

(3)	Share figures contained in the table are taken from WCR, LLC’s most recent filing under §13 of the Securities Exchange Act of 1934, filed on January 9, 2017.

(4)	Share figures contained in the table are taken from BC Alpha Holdings I, LLC’s most recent filing under §13 of the Securities Exchange Act of 1934, filed on January 9, 2017.

(5)	Share figures contained in the table are taken from Blackstreet Capital Advisors II, LLC’s most recent filing under §13 of the Securities Exchange Act of 1934, filed on January 9, 2017.

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

ITEM 14         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees we were billed for audit and non-audit services rendered for fiscal years 2019 and 2018.  Sadler, Gibb & Associates, LLC reviewed our quarterly filings and audited the Company’s consolidated financial statements for the year 2019 and 2018.

Independent Registered Public Accounting Firm Fees

	2019	2018
Audit Fees	$130,000	$117,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$130,000	$117,500

Our auditor Sadler, Gibb & Associates, LLC did not perform any other audit-related, tax-related or other services for fees during either of fiscal 2019 or 2018.

Audit Fees.   The fees identified under this caption were for professional fees rendered in connection with the audit of our annual consolidated financial statements, review of our quarterly condensed consolidated financial statements and statutory and regulatory filings and engagements for the years identified.

Approval Policy.  Our Audit Committee approves in advance all services provided by our independent registered public accounting firm.  All engagements of our independent registered public accounting firms in years ended 2019 and 2018 were pre-approved by the Audit Committee.

PART IV

ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

EXHIBITS

Exhibit No.	Description
3.1

Certificate of Incorporation, filed with the Delaware Secretary of State on May 11, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on May 17, 2016).

3.2	Bylaws effective May 11, 2016 (incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed on May 17, 2016).
4.1	Description of Registrant's Securities
10.1	2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 9, 2015).
10.2	Form of Stock Option Agreement for use with 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on February 9, 2015).
10.3	Consulting Agreement with Ric Miller Consulting, Inc. dated as of April 1, 2010 (incorporated by reference to Exhibit 10.17 to the registrant’s annual report on Form 10-K filed on March 30, 2012).
10.4	Employment Agreement with John Quandahl dated as of November 1, 2019 (filed herewith).
10.5

Amended and Restated Employment Agreement with Angel Donchev, effective as of August 16, 2017 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on November 14, 2017).

10.6

Second Amended and Restated Management and Advisory Agreement with Blackstreet Capital Management, LLC, effective as of November 1, 2017 (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed on November 14, 2017).

14	Code of Ethics (amended and restated as of August 15, 2019) (filed herewith)
21	List of Subsidiaries (filed herewith).
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Schema Document (filed herewith).

101.CAL	XBRL Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Definition Linkbase Document (filed herewith).

101.LAB	XBRL Label Linkbase Document (filed herewith).

101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Capital Resources, Inc.

/s/ John Quandahl	3/30/20
John Quandahl

Chief Executive Officer

/s/ Angel Donchev	3/30/20
Angel Donchev

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Quandahl	3/30/20	/s/ Ellery Roberts, Director	3/30/20
John Quandahl, Director, Chief Executive Officer, Chief Operating Officer (principal executive officer)

/s/ Angel Donchev	3/30/20	/s/ Richard Miller, Director	3/30/20
Angel Donchev, Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Kevin Kuby	3/30/20	/s/ Jack Myers	3/30/20
Kevin Kuby, Director		Jack Myers, Director