Form 10-Q
period 2020-03-31
WESTERN CAPITAL RESOURCES, INC.
filed 2020-05-15
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☑

As of May 15, 2020, the registrant had outstanding 9,265,778 shares of common stock, $0.0001 par value per share.

Western Capital Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$21,352,241	$27,132,540
Short-term investments	22,511,712	14,756,665
Loans receivable (net of allowance for losses of $662,000 and $673,000, respectively)	2,738,020	3,860,411
Accounts receivable (net of allowance for losses of $90,000 and $13,000, respectively)	2,271,517	517,476
Inventories (net of allowance of $864,000 and $1,065,000, respectively)	8,817,697	8,330,691
Prepaid expenses and other	2,936,085	2,679,859
TOTAL CURRENT ASSETS	60,627,272	57,277,642

INVESTMENTS	1,000,000	1,500,000

PROPERTY AND EQUIPMENT, net	9,457,967	9,725,043

OPERATING LEASE RIGHT-OF-USE ASSETS	12,187,708	12,344,894

INTANGIBLE ASSETS, net	3,961,873	4,041,650

LOAN RECEIVABLE	703,745	694,987

OTHER	571,131	525,884

GOODWILL	5,796,528	5,796,528

TOTAL ASSETS	$94,306,224	$91,906,628

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$8,744,760	$7,710,222
Accrued payroll	1,942,602	2,572,331
Current portion operating lease liabilities	5,049,025	5,079,745
Other current liabilities	1,169,524	1,276,613
Income taxes payables	844,774	243,149
Current portion notes payable	66,362	65,414
Current portion finance lease obligations	—	1,161
Contract liabilities	627,149	794,830
TOTAL CURRENT LIABILITIES	18,444,196	17,743,465

LONG-TERM LIABILITIES
Notes payable, net of current portion	1,002,856	1,019,837
Operating lease liabilities, net of current portion	7,308,021	7,444,789
Deferred income taxes	379,000	385,000
TOTAL LONG-TERM LIABILITIES	8,689,877	8,849,626

TOTAL LIABILITIES	27,134,073	26,593,091

COMMITMENTS AND CONTINGENCIES (Note 14)	—	—

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 12,500,000 shares authorized, 9,265,778 shares issued and outstanding as of March 31, 2020 and December 31, 2019	927	927
Additional paid-in capital	29,031,741	29,031,741
Retained earnings	35,147,081	33,706,035
TOTAL WESTERN SHAREHOLDERS’ EQUITY	64,179,749	62,738,703

NONCONTROLLING INTERESTS	2,992,402	2,574,834

TOTAL EQUITY	67,172,151	65,313,537

TOTAL LIABILITIES AND EQUITY	$94,306,224	$91,906,628

See notes to condensed consolidated financial statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
REVENUES
Sales and associated fees	$26,808,486	$23,820,838
Financing fees and interest	2,044,697	2,114,871
Other revenues	4,744,598	4,022,511
Total Revenues	33,597,781	29,958,220

COST OF REVENUES
Cost of sales	13,931,349	12,736,421
Provisions for loans receivable losses	291,428	218,277
Total Cost of Revenues	14,222,777	12,954,698

GROSS PROFIT	19,375,004	17,003,522

OPERATING EXPENSES
Salaries, wages and benefits	8,914,954	8,095,947
Occupancy	2,827,239	2,764,283
Advertising, marketing and development	1,827,955	1,775,842
Depreciation	498,658	429,500
Amortization	184,778	184,536
Other	2,284,318	2,264,592
Total Operating Expenses	16,537,902	15,514,700

OPERATING INCOME	2,837,102	1,488,822

OTHER INCOME (EXPENSES):
Dividend and interest income	138,727	181,543
Interest expense	(15,816)	(26,255)
Total Other Income (Expenses)	122,911	155,288

INCOME BEFORE INCOME TAXES	2,960,013	1,644,110

PROVISION FOR INCOME TAX EXPENSE	593,110	344,000

NET INCOME	2,366,903	1,300,110

LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(462,568)	(249,697)

NET INCOME ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$1,904,335	$1,050,413

EARNINGS PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
Basic and diluted	$0.21	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	9,265,778	9,388,677

See notes to condensed consolidated financial statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Western Capital Resources, Inc. Shareholders
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total
BALANCE – December 31, 2019	9,265,778	$927	$29,031,741	$33,706,035	$2,574,834	$65,313,537
Net income	—	—	—	1,904,335	462,568	2,366,903
Distributions to Noncontrolling Interests	—	—	—	—	(45,000)	(45,000)
Dividends	—	—	—	(463,289)	—	(463,289)
BALANCE – March 31, 2020	9,265,778	$927	$29,031,741	$35,147,081	$2,992,402	$67,172,151

	Western Capital Resources, Inc. Shareholders
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total
BALANCE – December 31, 2018	9,388,677	$939	$29,031,741	$33,774,293	$1,876,908	$64,683,881
Net income	—	—	—	1,050,413	249,697	1,300,110
Noncontrolling Interest equity contribution	—	—	—	—	17,446	17,446
Distributions to Noncontrolling Interests	—	—	—	—	(266,600)	(266,600)
Dividends	—	—	—	(469,434)	—	(469,434)
BALANCE – March 31, 2019	9,388,677	$939	$29,031,741	$34,355,272	$1,877,451	$65,265,403

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
OPERATING ACTIVITIES
Net income	$2,366,903	$1,300,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	498,658	429,500
Amortization	184,778	184,536
Amortization of operating lease right-of-use assets	1,475,354	1,411,389
Deferred income taxes	(6,000)	291,000
Gain on disposals	(7,737)	(147,977)
Accrued interest from investing activities	(6,002)	(73,862)
Changes in operating assets and liabilities:
Loans receivable	1,122,391	980,252
Accounts receivable	(1,754,041)	(1,510,812)
Inventory	(421,296)	(1,232,366)
Prepaid expenses and other assets	(296,199)	(386,216)
Operating lease liabilities	(1,658,358)	(1,594,341)
Accounts payable and accrued expenses	1,123,592	508,655
Deferred revenue and other current liabilities	(274,770)	146,689
Net cash and cash equivalents provided by operating activities	2,347,273	306,557

INVESTING ACTIVITIES
Purchases of investments	(16,161,391)	(17,940,344)
Proceeds from held-to-maturity investments	8,903,588	13,680,000
Purchases of property and equipment	(133,410)	(84,839)
Acquisition of stores, net of cash acquired	(260,876)	(164,400)
Proceeds from the disposal of operating assets	50,000	1,120,000
Net cash and cash equivalents used by investing activities	(7,602,089)	(3,389,583)

FINANCING ACTIVITIES
Payments on notes payable – long-term	(16,033)	(5,204)
Payments on finance leases	(1,161)	(12,278)
Distributions to noncontrolling interests	(45,000)	(266,600)
Payments of dividends	(463,289)	(469,434)
Net cash and cash equivalents used in financing activities	(525,483)	(753,516)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,780,299)	(3,836,542)

CASH AND CASH EQUIVALENTS
Beginning of period	27,132,540	16,724,983
End of period	$21,352,241	$12,888,441

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$—	$16,475
Interest paid	$15,882	$20,353
Noncash investing and financing activities:
Assets received in acquisition	$580,972	$1,694,546
Liabilities assumed in acquisition	$580,972	$1,325,024
Note payable assumed in acquisition	$—	$347,918
Noncontrolling interest contribution to subsidiary	$—	$17,446
Right-of-use assets obtained and operating lease obligations incurred	$923,097	$963,486
Right-of-use asset and operating lease obligation disposals	$130,357	$—

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Management has analyzed the impact of the Coronavirus pandemic (“COVID-19”) on its financial statements as of March 31, 2020 and has determined that the changes to its significant judgements and estimates did not have a material impact with respect to goodwill, intangible assets or long-lived assets.

For further information, refer to the Consolidated Financial Statements and notes thereto included in our Form 10-K for the year ended December 31, 2019. The condensed consolidated balance sheet at December 31, 2019, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP.

Nature of Business

Western Capital Resources, Inc. (“WCR”) is a parent company owning operating subsidiaries, with percentage owned shown parenthetically, as summarized below.

●	Cellular Retail

o

PQH Wireless, Inc. (“PQH”) (100%) – operates 221 cellular retail stores as of March 31, 2020 (108 100% owned plus 113 held through its controlled but less than 100% owned subsidiaries), exclusively as an authorized retailer of the Cricket brand.

●	Direct to Consumer

o

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

o	J&P Real Estate, LLC (“JPRE”) (100%) – owns real estate utilized as JPPA’s distribution and warehouse facility and the corporate offices of JPPA.

●	Consumer Finance

o

Wyoming Financial Lenders, Inc. (“WFL”) (100%) – owns and operates “payday” stores  (38 as of March 31, 2020, two of which are located within the Company’s retail pawn stores) in six states (Iowa, Kansas, Nebraska, North Dakota, Wisconsin and Wyoming) providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

o

Express Pawn, Inc. (“EPI”) (100%) – owns and operates retail pawn stores (three as of March 31, 2020) in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of merchandise obtained from forfeited pawn loans or purchased from customers.

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

Reclassifications

Certain Statement of Income reclassifications have been made in the presentation of our prior financial statements to conform to the presentation as of and for the three months ended March 31, 2020.

Recent Accounting Pronouncements

In April, 2020 the staff of the Financial Accounting Standards Board (FASB) issued a question-and-answer document that says entities can elect not to evaluate whether a concession provided by a lessor to a lessee in response to the effects of the coronavirus pandemic is a lease modification.  Retailers may make the elections for any lessor-provided concessions related to the effects of the coronavirus pandemic as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company has made such election.  The Company has received minimal rent concessions and has not entered into any lease modifications to date.  As such, the Company does not believe this election will have a material impact on our financial condition, results of operations or consolidated financial statements.

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

Consumer advocacy groups in many states are actively seeking state law changes which would effectively end the viability of a payday loan business, including Nebraska where we generate approximately 28% of our payday lending revenue, or approximately 1.6% of our consolidated revenue.  If these groups are successful in Nebraska, we will likely cease payday lending activities in Nebraska.

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

Concentrations

The Company has demand deposits at financial institutions, often times in excess of the limit for insurance by the Federal Deposit Insurance Corporation.  As of March 31, 2020, the Company had demand deposits in excess of insurance amounts of approximately $6.73 million.

COVID-19

In December 2019 COVID-19 emerged in Wuhan, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to almost all other countries, including the United States, and infections have been reported globally.

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future.  As of March 31, 2020, the Company’s Cellular Retail segment had temporarily closed approximately 75 locations.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may have a material impact on our business, financial condition and results of operations.  The significance of the impact of the COVID-19 outbreak on the Company’s businesses and the duration for which it may have an impact cannot be determined at this time.

3.	Cash Equivalents and Marketable Investments –

The following table shows the Company’s cash and cash equivalents and held-to-maturity investments, by significant investment category, recorded as cash and cash equivalents or short- and long-term investments:

	March 31, 2020	December 31, 2019
Cash and cash equivalents
Operating accounts	$12,509,044	$10,163,845
Money Market – U.S. Treasury obligations	6,258,991	4,450,433
U.S. Treasury obligations	2,584,206	12,518,262
Subtotal	21,352,241	27,132,540

Held to Maturity Investments
Certificates of deposit (4 – 24 month maturities, FDIC insured)	$11,315,739	$9,049,787
U.S. Treasury obligations (less than one year maturities)	12,195,973	7,206,878
Subtotal	23,511,712	16,256,665

TOTAL	$44,863,953	$43,389,205

Held to maturity investments consisted of the following:

March 31, 2020
	Cost	Accrued Interest	Amortized Discount	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Certificates of Deposit	$11,271,888	$43,851	$—	$11,315,739	$(25,906)	$11,289,833
U.S. Treasuries	12,155,120	—	40,853	12,195,973	2,953	12,198,926
	$23,427,008	$43,851	$40,853	$23,511,712	$(22,953)	$23,488,759

December 31, 2019
	Cost	Accrued Interest	Amortized Discount	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Certificates of Deposit	$9,015,618	$34,169	$—	$9,049,787	$(32,429)	$9,017,358
U.S. Treasuries	7,153,587	—	53,291	7,206,878	2,883	7,209,761
	$16,169,205	$34,169	$53,291	$16,256,665	$(29,546)	$16,227,119

Interest income recognized on held-to-maturity investments and other sources was as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Held-to-maturity	$116,075	$142,146
Other	22,652	39,397
	$138,727	$181,543

4.         Loans Receivable –

The Consumer Finance segment’s outstanding loans receivable aging is as follows:

March 31, 2020
	Payday	Installment	Pawn	Total
Current	$2,390,819	$38,006	$278,764	$2,707,589
1-30	168,738	3,337	—	172,075
31-60	127,840	720	—	128,560
61-90	112,411	108	—	112,519
91-120	105,426	—	—	105,426
121-150	86,619	—	—	86,619
151-180	87,232	—	—	87,232
	3,079,085	42,171	278,764	3,400,020
Less Allowance	(662,000)	—	—	(662,000)
	$2,417,085	$42,171	$278,764	$2,738,020

December 31, 2019
	Payday	Installment	Pawn	Total
Current	$3,322,131	$67,891	$309,934	$3,699,956
1-30	216,753	10,590	—	227,343
31-60	140,872	6,234	—	147,106
61-90	117,544	2,649	—	120,193
91-120	118,626	840	—	119,466
121-150	110,278	395	—	110,673
151-180	108,674	—	—	108,674
	4,134,878	88,599	309,934	4,533,411
Less Allowance	(673,000)	—	—	(673,000)
	$3,461,878	$88,599	$309,934	$3,860,411

5.         Loans Receivable Allowance –

A rollforward of the Consumer Finance segment’s loans receivable allowance is as follows:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Loans receivable allowance, beginning of period	$673,000	$818,000
Provision for loan losses charged to expense	291,428	975,938
Write-offs, net	(302,428)	(1,120,938)
Loans receivable allowance, end of period	$662,000	$673,000

6.         Accounts Receivable –

A breakdown of accounts receivables by segment is as follows:

March 31, 2020
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$134,151	$2,204,478	$22,888	$2,361,517
Less allowance	—	(90,000)	—	(90,000)
Net accounts receivable	$134,151	$2,114,478	$22,888	$2,271,517

December 31, 2019
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$184,519	$318,235	$27,722	$530,476
Less allowance	—	(13,000)	—	(13,000)
Net accounts receivable	$184,519	$305,235	$27,722	$517,476

A portion of accounts receivable are unsettled credit card sales from the prior one to five business days.  This makes up 46% and 68% of the net accounts receivable balance at March 31, 2020 and December 31, 2019, respectively.

7.         Inventory –

Inventories consist of:

	March 31, 2020	December 31, 2019
Finished Goods
Cellular Retail	$5,673,728	$5,687,771
Direct to Consumer	3,195,325	2,888,483
Consumer Finance	812,644	819,437
Reserve	(864,000)	(1,065,000)
TOTAL	$8,817,697	$8,330,691

As a result of changes in the market for certain Company products and the resulting deteriorating value, carrying amounts for those inventories were reduced by approximately $864,000 and $1,065,000 at March 31, 2020 and December 31, 2019, respectively. These inventory write-downs have been reflected in adjustments to cost of goods sold in the statement of operations. Management believes that these reductions properly reflect inventory at lower of cost or market, and no additional losses will be incurred upon disposition.

8.         Leases –

The Company lease accounting policy follows the guidance from ASC 842 - Leases, which provides guidance on the recognition, presentation and disclosure of leases in consolidated condensed financial statements.

Total components of operating lease expense for the real property asset class (in thousands) were as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease expense	$1,652	$1,401
Variable lease expense	539	694
Total lease expense	$2,191	$2,095

Other information related to operating leases was as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Weighted average remaining lease term, in years	2.97	2.60

Weighted Average Discount Rate	5.8%	5.9%

Future minimum lease payments under operating leases as of March 31, 2020 (in thousands) were as follows:

Operating Leases
Remainder of 2020	$4,381
2021	4,338
2022	2,781
2023	1,307
2024	645
2025	94
Thereafter	28
Total future minimum lease payments	13,574
Less: imputed interest	(1,217)
Total	$12,357
Current portion operating lease liabilities	$5,049
Non-Current operating lease liabilities	7,308
Total	$12,357

9.         Notes Payable – Long Term –

	March 31, 2020	December 31, 2019
Subsidiary subordinated note payable to seller with monthly interest only payments at 6%, guaranteed by PQH, maturing August 5, 2022 when the principal balance is due.	$789,216	$789,216
Subsidiary note payable to a financial institution, with monthly principal and interest payments of $6,692, bearing interest at 5.5%, secured by substantially all assets of the subsidiary, and maturing January 4, 2024.	280,002	296,035
Total	1,069,218	1,085,251
Less current maturities	(66,362)	(65,414)
	$1,002,856	$1,019,837

10.     Cash Dividends –

Date Declared	Record Date	Dividend Per Share	Payment Date	Dividend Paid
February 13, 2020	February 28, 2020	$0.05	March 9, 2020	$463,289

11.       Revenue –

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

Due to COVID-19 and at the request of Cricket Wireless, the Cellular Retail segment temporarily closed approximately 75 retail locations in March 2020.  In conjunction with the request, Cricket Wireless notified the Company that it would be providing supplemental commissions for the store closures.  Supplemental commissions related to the closed locations of approximately $285,000, as reported to us by Cricket, was included in revenue in the three-month period ended March 31, 2020.

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

12.     Other Operating Expense –

A breakout of other expense is as follows:

	For The Three Months Ended
	March 31, 2020	March 31, 2019
Bank fees	$560,978	$504,981
Collection costs	78,069	77,715
Insurance	196,381	188,296
Management and advisory fees	211,003	202,146
Professional and consulting fees	380,496	553,622
Supplies	217,579	138,592
Gain on disposal	(7,737)	(1,415)
Other	647,549	600,655
	$2,284,318	$2,264,592

13.       Segment Information –

Segment information related to the three-month period ended March 31, 2020 and 2019 (in thousands) is as follows:

Thee Months Ended March 31, 2020 (in thousands)
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$19,533	$11,599	$421	$—	$31,553
Fees and interest income	$—	$—	$2,045	$—	$2,045
Total Revenue	$19,533	$11,599	$2,466	$—	$33,598
Net income (loss)	$1,184	$1,176	$225	$(218)	$2,367
Total segment assets	$35,495	$15,307	$8,347	$35,157	$94,306
Expenditures for segmented assets	$336	$118	$—	$—	$454

Three Months Ended March 31, 2019 (in thousands)
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$16,501	$10,941	$401	$—	$27,843
Fees and interest income	$—	$—	$2,115	$—	$2,115
Total Revenue	$16,501	$10,941	$2,516	$—	$29,958
Net income (loss)	$571	$650	$233	$(154)	$1,300
Total segment assets	$34,253	$13,968	$8,429	$36,039	$92,689
Expenditures for segmented assets	$229	$34	$—	$—	$263

14.       Commitments and Contingencies –

Employment Agreements

Pursuant to the numerous employment agreements, bonuses of approximately $203,000 and $158,000 were accrued for the three months ended March 31, 2020 and 2019, respectively.

Assigned Leases

The Company’s Cellular Retail segment has transferred operations of many locations to other dealers and remains contingently liable under many lease agreements. Minimum lease payments of assigned or assumed non-cancelable operating leases related to transferred locations in which a release has not been obtained from the lessor are approximately $1,876,000 as of March 31, 2020.

Legal Proceedings

The Company is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. The Company does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

15.       Subsequent Events –

Dividend Declared

Our Board of Directors declared the following dividend:

Date Declared	Record Date	Dividend Per Share	Payment Date
May 5, 2020	May 22, 2020	$0.025	June 2, 2020

COVID-19

As of the date of this report, the Company’s Cellular Retail segment has reopened approximately 45 of the locations temporarily closed in March 2020.  Cricket Wireless continued to provide supplemental commissions related to the store closures.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may have a material impact on our business, financial condition and results of operations.

The significance of the impact of the COVID-19 outbreak on the Company’s businesses and the duration for which it may have an impact cannot be determined at this time.

We evaluated all events or transactions that occurred after March 31, 2020 through the date we issued these financial statements. During this period we did not have any other material subsequent events that impacted our financial statements.

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

Specific factors that might cause actual results to differ from our expectations or may affect the value of the common stock, include, but are not limited to:

●	Changes in local, state or federal laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations;
●	Litigation and regulatory actions directed toward the consumer finance industry or us, particularly in certain key states;
●	Our need for additional financing;
●	Changes in our authorization to be a dealer for Cricket Wireless;
●	Changes in authorized Cricket dealer compensation;
●	Lack of advertising support and sales promotions from Cricket Wireless in the markets we operate;
●	Direct and indirect effects of COVID-19 on our employees, customers, our supply chain, the economy and financial markets; and
●	Unpredictability or uncertainty in financing and merger and acquisition markets, which could impair our ability to grow our business through acquisitions.

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

Our significant accounting policies are discussed in Note 1, “Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies,” of the notes to our condensed consolidated financial statements included in this report together with our significant accounting policies discussed in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the notes to our December 31, 2019 consolidated financial statements included in our Form 10-K for the year ended December 31, 2019.  We believe that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements.

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

See Note 4, “Loans Receivable,” and Note 5, “Loans Receivable Allowance,” of the notes to our consolidated financial statements included in this report for our outstanding loans receivable aging and loans receivable allowance rollforward as of and for the three month ended March 31, 2020 and the year ended December 31, 2019.

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

Management has analyzed the impact of the Coronavirus pandemic (“COVID-19”) on its financial statements as of March 31, 2020 and has determined that the changes to its significant judgements and estimates did not have a material impact with respect to goodwill, intangible assets or long-lived assets. However, the Company's future assessment of the magnitude and duration of COVID-19/coronavirus, as well as other factors, could result in material impacts to the Consolidated Financial Statements in future reporting periods.

Operating Leases

We have many retail and office space lease agreements and insignificant equipment lease agreements which are accounted for as operating leases.  The real property leases typically are for three- to five-year terms with many containing options for similar renewal periods.  We determine if an arrangement is or contains a lease at inception.

Under ASC 842, we recognize right-of-use (“ROU”) assets and lease liabilities for operating leases.  ROU assets and lease liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term.  For our leased real property asset class, we do not separate lease and non-lease components when determining the amounts of a lease payment.  As most of our leases do not provide an implicit rate, we use WCR’s collateralized incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

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

Results of Operations – Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net income attributable to our common shareholders was $1.90 million, or $0.21 per share (basic and diluted), for the quarter ended March 31, 2020, compared to net income of $1.05 million, or $0.11 per share (basic and diluted), for the quarter ended March 31, 2019.

We expect segment operating results and earnings per share to change throughout 2020 due, at least in part, to the seasonality of the Direct to Consumer and Cellular Retail segments, potential mergers and acquisitions activity and unknown impact of COVID-19.

Following is a discussion of operating results by segment.

The following table provides revenues and net income attributable to WCR common shareholders for the quarters ended March 31, 2020 and March 31, 2019 (in thousands).

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Three Months Ended March 31, 2020
Revenue	$19,533	$11,599	$2,466	$—	$33,598
% of total revenue	58.1%	34.5%	7.4%	—%	100.0%
Net income (loss)	$1,184	$1,176	$225	$(218)	$2,367
Net income attributable to noncontrolling interests	$463	$—	$—	$—	$463
Net income (loss) attributable to WCR common shareholders	$721	$1,176	$225	$(218)	$1,904

Three Months Ended March 31, 2019
Revenue	$16,501	$10,941	$2,516	$—	$29,958
% of total revenue	55.1%	36.5%	8.4%	—%	100.0%
Net income (loss)	$571	$650	$233	$(154)	$1,300
Net income attributable to noncontrolling interests	$250	$—	$—	$—	$250
Net income (loss) attributable to WCR common shareholders	$321	$650	$233	$(154)	$1,050

Cellular Retail

A summary table of the number of Cricket Wireless retail stores we operated during the three months ended March 31, 2020 and March 31, 2019 follows:

	2020	2019
Beginning	222	205
Acquired/ Launched	7	31
Closed/Transferred	(8)	(35)
Ending	221	201

Period over period, net income attributable to shareholders increased from $0.32 million in the comparable prior year quarter to $0.72 million in the current quarter.  Our strategic location disposals and additions from the first quarter of 2019 through the current quarter has resulted in a better mix of stores and the increased operating results attributable to shareholders period over period.

Due to the impact of COVID-19 and even though our stores were generally deemed to be “essential businesses”, on March 19, 2020 we began the process of temporarily closing approximately 75 of our retail stores.  Cricket Wireless provided supplemental commissions to alleviate the financial strain caused by the closures.  Our stores that remained open reduced hours of operations and experienced various levels of decreased activity.  As of the date of the filing of this report, approximately 45 of the locations that temporarily closed have re-opened, but with reduced hours of operations.

Direct to Consumer

The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual revenue and net income in the months of March through May and December due to the seasonal products it sells.  For the current quarter, the Direct to Consumer segment had net income of $1.18 million compared to net income of $0.65 million for the comparable prior year period.  Revenues for the three month period ended March 31, 2020 were $11.60 million compared to $10.94 million for the comparable period in 2019.  Similar to other online retailers, the Direct to Consumer segment has experienced an increase in demand and sales activity due to COVID-19.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the quarters ended March 31, 2020 and March 31, 2019 follows:

	2020	2019
Beginning	39	41
Acquired/ Launched	—	—
Closed	—	(2)
Ending	39	39

Our Consumer Finance segment revenues decreased $0.05 million, or 2.0%, for the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019.  This segment and the industry continues to experience declines in loan and check cashing activity.  In addition, in the later part of March 2020 the segment began to experience a larger than normal decline in lending activity due to COVID-19.

Corporate

Net costs related to our Corporate segment were $0.22 million for the quarter ended March 31, 2020 compared to $0.15 million for the quarter ended March 31, 2019.  The period over period increase in net costs is primarily due to a decrease in investment income and an increase in compensation costs.

Consolidated Income Tax Expense

Provision for income tax expense for the quarter ended March 31, 2020 was $0.59 million compared to $0.34 million for the quarter ended March 31, 2019 for an effective rate of 20.0% and 20.9%, respectively.  The effective tax rate, while consistent, is lower than the federal plus state effective rates due to impact of noncontrolling interest share of positive net income not subject to income tax at the consolidated group level.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three Months Ended March 31,
	2020	2019
Cash flows provided (used) by:
Operating activities	$2,347,273	$306,557
Investing activities	(7,602,089)	(3,389,583)
Financing activities	(525,483)	(753,516)
Net decrease in cash and cash equivalents	(5,780,299)	(3,836,542)
Cash and cash equivalents, beginning of period	27,132,540	16,724,983
Cash and cash equivalents, end of period	$21,352,241	$12,888,441

At March 31, 2020, we had cash and cash equivalents of $21.35 million compared to cash and cash equivalents of $12.89 million on March 31, 2019, the increase coming primarily from converting investments to cash and cash equivalents as noted above.  We believe that our available cash, combined with expected cash flows from operations and our held-to-maturity investments, will be sufficient to fund our liquidity and capital expenditure requirements through March of 2021.  Our expected short-term uses of available cash include the funding of operating activities and the payment of dividends.

In addition to cash and cash equivalents, at March 31, 2020, we had $11.32 million invested in certificates of deposit (limited to $250,000 per financial institution per entity) and $12.20 million in short-term T-Bills or Notes.

At March 31, 2020, our outstanding debt and capital lease obligations were $1.07 million compared to $1.09 million at December 31, 2019.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2020.

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

As of March 31, 2020, our Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2020.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information about purchases of Western Capital Resources, Inc. common stock by us during the three months ended March 31, 2020.

Share Repurchases
Period Beginning	Period Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Board Approved Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
January 1, 2020	January 31, 2020	—	$—	—	$476,900
February 1, 2020	February 29, 2020	—	$—	—	$476,900
March 1, 2020	March 31, 2020	—	$—	—	$1,476,900
		—		—

(1)

On September 13, 2018, our Board of Directors authorized a share repurchase program under which we may repurchase up to $1 million of common stock.  Repurchases may be made from time to time on the open market or through privately negotiated transactions

In March 2020, our Board of Directors amended the repurchase program, increasing the amount of share repurchases authorized from $1 million to $2 million.

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

Dated: May 15, 2020	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Angel Donchev
Angel Donchev
Chief Financial Officer