Form 10-Q
period 2020-06-30
WESTERN CAPITAL RESOURCES, INC.
filed 2020-08-14
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

Yes  ☐  No  ☑

As of August 14, 2020, the registrant had outstanding 9,134,889 shares of common stock, $0.0001 par value per share.

Western Capital Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$24,671,152	$27,132,540
Short-term investments	26,948,347	14,756,665
Loans receivable (net of allowance for losses of $340,000 and $673,000, respectively)	2,099,121	3,860,411
Accounts receivable (net of allowance for losses of $65,000 and $13,000, respectively)	567,715	517,476
Inventories (net of allowance of $751,000 and $1,065,000, respectively)	7,927,993	8,330,691
Prepaid expenses and other	2,168,917	2,679,859
TOTAL CURRENT ASSETS	64,383,245	57,277,642

INVESTMENTS	1,000,000	1,500,000

PROPERTY AND EQUIPMENT, net	8,934,805	9,725,043

OPERATING LEASE RIGHT-OF-USE ASSETS	10,827,671	12,344,894

INTANGIBLE ASSETS, net	3,901,997	4,041,650

LOAN RECEIVABLE	715,885	694,987

OTHER	509,686	525,884

GOODWILL	5,796,528	5,796,528

TOTAL ASSETS	$96,069,817	$91,906,628

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$7,095,707	$7,710,222
Accrued payroll	1,929,018	2,572,331
Current portion operating lease liabilities	4,788,516	5,079,745
Other current liabilities	1,260,648	1,276,613
Income taxes payables	2,225,124	243,149
Current portion notes payable	67,299	65,414
Current portion finance lease obligations	—	1,161
Contract liabilities	472,371	794,830
TOTAL CURRENT LIABILITIES	17,838,683	17,743,465

LONG-TERM LIABILITIES
Notes payable, net of current portion	985,702	1,019,837
Operating lease liabilities, net of current portion	6,642,294	7,444,789
Deferred income taxes	221,000	385,000
TOTAL LONG-TERM LIABILITIES	7,848,996	8,849,626

TOTAL LIABILITIES	25,687,679	26,593,091

COMMITMENTS AND CONTINGENCIES (Note 15)	—	—

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 12,500,000 shares authorized, 9,134,889 and 9,265,778 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	913	927
Additional paid-in capital	29,031,741	29,031,741
Retained earnings	38,982,780	33,706,035
TOTAL WESTERN SHAREHOLDERS’ EQUITY	68,015,434	62,738,703

NONCONTROLLING INTERESTS	2,366,704	2,574,834

TOTAL EQUITY	70,382,138	65,313,537

TOTAL LIABILITIES AND EQUITY	$96,069,817	$91,906,628

See notes to condensed consolidated financial statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
REVENUES
Sales and associated fees	$33,319,275	$24,178,741	$60,127,761	$47,999,579
Financing fees and interest	1,172,099	1,985,774	3,216,796	4,100,645
Other revenues	5,080,224	3,991,590	9,824,822	8,014,101
Total Revenues	39,571,598	30,156,105	73,169,379	60,114,325

COST OF REVENUES
Cost of sales	16,973,872	13,059,484	30,905,221	25,795,905
Provisions for loans receivable losses	(212,031)	175,831	79,397	394,108
Total Cost of Revenues	16,761,841	13,235,315	30,984,618	26,190,013

GROSS PROFIT	22,809,757	16,920,790	42,184,761	33,924,312

OPERATING EXPENSES
Salaries, wages and benefits	7,934,605	8,065,521	16,849,559	16,161,468
Occupancy	2,763,468	2,647,662	5,590,707	5,411,945
Advertising, marketing and development	1,998,620	2,023,838	3,826,575	3,799,680
Depreciation	490,966	438,198	989,624	867,698
Amortization	188,891	178,379	373,669	362,915
Other	3,004,700	2,021,278	5,289,018	4,285,870
Total Operating Expenses	16,381,250	15,374,876	32,919,152	30,889,576

OPERATING INCOME	6,428,507	1,545,914	9,265,609	3,034,736

OTHER INCOME (EXPENSES):
Dividend and interest income	71,720	193,976	210,447	375,519
Interest expense	(15,590)	(29,159)	(31,406)	(55,414)
Total Other Income (Expenses)	56,130	164,817	179,041	320,105

INCOME BEFORE INCOME TAXES	6,484,637	1,710,731	9,444,650	3,354,841

PROVISION FOR INCOME TAX EXPENSE	1,417,000	332,000	2,010,110	676,000

NET INCOME	5,067,637	1,378,731	7,434,540	2,678,841

LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(453,904)	(247,531)	(916,472)	(497,228)

NET INCOME ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$4,613,733	$1,131,200	$6,518,068	$2,181,613

EARNINGS PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
Basic and diluted	$0.50	$0.12	$0.71	$0.23

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	9,212,669	9,388,677	9,239,224	9,388,677

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Western Capital Resources, Inc. Shareholders
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total
BALANCE – December 31, 2019	9,265,778	$927	$29,031,741	$33,706,035	$2,574,834	$65,313,537
Net income	—	—	—	1,904,335	462,568	2,366,903
Distributions to Noncontrolling Interests	—	—	—	—	(45,000)	(45,000)
Dividends	—	—	—	(463,289)	—	(463,289)
BALANCE – March 31, 2020	9,265,778	927	29,031,741	35,147,081	2,992,402	67,172,151
Net income	—	—	—	4,613,733	453,904	5,067,637
Distributions to Noncontrolling Interests	—	—	—	—	(1,079,602)	(1,079,602)
Stock redemption	(130,889)	(14)	—	(547,169)	—	(547,183)
Dividends	—	—	—	(230,865)	—	(230,865)
BALANCE – June 30, 2020	9,134,889	$913	$29,031,741	$38,982,780	$2,366,704	$70,382,138

	Western Capital Resources, Inc. Shareholders
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total
BALANCE – December 31, 2018	9,388,677	$939	$29,031,741	$33,774,293	$1,876,908	$64,683,881
Net income	—	—	—	1,050,413	249,697	1,300,110
Noncontrolling Interest equity contribution	—	—	—	—	17,446	17,446
Distributions to Noncontrolling Interests	—	—	—	—	(266,600)	(266,600)
Dividends	—	—	—	(469,434)	—	(469,434)
BALANCE – March 31, 2019	9,388,677	939	29,031,741	34,355,272	1,877,451	65,265,403
Net income	—	—	—	1,131,200	247,531	1,378,731
Distributions to Noncontrolling Interests	—	—	—	—	(470,000)	(470,000)
Dividends	—	—	—	(469,434)	—	(469,434)
BALANCE – June 30, 2019	9,388,677	$939	$29,031,741	$35,017,038	$1,654,982	$65,704,700

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
OPERATING ACTIVITIES
Net income	$7,434,540	$2,678,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	989,624	867,698
Amortization	373,669	362,915
Amortization of operating lease right-of-use assets	2,922,642	2,779,807
Deferred income taxes	(164,000)	234,000
Loss (gain) on disposals	436,775	(147,977)
Accrued interest from investing activities	(36,295)	(164,295)
Changes in operating assets and liabilities:
Loans receivable	1,761,290	624,796
Accounts receivable	(50,239)	(62,492)
Inventory	468,408	1,228,814
Prepaid expenses and other assets	493,624	93,954
Operating lease liabilities	(3,284,320)	(3,110,370)
Accounts payable and accrued expenses	999,780	(3,202,289)
Contract liabilities and other current liabilities	(338,424)	(584,303)
Net cash and cash equivalents provided by operating activities	12,007,074	1,599,099

INVESTING ACTIVITIES
Purchases of investments	(33,981,808)	(18,942,632)
Proceeds from held-to-maturity investments	22,308,707	17,967,000
Purchases of property and equipment	(264,940)	(210,995)
Acquisition of stores, net of cash acquired	(510,876)	(164,400)
Advances on loans receivable	(3,184)	—
Proceeds from the disposal of operating assets	382,989	1,120,000
Net cash and cash equivalents used in investing activities	(12,069,112)	(231,027)

FINANCING ACTIVITIES
Payments on notes payable – long-term	(32,250)	(38,693)
Payments on finance leases	(1,161)	(24,688)
Distributions to noncontrolling interests	(1,124,602)	(736,600)
Common stock redemption	(547,183)	—
Payments of dividends	(694,154)	(938,868)
Net cash and cash equivalents used in financing activities	(2,399,350)	(1,738,849)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,461,388)	(370,777)

CASH AND CASH EQUIVALENTS
Beginning of period	27,132,540	16,724,983
End of period	$24,671,152	$16,354,206

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$196,900	$119,563
Interest paid	$31,579	$44,865
Noncash investing and financing activities:
Assets received in acquisition (see Note 13)	$1,179,878	$1,694,546
Liabilities assumed in acquisition (see Note 13)	$1,179,878	$1,325,024
Note payable assumed in acquisition (see Note 13)	$—	$347,918
Noncontrolling interest contribution to subsidiary (see Note 13)	$—	$17,446
Right-of-use assets obtained and operating lease obligations incurred	$1,426,817	$963,486
Right-of-use asset disposals	$1,145,732	$—
Right-of-use liability disposals	$706,030	$—

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Management has analyzed the impact of the Coronavirus pandemic ("COVID-19") on its financial statements as of June 30, 2020 and has determined that the changes to its significant judgements and estimates did not have a material impact with respect to goodwill, intangible assets or long-lived assets.

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

●	Cellular Retail

○	PQH Wireless, Inc. (“PQH”) (100%) – operates 205 cellular retail stores as of June 30, 2020 (101 100% owned plus 104 held through its controlled but less than 100% owned subsidiaries), exclusively as an authorized retailer of the Cricket brand.

●	Direct to Consumer

○	J&P Park Acquisitions, Inc. (“JPPA”) (100%) – an online and direct marketing distribution retailer of 1) live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins, and Wayside Gardens brand names and 2) home improvement and restoration products operating under the Van Dyke’s Restorers brand, as well as a seed wholesaler under the Park Wholesale brand.

○	J&P Real Estate, LLC (“JPRE”) (100%) – owns real estate utilized as JPPA’s distribution and warehouse facility and the corporate offices of JPPA.

●	Consumer Finance

○	Wyoming Financial Lenders, Inc. (“WFL”) (100%) – owns and operates “payday” stores (38 as of June 30, 2020, two of which are located within the Company’s retail pawn stores) in six states (Iowa, Kansas, Nebraska, North Dakota, Wisconsin and Wyoming) providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

○	Express Pawn, Inc. (“EPI”) (100%) – owns and operates retail pawn stores (three as of June 30, 2020) in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of merchandise obtained from forfeited pawn loans or purchased from customers.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Significant management estimates relate to the notes and loans receivable allowance, carrying value and impairment of long-lived goodwill, intangible assets, and right-of-use assets, inventory valuation and obsolescence, estimated useful lives of property and equipment, gift certificate and merchandise credits liability and deferred taxes and tax uncertainties.

Reclassifications

Certain Statement of Income reclassifications have been made in the presentation of our prior financial statements to conform to the presentation as of and for the three and six months ended June 30, 2020.

Recent Accounting Pronouncements

In April, 2020 the staff of the Financial Accounting Standards Board (FASB) issued a question-and-answer document that says entities can elect not to evaluate whether a concession provided by a lessor to a lessee in response to the effects of the coronavirus pandemic is a lease modification. Retailers may make the elections for any lessor-provided concessions related to the effects of the coronavirus pandemic as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company has made such election. The Company has received minimal rent concessions and has not entered into any lease modifications to date. As such, the Company does not believe this election will have a material impact on its financial condition, results of operations or consolidated financial statements.

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

However, in January 2018, the CFPB issued a statement that it intends to “reconsider” the regulation and delayed the August 19, 2019 compliance date for the other provisions to November 19, 2020. In July 2020, the CFPB issued a final rule applicable to the 2017 rule. The final rule rescinds the mandatory underwriting provisions of the 2017 rule but does not rescind or alter the payments provisions of the 2017 rule. The Bureau will seek to have these rules go into effect with a reasonable period for entities to come into compliance. The implementation of the final rule could have a significant and negative impact on business conducted within our Consumer Finance segment.

Consumer advocacy groups in many states are actively seeking state law changes which would effectively end the viability of a payday loan business, including Nebraska where in 2019 we generate approximately 30% of our payday lending revenue, or approximately 2% of our consolidated revenue. If these groups are successful in Nebraska, we will likely cease payday lending activities in Nebraska. In June 2020, a Nebraska group submitted signatures for a ballot initiative that would limit all fees charged by payday lenders in Nebraska to an annual interest rate of 36%. As a result, the initiative is expected to be on the Nebraska statewide ballot for the November 3, 2020 election.

The implementation of the CFPB rule, the passage of the Nebraska ballot initiative or any other adverse change in present federal, state, or local laws or regulations that govern or otherwise affect lending could result in the Consumer Finance segment’s curtailment or cessation of operations in certain or all jurisdictions or locations. Furthermore, any failure to comply with any applicable local, state or federal laws or regulations could result in fines, litigation, closure of one or more store locations or negative publicity. Any such change or failure would have a corresponding impact on the Company’s and segment’s results of operations and financial condition, primarily through a decrease in revenues resulting from the cessation or curtailment of operations, or a decrease in operating income through increased legal expenditures or fines, and could also negatively affect the Company’s general business prospects due to lost or decreased operating income or if negative publicity effects its ability to obtain additional financing as needed.

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

Concentrations

The Company has demand deposits at financial institutions, often times in excess of the limit for insurance by the Federal Deposit Insurance Corporation. As of June 30, 2020, the Company had demand deposits in excess of insurance amounts of approximately $7.93 million.

COVID-19

In December 2019 COVID-19 emerged in Wuhan, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to almost all other countries, including the United States, and infections have been reported globally.

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. Since the start of the pandemic, the Company’s Cellular Retail segment had temporarily closed approximately 75 locations, all but 22 of which subsequently re-opened by the end of April 2020. In June 2020, those 22 closed locations plus five others were permanently closed.

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

The following table shows the Company’s cash and cash equivalents and held-to-maturity investments, by significant investment category, recorded as cash and cash equivalents or short- and long-term investments:

	June 30, 2020	December 31, 2019
Cash and cash equivalents
Operating accounts	$16,202,326	$10,163,845
Money Market – U.S. Treasury obligations	4,438,931	4,450,433
U.S. Treasury obligations	4,029,895	12,518,262
Subtotal	24,671,152	27,132,540

Held to Maturity Investments
Certificates of deposit (4 – 24 month maturities, FDIC insured)	$17,588,365	$9,049,787
U.S. Treasury obligations (less than one year maturities)	10,359,982	7,206,878
Subtotal	27,948,347	16,256,665

TOTAL	$52,619,499	$43,389,205

Held to maturity investments consisted of the following:

June 30, 2020
	Cost	Accrued Interest	Amortized Discount	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Certificates of Deposit	$17,525,765	$62,600	$—	$17,588,365	$34,074	$17,622,439
U.S. Treasuries	10,359,214	—	768	10,359,982	18	10,360,000
	$27,884,979	$62,600	$768	$27,948,347	$34,092	$27,982,439

December 31, 2019
	Cost	Accrued Interest	Amortized Discount	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Certificates of Deposit	$9,015,618	$34,169	$—	$9,049,787	$(32,429)	$9,017,358
U.S. Treasuries	7,153,587	—	53,291	7,206,878	2,883	7,209,761
	$16,169,205	$34,169	$53,291	$16,256,665	$(29,546)	$16,227,119

Interest income recognized on held-to-maturity investments and other sources was as follows:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Held-to-maturity	$67,733	$158,551	$183,808	$300,697
Other	3,987	35,425	26,639	74,822
	$71,720	$193,976	$210,447	$375,519

The Company deposited in aggregate $1.75 million of cash across seven different accounts at a financial institution as an accommodation to its majority stockholder, who has other business relationships with the financial institution. The funds in these accounts can be withdrawn at any time, do not serve as collateral in any way, and are held on market terms.

4.	Loans Receivable –

The Consumer Finance segment’s outstanding loans receivable aging is as follows:

June 30, 2020
	Payday	Installment	Pawn	Total
Current	$1,815,634	$24,059	$203,730	$2,043,423
1-30	85,070	1,812	—	86,882
31-60	29,805	264	—	30,069
61-90	56,317	—	—	56,317
91-120	67,655	—	—	67,655
121-150	72,138	—	—	72,138
151-180	82,637	—	—	82,637
	2,209,256	26,135	203,730	2,439,121
Less Allowance	(340,000)	—	—	(340,000)
	$1,869,256	$26,135	$203,730	$2,099,121

December 31, 2019
	Payday	Installment	Pawn	Total
Current	$3,322,131	$67,891	$309,934	$3,699,956
1-30	216,753	10,590	—	227,343
31-60	140,872	6,234	—	147,106
61-90	117,544	2,649	—	120,193
91-120	118,626	840	—	119,466
121-150	110,278	395	—	110,673
151-180	108,674	—	—	108,674
	4,134,878	88,599	309,934	4,533,411
Less Allowance	(673,000)	—	—	(673,000)
	$3,461,878	$88,599	$309,934	$3,860,411

5.	Loans Receivable Allowance –

A rollforward of the Consumer Finance segment’s loans receivable allowance is as follows:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Loans receivable allowance, beginning of period	$673,000	$818,000
Provision for loan losses charged to expense	79,397	975,938
Write-offs, net	(412,397)	(1,120,938)
Loans receivable allowance, end of period	$340,000	$673,000

6.	Accounts Receivable –

A breakdown of accounts receivables by segment is as follows:

June 30, 2020
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$224,953	$389,795	$17,967	$632,715
Less allowance	—	(65,000)	—	(65,000)
Net accounts receivable	$224,953	$324,795	$17,967	$567,715

December 31, 2019
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$184,519	$318,235	$27,722	$530,476
Less allowance	—	(13,000)	—	(13,000)
Net accounts receivable	$184,519	$305,235	$27,722	$517,476

A portion of accounts receivable are unsettled credit card sales from the prior one to five business days. This makes up 79% and 68% of the net accounts receivable balance at June 30, 2020 and December 31, 2019, respectively.

7.	Inventory –

Inventories consist of:

	June 30, 2020	December 31, 2019
Finished Goods
Cellular Retail	$5,609,452	$5,687,771
Direct to Consumer	2,345,894	2,888,483
Consumer Finance	723,647	819,437
Reserve	(751,000)	(1,065,000)
TOTAL	$7,927,993	$8,330,691

As a result of changes in the market for certain Company products and the resulting deteriorating value, carrying amounts for those inventories were reduced by approximately $751,000 and $1,065,000 at June 30, 2020 and December 31, 2019, respectively. These inventory write-downs have been reflected in adjustments to cost of goods sold in the statement of operations. Management believes that these reductions properly reflect inventory at lower of cost or market, and no additional losses will be incurred upon disposition.

8.	Leases –

The Company lease accounting policy follows the guidance from ASC 842 - Leases, which provides guidance on the recognition, presentation and disclosure of leases in consolidated condensed financial statements.

Total components of operating lease expense for the real property asset class (in thousands) were as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Operating lease expense	$1,620	$3,240
Variable lease expense	586	1,157
Total lease expense	$2,206	$4,397

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense	$1,365	$2,769
Variable lease expense	684	1,375
Total lease expense	$2,049	$4,144

Other information related to operating leases was as follows:

	June 30, 2020	June 30, 2019
Weighted average remaining lease term, in years	2.90	2.71

Weighted Average Discount Rate	5.7%	5.9%

Future minimum lease payments under operating leases as of June 30, 2020 (in thousands) were as follows:

Operating Leases
Remainder of 2020	$2,875
2021	4,464
2022	2,928
2023	1,399
2024	717
2025	113
Thereafter	28
Total future minimum lease payments	12,524
Less: imputed interest	(1,093)
Total	$11,431

Current portion operating lease liabilities	$4,789
Non-Current operating lease liabilities	6,642
Total	$11,431

9.	Notes Payable – Long Term –

	June 30, 2020	December 31, 2019
Subsidiary subordinated note payable to seller with monthly interest only payments at 6%, guaranteed by PQH, maturing August 5, 2022 when the principal balance is due.	$789,216	$789,216
Subsidiary note payable to a financial institution, with monthly principal and interest payments of $6,692, bearing interest at 5.5%, secured by substantially all assets of the subsidiary, and maturing January 4, 2024.	263,785	296,035
Total	1,053,001	1,085,251
Less current maturities	(67,299)	(65,414)
	$985,702	$1,019,837

10.	Cash Dividends –

Date Declared	Record Date	Dividend Per Share	Payment Date	Dividend Paid
February 13, 2020	February 28, 2020	$0.05	March 9, 2020	$463,289
May 5, 2020	May 22, 2020	$0.025	June 2, 2020	$230,865

11.	Revenue –

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

Due to COVID-19 and at the request of Cricket Wireless, the Cellular Retail segment temporarily closed approximately 75 retail locations in March 2020. In conjunction with the request, Cricket Wireless notified the Company that it would be providing temporary supplemental commissions for the store closures. In addition, Cricket Wireless temporarily increased other supplemental commissions for qualifying activations. COVID-19 related supplemental commissions of approximately $1,245,000 and $1,530,000, as reported to us by Cricket, was included in revenue in the three and six month periods ended June 30, 2020. The closure related supplemental compensation assistance from Cricket ended by June 30, 2020.

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

See Note 14, “Segment Information,” for disaggregation of revenue by segment.

12.	Other Operating Expense –

A breakout of other expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Bank fees	$733,415	$539,586	$1,294,393	$1,044,567
Collection costs	79,406	82,637	157,475	160,352
Insurance	199,951	178,346	396,332	366,642
Management and advisory fees	220,303	211,001	431,306	413,148
Professional and consulting fees	269,240	236,184	649,736	789,805
Supplies	202,575	144,219	420,154	282,811
Loss on disposal	670,259	12,613	662,522	11,198
Other	629,551	616,692	1,277,100	1,217,347
	$3,004,700	$2,021,278	$5,289,018	$4,285,870

13.	Acquisitions –

Cellular Retail Acquisitions

In 2020, PQH completed Cricket retail location transactions, acquiring 18 locations.

In 2019, PQH contributed a note payable in exchange for a 51% ownership interest in a newly formed subsidiary Summit JV, LLC (“Summit”) and another Cricket Wireless dealer contributed substantially all its assets, including 28 Cricket Wireless retail locations, and specified liabilities in exchange for a 49% ownership interest in Summit and receipt of the note payable contributed by PQH. Effective March 1, 2019, we consummated the transaction.

The purchase price calculations (in thousands) are as follows:

	2020	2019
Cash	$506	$—
Note payable	—	18
Noncontrolling interests/equity	—	17
	$506	$35

The assets acquired and liabilities assumed (in thousands) were recorded at their estimated fair values as of the purchase dates as follows:

	2020	2019
Cash	$2	$14
Receivables	—	272
Inventory	66	50
Property and equipment	234	596
Intangible assets	234	—
Operating lease right-of-use assets	1,124	772
Other assets	32	48
Other liabilities	(55)	(597)
Operating lease liabilities	(1,124)	(772)
Term note payable	—	(348)
	$513	$35

14.	Segment Information –

Segment information related to the three and six month periods ended June 30, 2020 and 2019 (in thousands) is as follows:

Three Months Ended June 30, 2020 (in thousands)

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$21,488	$16,340	$572	$—	$38,400
Fees and interest income	$—	$—	$1,172	$—	$1,172
Total Revenue	$21,488	$16,340	$1,744	$—	$39,572
Net income (loss)	$1,534	$3,557	$140	$(163)	$5,068
Expenditures for segmented assets	$298	$81	$—	$—	$379

Three Months Ended June 30, 2019 (in thousands)

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$16,283	$11,473	$414	$—	$28,170
Fees and interest income	$—	$—	$1,986	$—	$1,986
Total Revenue	$16,283	$11,473	$2,400	$—	$30,156
Net income	$441	$693	$228	$17	$1,379
Expenditures for segmented assets	$93	$33	$—	$—	$126

Six Months Ended June 30, 2020 (in thousands)

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$41,021	$27,939	$993	$—	$69,953
Fees and interest income	$—	$—	$3,216	$—	$3,216
Total Revenue	$41,021	$27,939	$4,209	$—	$73,169
Net income (loss)	$2,719	$4,732	$365	$(381)	$7,435
Total segment assets	$35,980	$13,247	$7,967	$38,876	$96,070
Expenditures for segmented assets	$634	$199	$—	$—	$833

Six Months Ended June 30, 2019 (in thousands)

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$32,784	$22,414	$815	$—	$56,013
Fees and interest income	$—	$—	$4,101	$—	$4,101
Total Revenue	$32,784	$22,414	$4,916	$—	$60,114
Net income (loss)	$1,012	$1,343	$462	$(138)	$2,679
Total segment assets	$34,063	$10,945	$8,844	$35,153	$89,005
Expenditures for segmented assets	$322	$67	$—	$—	$389

15.	Commitments and Contingencies –

Employment Agreements

Pursuant to the numerous employment agreements, bonuses of approximately $339,000 and $585,000 were accrued for the three and six months ended June 30, 2020, respectively.

Assigned Leases

The Company’s Cellular Retail segment has transferred operations of many locations to other dealers and remains contingently liable under many lease agreements. Minimum lease payments of assigned or assumed non-cancelable operating leases related to transferred locations in which a release has not been obtained from the lessor are approximately $1,594,000 as of June 30, 2020.

Legal Proceedings

The Company is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. The Company does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

16.	Subsequent Events –

Dividend Declared

Our Board of Directors declared the following dividend:

Date Declared	Record Date	Dividend Per Share	Payment Date
August 4, 2020	August 25, 2020	$0.025	September 4, 2020

We evaluated all events or transactions that occurred after June 30, 2020 through the date we issued these financial statements. During this period we did not have any other material subsequent events that impacted our financial statements.

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

See Note 4, “Loans Receivable,” and Note 5, “Loans Receivable Allowance,” of the notes to our consolidated financial statements included in this report for our outstanding loans receivable aging and loans receivable allowance rollforward as of and for the six month period ended June 30, 2020 and the year ended December 31, 2019.

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

Management has analyzed the impact of the Coronavirus pandemic (“COVID-19”) on its financial statements as of June 30, 2020 and has determined that the changes to its significant judgements and estimates did not have a material impact with respect to goodwill, intangible assets or long-lived assets. However, the Company’s future assessment of the magnitude and duration of COVID-19 / coronavirus, as well as other factors, could result in material impacts to the Consolidated Financial Statements in future reporting periods.

Operating Leases

We have many retail and office space lease agreements and insignificant equipment lease agreements which are accounted for as operating leases. The real property leases typically are for three to five year terms with many containing options for similar renewal periods. We determine if an arrangement is or contains a lease at inception.

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

Results of Operations – Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Net income attributable to our common shareholders was $4.61 million, or $0.50 per share (basic and diluted), for the quarter ended June 30, 2020, compared to net income of $1.13 million, or $0.12 per share (basic and diluted), for the quarter ended June 30, 2019.

We expect segment operating results and earnings per share to change throughout 2020 due, at least in part, to the seasonality of the Direct to Consumer and Cellular Retail segments, potential mergers and acquisitions activity and unknown impact of COVID-19.

Following is a discussion of operating results by segment.

The following table provides revenues and net income attributable to WCR common shareholders for the quarters ended June 30, 2020 and June 30, 2019 (in thousands).

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Three Months Ended June 30, 2020
Revenue	$21,488	$16,340	$1,744	$—	$39,572
% of total revenue	54.3%	41.3%	4.4%	—%	100.0%
Net income (loss)	$1,534	$3,557	$140	$(163)	$5,068
Net income attributable to noncontrolling interests	$454	$—	$—	$—	$454
Net income (loss) attributable to WCR common shareholders	$1,080	$3,557	$140	$(163)	$4,614

Three Months Ended June 30, 2019
Revenue	$16,283	$11,473	$2,400	$—	$30,156
% of total revenue	54.0%	38.0%	8.0%	—%	100.0%
Net income	$441	$693	$228	$17	$1,379
Net income attributable to noncontrolling interests	$248	$—	$—	$—	$248
Net income attributable to WCR common shareholders	$193	$693	$228	$17	$1,131

Cellular Retail

A summary table of the number of Cricket Wireless retail stores we operated during the three months ended June 30, 2020 and June 30, 2019 follows:

	2020	2019
Beginning	221	201
Acquired/ Launched	12	—
Closed/Transferred	(28)	—
Ending	205	201

Period over period, net income attributable to shareholders increased from $1.13 million in the comparable prior year quarter to $4.61 million in the current quarter. Significantly contributing to the increase was $1.25 million of supplemental compensation from Cricket Wireless provided to alleviate the financial strain caused by COVID-19 and the temporary store closures. Our strategic location disposals and additions from the first quarter of 2019 through the current quarter has also resulted in a better mix of stores and contributed to the increased operating results attributable to shareholders period over period.

Due to the impact of COVID-19 and even though our stores were generally deemed to be “essential businesses”, on March 19, 2020 we began the process of temporarily closing approximately 75 of our retail stores. By the end of April 2020, all but 22 had reopened. In June 2020 we permanently closed the 22 remaining un-opened stores and five others. We recorded a loss of $0.67 million due to the closures.

Direct to Consumer

The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual revenue and net income in the months of March through May and December due to the seasonal products it sells. For the current quarter, the Direct to Consumer segment had net income of $3.56 million compared to net income of $0.69 million for the comparable prior year period. Revenues for the three month period ended June 30, 2020 were $16.34 million compared to $11.47 million for the comparable period in 2019. Similar to other online retailers, the Direct to Consumer segment has experienced an increase in demand and on-line sales activity due to COVID-19.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the quarters ended June 30, 2020 and June 30, 2019 follows:

	2020	2019
Beginning	39	39
Acquired/ Launched	—	—
Closed	—	—
Ending	39	39

Our Consumer Finance segment continues to struggle due to COVID-19 with our lending volume down period over period. Consumer Finance segment revenues decreased $0.66 million, or 27.3%, for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019. This segment and the industry continues to experience declines in loan and check cashing activity due to industry regulation and trends and COVID-19.

Corporate

Net costs related to our Corporate segment were $0.16 million for the quarter ended June 30, 2020 compared to $0.02 million in benefits for the quarter ended June 30, 2019. The period over period increase in net costs is primarily due to a decrease in income from investments.

Results of Operations – Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net income attributable to our common shareholders was $6.52 million, or $0.71 per share (basic and diluted), for the six month period ended June 30, 2020, compared to net income of $2.18 million, or $0.23 per share (basic and diluted), for the six month period ended June 30, 2019.

We expect segment operating results and earnings per share to change throughout 2020 due, at least in part, to the seasonality of the Direct to Consumer and Cellular Retail segments, potential mergers and acquisitions activity and unknown impact of COVID-19.

Following is a discussion of operating results by segment.

The following table provides revenues and net income attributable to WCR common shareholders for the six month period ended June 30, 2020 and June 30, 2019 (in thousands).

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Six Months Ended June 30, 2020
Revenue	$41,021	$27,939	$4,209	$—	$73,169
% of total revenue	56.1%	38.2%	5.7%	—%	100.0%
Net income (loss)	$2,719	$4,732	$365	$(381)	$7,435
Net income attributable to noncontrolling interests	$917	$—	$—	$—	$917
Net income (loss) attributable to WCR common shareholders	$1,802	$4,732	$365	$(381)	$6,518

Six Months Ended June 30, 2019
Revenue	$32,784	$22,414	$4,916	$—	$60,114
% of total revenue	54.5%	37.3%	8.2%	—%	100.0%
Net income (loss)	$1,012	$1,343	$462	$(138)	$2,679
Net income attributable to noncontrolling interests	$497	$—	$—	$—	$497
Net income (loss) attributable to WCR common shareholders	$515	$1,343	$462	$(138)	$2,182

Cellular Retail

A summary table of the number of Cricket Wireless retail stores we operated during the six months ended June 30, 2020 and June 30, 2019 follows:

	2020	2019
Beginning	222	205
Acquired/ Launched	19	31
Closed/Transferred	(36)	(35)
Ending	205	201

Period over period, net income attributable to shareholders increased from $0.52 million in the six month period ended June 30, 2019 compared to $1.80 million for the six month period ended June 30, 2020. Significantly contributing to the increase was $1.53 million of supplemental compensation from Cricket Wireless provided to alleviate the financial strain caused by COVID-19 and temporary closure of 75 of our stores. Our strategic location disposals and additions from the first quarter of 2019 through the current quarter has resulted in a better mix of stores and contributed to the increased operating results attributable to shareholders period over period.

Due to the impact of COVID-19 and even though our stores were generally deemed to be “essential businesses”, on March 19, 2020 we began the process of temporarily closing approximately 75 of our retail stores. By the end of April 2020, all but 22 had reopened. In June 2020 we permanently closed the 22 remaining un-opened stores and five others. We recorded a loss of $0.67 million due to the closures.

Direct to Consumer

The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual revenue and net income in the months of March through May and December due to the seasonal products it sells. For the six month period ended June 30, 2020, the Direct to Consumer segment had net income of $4.73 million compared to net income of $1.34 million for the comparable six month period prior year. Revenues for the six month period ended June 30, 2020 were $27.94 million compared to $22.41 million for the comparable period in 2019. Similar to other online retailers, the Direct to Consumer segment has experienced an increase in demand and on-line sales activity due to COVID-19.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the six month periods ended June 30, 2020 and June 30, 2019 follows:

	2020	2019
Beginning	39	41
Acquired/ Launched	—	—
Closed	—	(2)
Ending	39	39

Our Consumer Finance segment revenues decreased $0.71 million, or 14.4%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This segment and the industry continues to experience declines in loan and check cashing activity due to industry regulation and trends and COVID-19. In the later part of March 2020 the segment began to experience a larger than normal decline in lending activity due to COVID-19.

Corporate

Net costs related to our Corporate segment were $0.38 million for the six month period ended June 30, 2020 compared to $0.14 million for the six month period ended June 30, 2019. The period over period increase in net costs is primarily due to a decrease in investment income.

Consolidated Income Tax Expense

Provision for income tax expense for the six months ended June 30, 2020 was $2.01 million compared to $0.68 million for the six months ended June 30, 2019 for an effective rate of 21.3% and 20.1%, respectively. The effective tax rate is lower than the federal plus state effective rates and increased period over period due to impact of the noncontrolling interests’ share of net income not subject to income tax at the consolidated group level.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six Months Ended June 30,
	2020	2019
Cash flows provided (used) by:
Operating activities	$12,007,074	$1,599,099
Investing activities	(12,069,112)	(231,027)
Financing activities	(2,399,350)	(1,738,849)
Net decrease in cash and cash equivalents	(2,461,388)	(370,777)
Cash and cash equivalents, beginning of period	27,132,540	16,724,983
Cash and cash equivalents, end of period	$24,671,152	$16,354,206

At June 30, 2020, we had cash and cash equivalents of $24.67 million compared to cash and cash equivalents of $16.35 million on June 30, 2019, the increase coming primarily from a combination of converting investments to cash and cash equivalents in the latter part of 2019 and cash flows provided by current year operating activities being partially invested. We believe that our available cash, combined with expected cash flows from operations and our held-to-maturity investments, will be sufficient to fund our liquidity and capital expenditure requirements through June of 2021. Our expected short-term uses of available cash include the funding of operating activities and the payment of dividends.

In addition to cash and cash equivalents, at June 30, 2020, we had $17.59 million invested in certificates of deposit (limited to $250,000 per financial institution per entity) and $10.36 million in short-term T-Bills or Notes. This is an increase of $11.69 million over our investment holdings at December 31, 2019 and a result of investing excess cash and cash equivalents.

At June 30, 2020, our outstanding debt and capital lease obligations were $1.05 million compared to $1.09 million at December 31, 2019.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2020.

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

As of June 30, 2020, our Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal year covered by this report that materially affected, or were reasonably likely to materially affect, such controls.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information about purchases of Western Capital Resources, Inc. common stock by us during the three months ended June 30, 2020.

Share Repurchases
Period Beginning	Period Ending	sTotal Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Board Approved Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
April 1, 2020	April 30, 2020	—	$—	—	$1,476,900
May 1, 2020	May 31, 2020	130,889	$4.18	130,889	$929,700
June 1, 2020	June 30, 2020	—	$—	—	$929,700
		130,889		130,889

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

Dated: August 14, 2020	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Angel Donchev
Angel Donchev
Chief Financial Officer