Form 10-Q
period 2020-09-30
WESTERN CAPITAL RESOURCES, INC.
filed 2020-11-13
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Yes ☐  No ☑

As of November 13, 2020, the registrant had outstanding 8,853,816 shares of common stock, $0.0001 par value per share.

Western Capital Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$28,754,705	$27,132,540
Short-term investments	17,079,672	14,756,665
Loans receivable (net of allowance for losses of $312,700 and $673,000, respectively)	2,597,405	3,860,411
Accounts receivable (net of allowance for losses of $9,000 and $13,000, respectively)	830,367	517,476
Inventories (net of allowance of $814,000 and $1,065,000, respectively)	9,061,668	8,330,691
Prepaid income taxes	271,663	—
Prepaid expenses and other	2,329,535	2,679,859
TOTAL CURRENT ASSETS	60,925,015	57,277,642

INVESTMENTS	1,000,000	1,500,000

PROPERTY AND EQUIPMENT, net	8,652,770	9,725,043

OPERATING LEASE RIGHT-OF-USE ASSETS	10,703,625	12,344,894

INTANGIBLE ASSETS, net	3,734,235	4,041,650

LOANS RECEIVABLE	473,080	694,987

OTHER	475,365	525,884

GOODWILL	5,796,528	5,796,528

TOTAL ASSETS	$91,760,618	$91,906,628

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$6,495,247	$7,710,222
Accrued payroll	2,264,213	2,572,331
Current portion operating lease liabilities	4,700,889	5,079,745
Other current liabilities	1,843,448	1,276,613
Income taxes payables	—	243,149
Current portion notes payable	—	65,414
Current portion finance lease obligations	—	1,161
Contract liabilities	495,483	794,830
TOTAL CURRENT LIABILITIES	15,799,280	17,743,465

LONG-TERM LIABILITIES
Notes payable, net of current portion	—	1,019,837
Operating lease liabilities, net of current portion	6,443,450	7,444,789
Deferred income taxes	352,000	385,000
TOTAL LONG-TERM LIABILITIES	6,795,450	8,849,626

TOTAL LIABILITIES	22,594,730	26,593,091

COMMITMENTS AND CONTINGENCIES (Note 15)	—	—

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 12,500,000 shares authorized, 8,853,816 and 9,265,778 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	885	927
Additional paid-in capital	29,031,741	29,031,741
Retained earnings	38,068,810	33,706,035
TOTAL WESTERN SHAREHOLDERS’ EQUITY	67,101,436	62,738,703

NONCONTROLLING INTERESTS	2,064,452	2,574,834

TOTAL EQUITY	69,165,888	65,313,537

TOTAL LIABILITIES AND EQUITY	$91,760,618	$91,906,628

See notes to condensed consolidated financial statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
REVENUES
Sales and associated fees	$23,569,858	$18,200,217	$83,697,619	$66,199,796
Financing fees and interest	1,419,231	2,203,155	4,636,027	6,303,800
Other revenues	5,299,225	4,114,090	15,124,047	12,128,191
Total Revenues	30,288,314	24,517,462	103,457,693	84,631,787

COST OF REVENUES
Cost of sales	14,166,064	9,617,969	45,071,285	35,413,874
Provisions for loans receivable losses	30,768	311,496	110,165	705,604
Total Cost of Revenues	14,196,832	9,929,465	45,181,450	36,119,478

GROSS PROFIT	16,091,482	14,587,997	58,276,243	48,512,309

OPERATING EXPENSES
Salaries, wages and benefits	8,072,951	8,171,391	24,922,510	24,332,859
Occupancy	2,616,528	2,717,531	8,207,235	8,129,476
Advertising, marketing and development	910,400	1,059,814	4,736,975	4,859,494
Depreciation	464,888	441,337	1,454,512	1,309,035
Amortization	167,763	155,507	541,432	518,422
Other	1,934,642	1,914,734	7,223,660	6,200,604
Total Operating Expenses	14,167,172	14,460,314	47,086,324	45,349,890

OPERATING INCOME	1,924,310	127,683	11,189,919	3,162,419

OTHER INCOME (EXPENSES):
Dividend and interest income	54,596	198,817	265,043	574,336
Interest expense	(13,936)	(28,918)	(45,342)	(84,332)
Total Other Income (Expenses)	40,660	169,899	219,701	490,004

INCOME BEFORE INCOME TAXES	1,964,970	297,582	11,409,620	3,652,423

PROVISION FOR INCOME TAX EXPENSE	388,420	7,000	2,398,530	683,000

NET INCOME	1,576,550	290,582	9,011,090	2,969,423

LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(575,748)	(340,274)	(1,492,220)	(837,502)

NET INCOME (LOSS) ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$1,000,802	$(49,692)	$7,518,870	$2,131,921

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
Basic and diluted	$0.11	$(0.01)	$0.82	$0.23

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	9,074,440	9,377,563	9,183,895	9,384,932

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
	Western Capital Resources, Inc. Shareholders
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total
BALANCE – December 31, 2019	9,265,778	$927	$29,031,741	$33,706,035	$2,574,834	$65,313,537
Net income	—	—	—	1,904,335	462,568	2,366,903
Distributions to Noncontrolling Interests	—	—	—	—	(45,000)	(45,000)
Dividends	—	—	—	(463,289)	—	(463,289)
BALANCE – March 31, 2020	9,265,778	927	29,031,741	35,147,081	2,992,402	67,172,151
Net income	—	—	—	4,613,733	453,904	5,067,637
Distributions to Noncontrolling Interests	—	—	—	—	(1,079,602)	(1,079,602)
Stock redemption	(130,889)	(14)	—	(547,169)	—	(547,183)
Dividends	—	—	—	(230,865)	—	(230,865)
BALANCE – June 30, 2020	9,134,889	913	29,031,741	38,982,780	2,366,704	70,382,138
Net income	—	—	—	1,000,802	575,748	1,576,550
Distributions to Noncontrolling Interests	—	—	—	—	(878,000)	(878,000)
Stock redemption	(281,073)	(28)	—	(1,686,399)	—	(1,686,427)
Dividends	—	—	—	(228,373)	—	(228,373)
BALANCE – September 30, 2020	8,853,816	$885	$29,031,741	$38,068,810	$2,064,452	$69,165,888

	Western Capital Resources, Inc. Shareholders
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total
BALANCE – December 31, 2018	9,388,677	$939	$29,031,741	$33,774,293	$1,876,908	$64,683,881
Net income	—	—	—	1,050,413	249,697	1,300,110
Noncontrolling Interest equity contribution	—	—	—	—	17,446	17,446
Distributions to Noncontrolling Interests	—	—	—	—	(266,600)	(266,600)
Dividends	—	—	—	(469,434)	—	(469,434)
BALANCE – March 31, 2019	9,388,677	939	29,031,741	34,355,272	1,877,451	65,265,403
Net income	—	—	—	1,131,200	247,531	1,378,731
Distributions to Noncontrolling Interests	—	—	—	—	(470,000)	(470,000)
Dividends	—	—	—	(469,434)	—	(469,434)
BALANCE – June 30, 2019	9,388,677	939	29,031,741	35,017,038	1,654,982	65,704,700
Net income (loss)	—	—	—	(49,692)	340,274	290,582
Distributions to Noncontrolling Interests	—	—	—	—	(200,000)	(200,000)
Stock redemption	(39,982)	(4)	—	(159,217)	—	(159,221)
Dividends	—	—	—	(468,912)	—	(468,912)
BALANCE – September 30, 2019	9,348,695	$935	$29,031,741	$34,339,217	$1,795,256	$65,167,149

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	September 30, 2020	September 30, 2019
OPERATING ACTIVITIES
Net income	$9,011,090	$2,969,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,454,512	1,309,035
Amortization	541,432	518,422
Amortization of operating lease right-of-use assets	4,203,264	4,200,455
Deferred income taxes	(33,000)	359,000
Loss (gain) on disposals	436,775	(73,086)
Accrued interest from investing activities	(1,932)	—
Changes in operating assets and liabilities:
Loans receivable	1,263,006	426,596
Accounts receivable	(312,891)	(259,146)
Inventory	(649,557)	(411,322)
Prepaid expenses and other assets	97,064	28,833
Operating lease liabilities	(4,811,774)	(4,675,738)
Accounts payable and accrued expenses	(1,406,202)	(3,335,321)
Contract liabilities and other current liabilities	(346,368)	(325,811)
Net cash and cash equivalents provided by operating activities	9,445,419	731,340

INVESTING ACTIVITIES
Purchases of investments	(37,263,764)	(23,728,805)
Proceeds from held-to-maturity investments	35,417,921	30,965,130
Purchases of property and equipment	(409,194)	(544,864)
Acquisition of stores, net of cash acquired	(566,586)	(164,400)
Advances on loans receivable	(6,590)	(578,948)
Proceeds from the disposal of operating assets	382,989	1,195,000
Net cash and cash equivalents provided by (used in) investing activities	(2,445,224)	7,143,113

FINANCING ACTIVITIES
Payments on notes payable – long-term	(1,085,251)	(54,226)
Common stock redemption	(1,619,754)	(159,221)
Payments on finance leases	(1,161)	(37,275)
Distributions to noncontrolling interests	(1,749,337)	(936,600)
Payments of dividends	(922,527)	(1,407,780)
Net cash and cash equivalents used in financing activities	(5,378,030)	(2,595,102)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,622,165	5,279,351

CASH AND CASH EQUIVALENTS
Beginning of period	27,132,540	16,724,983
End of period	$28,754,705	$22,004,334

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$2,952,337	$576,638
Interest paid	$50,509	$69,246
Noncash investing and financing activities:
Assets received in acquisition (see Note 13)	$1,233,616	$1,738,546
Liabilities assumed in acquisition (see Note 13)	$1,233,616	$1,369,024
Note payable assumed in acquisition (see Note 13)	$—	$347,918
Noncontrolling interest contribution to subsidiary (see Note 13)	$—	$17,446
Right-of-use assets obtained and operating lease obligations incurred	$2,656,498	$244,077
Right-of-use asset disposals	$1,145,732	$—
Right-of-use liability disposals	$706,030	$—
Stock repurchase	$613,856	$—
Distribution to noncontrolling interest applied to loan receivable	$253,265	$—

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Management has analyzed the impact of the Coronavirus pandemic (“COVID-19”) on its financial statements as of September 30, 2020 and has determined that the changes to its significant judgements and estimates did not have a material impact with respect to goodwill, intangible assets or long-lived assets.

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

●	Cellular Retail
○	PQH Wireless, Inc. (“PQH”) (100%) – operates 206 cellular retail stores as of September 30, 2020 (102 100% owned plus 104 held through its controlled but less than 100% owned subsidiaries), exclusively as an authorized retailer of the Cricket brand.

●	Direct to Consumer
○	J&P Park Acquisitions, Inc. (“JPPA”) (100%) – an online and direct marketing distribution retailer of 1) live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins, and Wayside Gardens brand names and 2) home improvement and restoration products operating under the Van Dyke’s Restorers brand, as well as a seed wholesaler under the Park Wholesale brand.

○	J&P Real Estate, LLC (“JPRE”) (100%) – owns real estate utilized as JPPA’s distribution and warehouse facility and the corporate offices of JPPA.

●	Consumer Finance
○	Wyoming Financial Lenders, Inc. (“WFL”) (100%) – owns and operates “payday” stores (37 as of September 30, 2020, two of which are located within the Company’s retail pawn stores) in six states (Iowa, Kansas, Nebraska, North Dakota, Wisconsin and Wyoming) providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

○	Express Pawn, Inc. (“EPI”) (100%) – owns and operates retail pawn stores (three as of September 30, 2020) in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of merchandise obtained from forfeited pawn loans or purchased from customers.

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

Reclassifications

Certain Statement of Income reclassifications have been made in the presentation of our prior financial statements to conform to the presentation as of and for the three and nine months ended September 30, 2020.

Recent Accounting Pronouncements

In April, 2020 the staff of the Financial Accounting Standards Board (FASB) issued a question-and-answer document that states entities may elect not to evaluate whether a concession provided by a lessor to a lessee in response to the effects of the coronavirus pandemic is a lease modification. Retailers may make the elections for any lessor-provided concessions related to the effects of the coronavirus pandemic as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company has made such election. The Company has received minimal rent concessions and has not entered into any related lease modifications to date. As such, the Company does not believe this election will have a material impact on its financial condition, results of operations or consolidated financial statements.

No other new accounting pronouncements issued or effective during the period have had or are expected to have a material impact on the consolidated financial statements.

2.	Risks Inherent in the Operating Environment –

Regulatory

The Company’s Consumer Finance segment activities are highly regulated under numerous federal, state, and local laws, regulations and rules, which are subject to change. New laws, regulations or rules could be enacted or issued, interpretations of existing laws, regulations or rules may change and enforcement action by regulatory agencies may intensify. Over the past several years, consumer advocacy groups and certain media reports have advocated governmental and regulatory action to prohibit or severely restrict sub-prime lending activities of the kind conducted by the Company. After several years of research, debate, and public hearings, in October 2017 the U.S. Consumer Financial Protection Bureau (“CFPB”) adopted a new rule for payday lending. The rule, originally scheduled to go into effect in August 2019, would have imposed significant restrictions on the industry, and it was expected that a large number of lenders would be forced to close their stores as a result of the rule. The CFPB’s studies projected a reduction in the number of lenders by 50%, while industry studies forecast a much higher attrition rate if the rule was implemented as originally adopted.

However, in January 2018, the CFPB issued a statement that it intended to “reconsider” the regulation and delayed the August 19, 2019 compliance date for the other provisions to November 19, 2020. In July 2020, the CFPB issued a final rule applicable to the 2017 rule. The final rule rescinds the mandatory underwriting provisions of the 2017 rule but does not rescind or alter the payments provisions of the 2017 rule. The CFPB will seek to have these rules go into effect with a reasonable period for entities to come into compliance. The implementation of the final rule is likely to result in a reduction of in-house bad debt collections, higher collection costs and thus a negative impact on business conducted within our Consumer Finance segment.

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

Concentrations

The Company has demand deposits at financial institutions, often times in excess of the limit for insurance by the Federal Deposit Insurance Corporation. As of September 30, 2020, the Company had demand deposits in excess of insurance amounts of approximately $7.39 million.

COVID-19

In December 2019 COVID-19 emerged in Wuhan, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to almost all other countries, including the United States, and infections have been reported globally, with much of the United States experiencing a “third peak” in infections during the fall months.

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders and others proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. Since the start of the pandemic, the Company’s Cellular Retail segment had temporarily closed approximately 75 locations, all but 22 of which subsequently re-opened by the end of April 2020. In June 2020, those 22 closed locations plus five others were permanently closed.

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

The following table shows the Company’s cash and cash equivalents and held-to-maturity investments, by significant investment category, recorded as cash and cash equivalents or short- and long-term investments:

	September 30, 2020	December 31, 2019
Cash and cash equivalents
Operating accounts	$14,070,233	$10,163,845
Money Market – U.S. Treasury obligations	1,284,804	12,518,262
U.S. Treasury obligations	13,399,668	4,450,433
Subtotal	28,754,705	27,132,540

Held to Maturity Investments
Certificates of deposit (4 – 24 month maturities, FDIC insured)	$18,079,672	$9,049,787
U.S. Treasury obligations (less than one year maturities)	—	7,206,878
Subtotal	18,079,672	16,256,665

TOTAL	$46,834,377	$43,389,205

Held to maturity investments consisted of the following:

September 30, 2020
	Cost	Accrued Interest	Amortized Discount	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Certificates of Deposit	$18,028,318	$51,354	$—	$18,079,672	$13,040	$18,092,712
U.S. Treasuries	—	—	—	—	—	—
	$18,028,318	$51,354	$—	$18,079,672	$13,040	$18,092,712

December 31, 2019
	Cost	Accrued Interest	Amortized Discount	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Certificates of Deposit	$9,015,618	$34,169	$—	$9,049,787	$(32,429)	$9,017,358
U.S. Treasuries	7,153,587	—	53,291	7,206,878	2,883	7,209,761
	$16,169,205	$34,169	$53,291	$16,256,665	$(29,546)	$16,227,119

Interest income recognized on held-to-maturity investments and other sources was as follows:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

Held-to-maturity	$44,694	$112,158	$210,725	$412,855
Other	9,902	86,659	54,318	161,481
	$54,596	$198,817	$265,043	$574,336

The Company deposited in aggregate $1.75 million of cash across seven different accounts at a financial institution as an accommodation to its majority stockholder, who has other business relationships with the financial institution. The funds in these accounts can be withdrawn at any time, do not serve as collateral in any way, and are held on market terms.

4.	Loans Receivable –

The Consumer Finance segment’s outstanding loans receivable aging is as follows:

September 30, 2020
	Payday	Installment	Pawn	Total
Current	$2,197,694	$42,495	$261,599	$2,501,788
1-30	130,093	4,793	—	134,886
31-60	84,270	546	—	84,816
61-90	81,382	—	—	81,382
91-120	44,418	—	—	44,418
121-150	17,964	—	—	17,964
151-180	44,851	—	—	44,851
	2,600,672	47,834	261,599	2,910,105
Less Allowance	(312,700)	—	—	(312,700)
	$2,287,972	$47,834	$261,599	$2,597,405

December 31, 2019
	Payday	Installment	Pawn	Total
Current	$3,322,131	$67,891	$309,934	$3,699,956
1-30	216,753	10,590	—	227,343
31-60	140,872	6,234	—	147,106
61-90	117,544	2,649	—	120,193
91-120	118,626	840	—	119,466
121-150	110,278	395	—	110,673
151-180	108,674	—	—	108,674
	4,134,878	88,599	309,934	4,533,411
Less Allowance	(673,000)	—	—	(673,000)
	$3,461,878	$88,599	$309,934	$3,860,411

5.	Loans Receivable Allowance –

A rollforward of the Consumer Finance segment’s loans receivable allowance is as follows:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Loans receivable allowance, beginning of period	$673,000	$818,000
Provision for loan losses charged to expense	110,165	975,938
Write-offs, net	(470,465)	(1,120,938)
Loans receivable allowance, end of period	$312,700	$673,000

6.	Accounts Receivable –

A breakdown of accounts receivables by segment is as follows:

September 30, 2020
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$225,696	$590,533	$23,138	$839,367
Less allowance	—	(9,000)	—	(9,000)
Net accounts receivable	$225,696	$581,533	$23,138	$830,367

December 31, 2019
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$184,519	$318,235	$27,722	$530,476
Less allowance	—	(13,000)	—	(13,000)
Net accounts receivable	$184,519	$305,235	$27,722	$517,476

A portion of accounts receivable are unsettled credit card sales from the prior one to five business days. This makes up 74% and 68% of the net accounts receivable balance at September 30, 2020 and December 31, 2019, respectively.

7.	Inventory –

Inventories consist of:

	September 30, 2020	December 31, 2019
Finished Goods
Cellular Retail	$5,466,853	$5,687,771
Direct to Consumer	3,682,418	2,888,483
Consumer Finance	726,397	819,437
Reserve	(814,000)	(1,065,000)
TOTAL	$9,061,668	$8,330,691

As a result of changes in the market for certain Company products and the resulting deteriorating value, carrying amounts for those inventories were reduced by approximately $814,000 and $1,065,000 at September 30, 2020 and December 31, 2019, respectively. These inventory write-downs have been reflected in adjustments to cost of goods sold in the statement of operations. Management believes that these reductions properly reflect inventory at lower of cost or market, and no additional losses will be incurred upon disposition.

8.	Leases –

The Company lease accounting policy follows the guidance from ASC 842 - Leases, which provides guidance on the recognition, presentation and disclosure of leases in consolidated condensed financial statements.

Total components of operating lease expense for the real property asset class (in thousands) were as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating lease expense	$1,520	$4,760
Variable lease expense	506	1,663
Total lease expense	$2,026	$6,423

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense	$1,421	$4,190
Variable lease expense	633	2,008
Total lease expense	$2,054	$6,198

Other information related to operating leases was as follows:

	September 30, 2020	September 30, 2019
Weighted average remaining lease term, in years	2.83	2.79

Weighted average discount rate	5.5%	5.9%

Future minimum lease payments under operating leases as of September 30, 2020 (in thousands) were as follows:

Operating Leases
Remainder of 2020	$1,440
2021	4,800
2022	3,273
2023	1,690
2024	779
2025	138
Thereafter	28
Total future minimum lease payments	12,148
Less: imputed interest	(1,004)
Total	$11,144

Current portion operating lease liabilities	$4,701
Non-current operating lease liabilities	6,443
Total	$11,144

9.	Notes Payable – Long Term –

	September 30, 2020	December 31, 2019
Subsidiary subordinated note payable to seller with monthly interest only payments at 6%, guaranteed by PQH, with a maturity date of August 5, 2022. The note was paid off in August 2020.	$—	$789,216
Subsidiary note payable to a financial institution, with monthly principal and interest payments of $6,692, bearing interest at 5.5%, secured by substantially all assets of the subsidiary, and maturing January 4, 2024. The note was paid off in September 2020 and refinanced internally.	—	296,035
Total	—	1,085,251
Less current maturities	—	(65,414)
	$—	$1,019,837

10.	Cash Dividends –

Date Declared	Record Date	Dividend Per Share	Payment Date	Dividend Paid
February 13, 2020	February 28, 2020	$0.050	March 9, 2020	$463,289
May 5, 2020	May 22, 2020	$0.025	June 2, 2020	$230,865
August 10, 2020	August 25, 2020	$0.025	September 4, 2020	$228,373

11.	Revenue –

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

Due to COVID-19 and at the request of Cricket Wireless, the Cellular Retail segment temporarily closed approximately 75 retail locations in March 2020. In conjunction with the request, Cricket Wireless notified the Company that it would be providing temporary supplemental commissions for the store closures. In addition, Cricket Wireless temporarily increased other supplemental commissions for qualifying activations. COVID-19 related supplemental commissions of approximately $0 and $1,530,000, as reported to us by Cricket, was included in revenue in the three and nine month periods ended September 30, 2020. The closure related supplemental compensation assistance from Cricket ended by June 30, 2020.

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

See Note 14, “Segment Information,” for disaggregation of revenue by segment.

12.	Other Operating Expense –

A breakout of other expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Bank fees	$411,189	$353,064	$1,705,582	$1,397,631
Collection costs	93,464	82,503	250,939	242,855
Insurance	191,108	178,414	587,440	545,056
Management and advisory fees	220,303	211,003	651,609	624,151
Professional and consulting fees	354,725	325,824	1,004,461	1,115,629
Supplies	185,744	170,387	605,898	453,198
Loss on disposal	—	66,685	662,522	77,883
Other	478,109	526,854	1,755,209	1,744,201
	$1,934,642	$1,914,734	$7,223,660	$6,200,604

13.	Acquisitions –

Cellular Retail Acquisitions

In 2020, PQH completed Cricket retail location transactions, acquiring 19 locations.

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

The purchase price calculations (in thousands) are as follows:

	2020	2019
Cash	$568	$—
Note payable	—	18
Noncontrolling interests/equity	—	17
	$568	$35

The assets acquired and liabilities assumed (in thousands) were recorded at their estimated fair values as of the purchase dates as follows:

	2020	2019
Cash	$2	$14
Receivables	—	272
Inventory	82	50
Property and equipment	272	596
Intangible assets	234	—
Operating lease right-of-use assets	1,178	772
Other assets	33	48
Other liabilities	(55)	(597)
Operating lease liabilities	(1,178)	(772)
Term note payable	—	(348)
	$568	$35

14.	Segment Information –

Segment information related to the three and nine month periods ended September 30, 2020 and 2019 (in thousands) is as follows:

Three Months Ended September 30, 2020 (in thousands)
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$22,589	$5,901	$379	$—	$28,869
Fees and interest income	$—	$—	$1,419	$—	$1,419
Total revenue	$22,589	$5,901	$1,798	$—	$30,288
Net income (loss)	$1,717	$(60)	$112	$(192)	$1,577
Expenditures for segmented assets	$62	$138	$—	$—	$200

Three Months Ended September 30, 2019 (in thousands)
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$16,969	$4,925	$420	$—	$22,314
Fees and interest income	$—	$—	$2,203	$—	$2,203
Total revenue	$16,969	$4,925	$2,623	$—	$24,517
Net income (loss)	$690	$(610)	$279	$(69)	$290
Expenditures for segmented assets	$185	$149	$—	$—	$334

Nine Months Ended September 30, 2020 (in thousands)
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$63,609	$33,841	$1,372	$—	$98,822
Fees and interest income	$—	$—	$4,636	$—	$4,636
Total Revenue	$63,609	$33,841	$6,008	$—	$103,458
Net income (loss)	$4,435	$4,672	$478	$(574)	$9,011
Total segment assets	$34,375	$14,155	$7,792	$35,439	$91,761
Expenditures for segmented assets	$696	$337	$—	$—	$1,033

Nine Months Ended September 30, 2019 (in thousands)
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$49,753	$27,339	$1,236	$—	$78,328
Fees and interest income	$—	$—	$6,304	$—	$6,304
Total Revenue	$49,753	$27,339	$7,540	$—	$84,632
Net income (loss)	$1,702	$733	$741	$(207)	$2,969
Total segment assets	$30,779	$12,976	$8,817	$35,761	$88,333
Expenditures for segmented assets	$507	$216	$—	$—	$723

15.	Commitments and Contingencies –

Employment Agreements

Pursuant to the numerous employment agreements, bonuses of approximately $347,000 and $932,000 were accrued for the three and nine months ended September 30, 2020, respectively.

Assigned Leases

The Company’s Cellular Retail segment has transferred operations of many locations to other dealers and remains contingently liable under many lease agreements. Minimum lease payments of assigned or assumed non-cancelable operating leases related to transferred locations in which a release has not been obtained from the lessor are approximately $1,312,000 as of September 30, 2020.

Legal Proceedings

The Company is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. The Company does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

16.	Subsequent Events –

Consumer Finance – NE Operations

On November 3, 2020, Nebraska voters passed a ballot initiative that limits all fees charged by payday lenders in Nebraska to an annual interest rate of 36%. This initiative will cause us to close our Nebraska payday lending operations which we expect to have completed by mid-December 2020. The loss of Nebraska operations will have a significant impact on this segment’s contributions to shareholder earnings.

Dividend Declared

Our Board of Directors declared the following dividend:

Date Declared	Record Date	Dividend Per Share	Payment Date
November 3, 2020	November 17, 2020	$0.025	November 30, 2020

We evaluated all events or transactions that occurred after September 30, 2020 through the date we issued these financial statements. During this period we did not have any other material subsequent events that impacted our financial statements.

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

See Note 4, “Loans Receivable,” and Note 5, “Loans Receivable Allowance,” of the notes to our consolidated financial statements included in this report for our outstanding loans receivable aging and loans receivable allowance rollforward as of and for the nine month period ended September 30, 2020 and the year ended December 31, 2019.

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

Management has analyzed the impact of the Coronavirus pandemic (“COVID-19”) on its financial statements as of September 30, 2020 and has determined that the changes to its significant judgements and estimates did not have a material impact with respect to goodwill, intangible assets or long-lived assets. However, the Company’s future assessment of the magnitude and duration of COVID-19 / coronavirus, as well as other factors, could result in material impacts to the Consolidated Financial Statements in future reporting periods.

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

Results of Operations – Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Net income attributable to our common shareholders was $1.00 million, or $0.11 per share (basic and diluted), for the quarter ended September 30, 2020, compared to net loss of $(0.05) million, or ($0.01) per share (basic and diluted), for the quarter ended September 30, 2019.

We expect segment operating results and earnings per share to change throughout 2020 due, at least in part, to the seasonality of the Direct to Consumer and Cellular Retail segments, potential mergers and acquisitions activity and the unknown impact of COVID-19.

Following is a discussion of operating results by segment.

The following table provides revenues and net income attributable to WCR common shareholders for the quarters ended September 30, 2020 and September 30, 2019 (in thousands).

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Three Months Ended September 30, 2020
Revenue	$22,589	$5,901	$1,798	$—	$30,288
% of total revenue	74.6%	19.5%	5.9%	—%	100.0%
Net income (loss)	$1,717	$(60)	$112	$(192)	$1,577
Net income attributable to noncontrolling interests	$576	$—	$—	$—	$576
Net income (loss) attributable to WCR common shareholders	$1,141	$(60)	$112	$(192)	$1,001

Three Months Ended September 30, 2019
Revenue	$16,969	$4,925	$2,623	$—	$24,517
% of total revenue	69.2%	20.1%	10.7%	—%	100.0%
Net income (loss)	$690	$(610)	$279	$(69)	$290
Net income attributable to noncontrolling interests	$340	$—	$—	$—	$340
Net income (loss) attributable to WCR common shareholders	$350	$(610)	$279	$(69)	$(50)

Cellular Retail

A summary table of the number of Cricket Wireless retail stores we operated during the three months ended September 30, 2020 and September 30, 2019 follows:

	2020	2019
Beginning	205	201
Acquired/ Launched	1	2
Closed/Transferred	—	(9)
Ending	206	194

Period over period, net income attributable to shareholders increased from $0.35 million in the comparable prior year quarter to $1.14 million in the current quarter. Many factors have contributed to this period over period increase, most notably successful Cricket sales promotions, Cricket’s distribution optimization program, our strategic location disposals and additions and COVID-19 stimulus contributing to increased sales.

Direct to Consumer

The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual revenue and net income in the months of March through May and December due to the seasonal products it sells. For the current quarter, the Direct to Consumer segment had net loss of $(0.06) million compared to net loss of $(0.61) million for the comparable prior year period. Revenues for the three month period ended September 30, 2020 were $5.90 million compared to $4.93 million for the comparable period in 2019. Similar to other online retailers, the Direct to Consumer segment has experienced an increase in demand and on-line sales activity due to COVID-19.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the quarters ended September 30, 2020 and September 30, 2019 follows:

	2020	2019
Beginning	39	39
Acquired/ Launched	—	—
Closed	(1)	—
Ending	38	39

Our Consumer Finance segment continues to struggle due to COVID-19 and industry trends with our lending volume down period over period. Consumer Finance segment revenues decreased $0.82 million, or 31.5%, for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019. This segment and the industry continues to experience declines in loan and check cashing activity due to industry regulation and trends and COVID-19. On November 3, 2020, Nebraska voters passed a ballot initiative that limits all fees charged by payday lenders in Nebraska to an annual interest rate of 36%. This initiative will cause us to close our Nebraska payday lending operations which we expect to have completed by mid-December 2020. The loss of Nebraska operations will have a significant impact on this segment’s contributions to shareholder earnings.

Corporate

Net costs related to our Corporate segment were $0.19 million for the quarter ended September 30, 2020 compared to $0.07 million for the quarter ended September 30, 2019. The period over period increase in net costs is primarily due to a decrease in income from investments.

Results of Operations – Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net income attributable to our common shareholders was $7.52 million, or $0.82 per share (basic and diluted), for the nine month period ended September 30, 2020, compared to net income of $2.13 million, or $0.23 per share (basic and diluted), for the nine month period ended September 30, 2019.

We expect segment operating results and earnings per share to change throughout 2020 due, at least in part, to the seasonality of the Direct to Consumer and Cellular Retail segments, potential mergers and acquisitions activity and the unknown impact of COVID-19.

Following is a discussion of operating results by segment.

The following table provides revenues and net income attributable to WCR common shareholders for the nine month period ended September 30, 2020 and September 30, 2019 (in thousands).

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Nine Months Ended September 30, 2020
Revenue	$63,609	$33,841	$6,008	$—	$103,458
% of total revenue	61.5%	32.7%	5.8%	—%	100.0%
Net income (loss)	$4,435	$4,672	$478	$(574)	$9,011
Net income attributable to noncontrolling interests	$1,492	$—	$—	$—	$1,492
Net income (loss) attributable to WCR common shareholders	$2,943	$4,672	$478	$(574)	$7,519

Nine Months Ended September 30, 2019
Revenue	$49,753	$27,339	$7,540	$—	$84,632
% of total revenue	58.8%	32.3%	8.9%	—%	100.0%
Net income (loss)	$1,702	$733	$741	$(207)	$2,969
Net income attributable to noncontrolling interests	$837	$—	$—	$—	$837
Net income (loss) attributable to WCR common shareholders	$865	$733	$741	$(207)	$2,132

Cellular Retail

A summary table of the number of Cricket Wireless retail stores we operated during the nine months ended September 30, 2020 and September 30, 2019 follows:

	2020	2019
Beginning	222	205
Acquired/ Launched	20	33
Closed/Transferred	(36)	(44)
Ending	206	194

Period over period, net income attributable to shareholders increased from $0.87 million in the nine month period ended September 30, 2019 to $2.94 million for the nine month period ended September 30, 2020. Significantly contributing to the increase was $1.53 million of supplemental compensation from Cricket Wireless provided to alleviate the financial strain caused by COVID-19 and temporary closure of 75 of our stores. Our strategic location disposals and additions from the first quarter of 2019 through the current quarter has resulted in a better mix of stores and contributed to the increased operating results attributable to shareholders period over period.

Due to the impact of COVID-19 and even though our stores were generally deemed to be “essential businesses”, on March 19, 2020 we began the process of temporarily closing approximately 75 of our retail stores. By the end of April 2020, all but 22 had reopened.

In September 2020, we permanently closed the 22 remaining un-opened stores and five others. We recorded a loss of $0.67 million due to the closures.

Direct to Consumer

The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual revenue and net income in the months of March through May and December due to the seasonal products it sells. For the nine month period ended September 30, 2020, the Direct to Consumer segment had net income of $4.67 million compared to net income of $0.73 million for the comparable nine month period prior year. Revenues for the nine month period ended September 30, 2020 were $33.84 million compared to $27.34 million for the comparable period in 2019. Similar to other online retailers, the Direct to Consumer segment has experienced an increase in demand and on-line sales activity due to COVID-19.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the nine month periods ended September 30, 2020 and September 30, 2019 follows:

	2020	2019
Beginning	39	41
Acquired/ Launched	—	—
Closed	(1)	(2)
Ending	38	39

Our Consumer Finance segment revenues decreased $1.53 million, or 20.3%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This segment and the industry continues to experience declines in loan and check cashing activity due to industry regulation and trends and COVID-19. In the later part of March 2020, the segment began to experience a larger than normal decline in lending activity due to COVID-19.

Corporate

Net costs related to our Corporate segment were $0.57 million for the nine month period ended September 30, 2020 compared to $0.21 million for the nine month period ended September 30, 2019. The period over period increase in net costs is primarily due to a decrease in investment income.

Consolidated Income Tax Expense

Provision for income tax expense for the nine months ended September 30, 2020 was $2.40 million compared to $0.68 million for the nine months ended September 30, 2019 for an effective rate of 21.0% and 18.7%, respectively. The effective tax rate is lower than the federal plus state statutory rates and increased period over period due to impact of the noncontrolling interests’ share of net income not subject to income tax at the consolidated group level.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine Months Ended September 30,
	2020	2019
Cash flows provided (used) by:
Operating activities	$9,445,419	$731,340
Investing activities	(2,445,224)	7,143,113
Financing activities	(5,378,030)	(2,595,102)
Net increase in cash and cash equivalents	1,622,165	5,279,351
Cash and cash equivalents, beginning of period	27,132,540	16,724,983
Cash and cash equivalents, end of period	$28,754,705	$22,004,334

At September 30, 2020, we had cash and cash equivalents of $28.75 million compared to cash and cash equivalents of $22.00 million on September 30, 2019, the increase coming from cash flows provided by operating activities and from the receipt of $3,367,940 in October 2019, the scheduled release of the remaining 50% of the funds held in escrow relating to the 2017 sale of our Franchise segment, together with interest earned. We believe that our available cash, combined with expected cash flows from operations and our held-to-maturity investments, will be sufficient to fund our liquidity and capital expenditure requirements through September of 2021. Our expected short-term uses of available cash include the funding of operating activities, the payment of dividends and distributions to the noncontrolling interests.

In addition to cash and cash equivalents, at September 30, 2020, we had $18.08 million invested in certificates of deposit (limited to $250,000 per financial institution per entity). This is an increase of $1.82 million over our investment holdings at December 31, 2019 and a result of investing excess cash and cash equivalents.

At September 30, 2020, we had no outstanding debt and capital lease obligations compared to $1.09 million at December 31, 2019.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2020.

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

As of September 30, 2020, our Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2020.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information about purchases of Western Capital Resources, Inc. common stock by us during the three months ended September 30, 2020.

Share Repurchases
Period Beginning	Period Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Board Approved Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
July 1, 2020	July 31, 2020	—	$—	—	$929,700
August 1, 2020	August 31, 2020	200	$6.00	200	$928,500
September 1, 2020	September 30, 2020	280,873	$6.00	280,873	$1,243,300
		281,073		281,073

(1)	On September 13, 2018, our Board of Directors authorized a share repurchase program under which we may repurchase up to $1 million of common stock. Repurchases may be made from time to time on the open market or through privately negotiated transactions

In February and September 2020, our Board of Directors amended the repurchase program, increasing the amount of share repurchases authorized from $1 million to $2 million and $2 million to $4 million, respectively.

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

Dated: November 13, 2020	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Angel Donchev
Angel Donchev
Chief Financial Officer