Form 10-K
period 2020-12-31
WESTERN CAPITAL RESOURCES, INC.
filed 2021-03-31
CIK 1363958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________________ to ___________________

Commission File Number 000-52015

WESTERN CAPITAL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0848102
(State of incorporation)	(I.R.S. Employer Identification No.)

11550 “I” Street, Suite 150 Omaha, Nebraska	68137
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (402) 551-8888

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
None	N/A	N/A

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒ Smaller reporting company ☒  Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2020 was approximately $11,533,000 based on the closing sales price of $4.30 per share as reported on the OTCQB. As of March 29, 2021, there were 9,249,900 shares of our common stock, $0.0001 par value per share, outstanding.

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

Our “Cellular Retail” segment is comprised of an authorized Cricket Wireless dealer and involves the retail sale of cellular phones and accessories to consumers through our wholly-owned subsidiary PQH Wireless, Inc. and its controlled but less than 100% owned subsidiaries. Our “Direct to Consumer” segment consists of a wholly-owned, branded online and direct marketing distribution retailer of live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins and Wayside Gardens brand names and home improvement and restoration products operating as Van Dyke’s Restorers as well as a wholesaler under the Park Wholesale brand. Our “Consumer Finance” segment consists of retail financial services conducted through our wholly-owned subsidiaries Wyoming Financial Lenders, Inc. and Express Pawn, Inc. Our investment holdings are included with WCR. Throughout this report, we collectively refer to WCR and its consolidated subsidiaries as “we,” the “Company,” and “us.”

RECENT EVENTS

Consumer Finance Segment

On November 3, 2020, Nebraska voters passed a ballot initiative that limits all fees charged by payday lenders in Nebraska to an annual interest rate of 36%. In anticipation of such passage, we ceased writing new payday loans in Nebraska in late October 2020 and closed all Nebraska loan centers by year end. Payday operation in Nebraska generated approximately 19% of the segment’s revenue in 2020. The closure of Nebraska payday operations will have a significant and negative impact on this segment’s earnings and a negative impact on this segment’s contribution to shareholder earnings.

In November 2020, we sold five of our six loan centers in Iowa, leaving 19 loan centers in four states, Iowa (1), Kansas (2), North Dakota (10) and Wyoming (6), open as of December 31, 2020. Our three pawn store locations in Iowa (1) and Nebraska (2) also remained open.

In October 2017, the U.S. Consumer Financial Protection Bureau (“CFPB”) adopted a new rule for payday lending. In January 2018, the CFPB issued a statement that it intended to “reconsider” the regulation and delayed the August 19, 2019 compliance date for the other provisions to November 19, 2020. In July 2020, the CFPB issued a final rule applicable to the 2017 rule. The final rule rescinds the mandatory underwriting provisions of the 2017 rule but does not rescind or alter the payments provisions of the 2017 rule. The CFPB has stated that it will seek to have these rules go into effect with a reasonable period for entities to come into compliance. The implementation of the final rule is likely to result in a reduction of bad debt collections in-house and higher outside collection costs, and thus a negative impact on our Consumer Finance segment operating results and this segment’s contribution to shareholder earnings.

Common Stock Repurchases

Through open market purchases, in the fourth quarter of 2020 the Company repurchased and cancelled 11,916 shares of our common stock at an average price of $6.00 per share.

Acquisitions

On January 8, 2021, our newly-formed wholly-owned subsidiary completed a merger with Swisher Acquisition, Inc. (“Swisher”), a manufacturer of lawn and garden power equipment and emergency safety shelters, and provider of turn-key manufacturing services to third parties. Pursuant to the merger, the Company issued 408,000 shares of our common stock as consideration for the merger and Swisher became a wholly-owned subsidiary of the Company as the survivor of the merger.

We are actively searching for additional acquisition opportunities. We are industry agnostic and target leaders in niche industries or geographies as well as opportunistic purchases of businesses that we believe we can improve operationally. We have a particular interest in companies facing succession dilemmas, corporate divestitures and businesses in out-of-favor industries. In addition, we seek to grow our subsidiaries through add-on acquisitions in the e-commerce, cellular retail and manufacturing (added in 2021) segments. Our overall strategy continues to focus on building a diversified portfolio of strong cash flow generating businesses. Our financial strength, long-term view and operating expertise allow subsidiary companies to focus on growing and maximizing return on investment. We expect to be patient and move upon what we believe to be the right investment opportunities.

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

We generate revenue in this business through retail sales of cellular phones, receipt of back-end compensation from Cricket, sales of phone accessories (e.g., cases, chargers and bluetooth devices), fees charged when a customer changes services (service activations and reactivations, adding lines, phone number changes, etc.), or whenever a customer whom we activated on the Cricket network pays his or her no-contract cellular bill.

A summary table of the number of cellular retail stores we operated during the periods ended December 31, 2020 and 2019 follows:

	2020	2019
Beginning	222	205
Acquired / Launched	20	69
Closed / Divested	(37)	(52)
Ending	205	222

Market Information and Marketing

Cricket Wireless provides nationwide 5G coverage and offers customers simple, no annual contract, no overages, predictable and affordable nationwide flat rate wireless plans. Cricket Wireless customers have the added advantage of unlimited talk, text and picture messages in the U.S. and high-speed data access which varies by plan (speeds are reduced after reaching high-speed data allowances on some plans) on the AT&T network.

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

Products and Services

Our authorized Cricket retail stores offer the following products and services:

●	Cricket Wireless service plans, each designed to attract customers by offering simple, no annual contract, no overages, predictable and affordable talk, text, picture messaging and high-speed data services that are a competitive alternative to traditional wireless and wireline services (e.g., flat-rate and unlimited talk/text/picture messages plans, without fixed-term contracts, early termination fees or credit checks);

●	Cricket Wireless plan upgrades, such as Cricket International, individual country add-ons, Cricket Protect and mobile hotspots;

●	Cricket handsets: and

●	A wide range of cellular accessories.

When purchasing a phone, our customers have options among the latest in Apple, Samsung and other Android-based and Windows OS-based smartphones. Because there is no contract for the monthly service, customer phone purchases are paid in full at the time of purchase.

Seasonality

Our Cellular Retail segment operations are influenced by seasonal effects related to traditional retail selling periods and other factors affecting our customer base. In particular, we generally expect sales activity to be highest in the first and fourth quarters. Nevertheless, our revenues can be strongly affected by the launch of new markets, new or improved products such as the release of the latest smartphone edition, promotional activity, the timing of federal tax-refunds and stimulus programs and the actions of our competitors, any of which have the ability to offset or exacerbate the seasonality we normally experience.

Competition

There is substantial and ever-increasing competition in the wireless phone industry where customers can choose between many other postpaid and no-contract resellers, including AT&T, Verizon, T-Mobile/Sprint/Metro, Boost Mobile and a larger number of regional providers. We compete for customers based principally on Cricket’s service/device offerings, price, call quality and coverage area.

Competition for the no-contract customers is primarily among Metro, Virgin Mobile and Boost Mobile, but also includes the traditional postpaid carriers that have introduced no-contract products. There is also competition with other no-contract phone service providers such as Straight Talk by Wal-Mart or Wal-Mart’s Family Mobile powered by T-Mobile, an increase of national retailers offering similar or identical products and services that we provide, such as Cricket phones sold at Game Stop and Wal-Mart, and an increase in mobile virtual network operator (“MVNO”) offerings.

Our Cricket store business also competes with other current or potential authorized Cricket Wireless dealers and direct-to-consumer sales through the Cricket Wireless website. The authorization to sell Cricket products and services is granted by Cricket Wireless, LLC, a wholly-owned subsidiary of AT&T. Our ability to compete with other sellers of Cricket products and services will depend on the success with which we operate our stores and the attractiveness of their locations.

DIRECT TO CONSUMER SEGMENT

General Description

Our Direct to Consumer segment is a direct marketer of roses, plants, seeds, holiday gifts and home restoration products. The business is composed of: 1) a multi-channel retailer of seeds, garden and living gift products; 2) a wholesale seed business; and 3) a multi-channel retailer of home hardware and restoration products. Our garden products brands are highly recognizable in the rose and garden space as both the Jackson & Perkins and Park Seed brands were founded roughly 150 years ago.

During fiscal 2020, our Direct to Consumer segment benefitted from the industry-wide changes in consumer purchasing methods and increase in demand for products ordered online, and from increased consumer interest in gardening and seed-related products.

Products and Services

Our Direct to Consumer segment sells product through catalogs and online under the following brands:

●	Jackson & Perkins, founded in 1872, has approximately 150 years of history and is the most recognized brand of premium garden roses. Jackson and Perkins is one of the largest direct-to-consumer retailers of bare root roses in the United States, selling over 130 active varieties of bare root roses, of which 23 varieties are patented by Jackson and Perkins. In addition to bare root roses, we sell perennials, flower bulbs, outdoor living products as well as living holiday gifts plants. Holiday gifts include fresh evergreen wreaths, live decorative Christmas trees and holiday amaryllis.
●	Park Seed, founded in 1868, over 150 years in the business and one of America’s oldest and largest direct-to-consumer seed retailers. As a leader within the Direct to Consumer seed business, Park Seed sells over 2,500 premium vegetable and flower seed options, as well as various gardening supplies. The wholesale seed business sells seeds, plants and other horticultural products in larger quantities to small-medium sized growers, nurseries and garden centers. Plants and seeds sales are concentrated during the spring months.
●	Wayside Gardens, sells unique, hard to find high-end flowers, plants and gardening supplies to the master gardener. The Wayside Gardens customer is extremely selective, very knowledgeable, and seeks high quality plants. Approximately 70% of sales occur in the three months from March to May, during the spring planting season.
●	Van Dyke’s, an online and catalog retailer with a vast assortment of vintage home restoration wood products, hardware and antique furniture, many of which are hard to find. Van Dyke’s focus is on hardware, decorative wood, home accents, knobs and pulls and kitchen, bath and other décor.

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

Market Strategy

As a direct-to-consumer retailer, we focus our marketing spending on internet advertising, mail order catalogs and traditional advertising mediums (i.e., public relations, magazines, social media, etc.). We are focused on niche markets and direct our advertising to repeat and new customers through internet marketing strategies.

Competition

In the retail garden business, within the bare root rose category, we compete against brick and mortar garden centers and nurseries (approximately 10,000 across the United States), as well as other online and mail-order retailers, including David Austin Roses and Regan Nursery. Across other plant categories, we compete against brick and mortar garden centers and big-box retailers, Gardens Alive and their portfolio of brands, as well as other direct-to-consumer competitors. Competitors for our seed and growing accessory category include brick and mortar retailers and other direct-to-consumers retailers like Burpee. Within the seed business, Burpee, in addition to having an online presence, supplies lower-end seed products to mass-market retailers, including Wal-Mart. Our biggest competitive advantages are our recognizable brand names and their affiliated product lines: Jackson & Perkins brand name and unique rose varieties and our Park Seed brand exclusive garden seeds and growing products. In addition, Jackson & Perkins’ successful online platform provides a competitive advantage over brick and mortar garden centers and nurseries with many consumers, particularly since the COVID-19 pandemic started. The most direct competitor for Wayside Gardens is White Flower Farms, which also focuses on high-end, premium plants.

Within the holiday gifting portion of this segment, we compete against larger competitors including Harry and David and 1-800 Flowers, among others.

Our Van Dyke’s Restorers brand competes primarily with other online retailers because brick and mortar stores cannot afford to carry Van Dyke’s breadth of SKUs. Our competitors are Signature Hardware, House of Antique Hardware, and Rejuvenation Hardware (part of Williams Sonoma). These competitors compete primarily in the hardware, lighting and kitchen and bath categories. The decorative wood portion of the Van Dyke’s business is in a very fragmented industry niche and there are no big decorative wood competitors. Van Dyke’s competes primarily through the breadth of its product variety as well as through its established brand name and customer list.

CONSUMER FINANCE SEGMENT

General Description

The majority of short-term consumer loans we provide are commonly referred to as “payday loans” or “cash advance” loans. Such loans are referred to as “payday loans” because they are typically made to borrowers who have no available cash and promise to repay the loan out of their next paycheck. We also provide pawn loans and provided short-term installment loans through October 2020 as part of this operating segment.

We provide short-term consumer loans in amounts that typically range from $100 to $500, with the average loan amount, including fee, being approximately $444. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s post-dated personal check for the aggregate amount of the cash advance, plus a fee. The fee varies from state to state based on applicable regulations and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed. To repay the cash advance loan, a customer may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection. Approximately 92% and 91% of our lending revenue (comprised of payday loan fees and installment and pawn loan interest and fees) in the Consumer Finance segment was derived from payday lending in 2020 and 2019, respectively. Payday lending revenue made up approximately 71% and 76% of our total revenue (comprised of lending revenue, check cashing fees, pawn fees and miscellaneous other revenue) in the Consumer Finance segment in 2020 and 2019, respectively.

We offered short-term installment loans in Wisconsin until October 2020 and in Colorado until February 2019. Approximately 2% and 3% of our total revenue in the Consumer Finance segment was derived from installment lending in 2020 and 2019, respectively. We provided our installment loan customers with cash in exchange for a promissory note with a maturity of generally six months. The fee and interest rate on installment loans varied based on applicable state regulations. Like cash advance or payday loans, installment loans were unsecured.

We operate three pawn stores in our Consumer Finance segment. Our pawn stores provide collateralized non-recourse loans, commonly known as “pawn loans” with maturities of one to four months. Allowable service charges vary by state and loan size. The loan amount varies depending on our valuation of each item pawned. We generally lend from 30% to 55% of our estimate of the collateral’s resale value. Customers have the option to redeem the pawned merchandise during the term or at maturity, or else forfeit the merchandise to us on maturity. At our pawn stores, we sell merchandise acquired through either customer forfeiture of pawn collateral, second-hand merchandise purchased from customers or consigned to us, or new merchandise purchased from vendors. Pawn store revenues made up approximately 23% and 17% of our total revenue in the Consumer Finance segment in 2020 and 2019, respectively.

All of our Consumer Finance lending activities and other services are subject to state regulations (which vary from state to state), federal regulations and local regulations, where applicable.

As part of each payday loan transaction, we enter into a standardized written promissory note with the borrowing customer and obtain proof of income and identity, a personal post-dated check for the principal loan amount plus a specified fee, and other documentation. Our standardized contracts vary based on state laws, but all of our contracts plainly state in simple terms the annual percentage rate (assuming the fees we charge are computed as interest) in compliance with Regulation Z, the borrower’s right to rescind the transaction, a dispute-resolution clause, a notice of financial privacy rights, an affirmative representation about whether the borrower is a member of the U.S. military, and the consequences of defaulting on the loan. We retain copies of our written contracts and provide a signed copy to our customers.

In general, our lending process and standards are extraordinarily different from those used by banks. To our knowledge, banks typically order and carefully review credit reports on all loans, engage in extensive underwriting analysis, and will typically make independent verification of earnings history through phone calls, reviews of tax returns and other processes. As a result, we generally experience a higher default rate on our personal loans than banks do on their personal loans (see caption below, “Risks Associated with Our Loans—Default and Collection”). As of December 31, 2020, we had an aggregate (of all loan types) of approximately:

●	$1.84 million in current outstanding loan principal, fees and interest due to us; and
●	$0.41 million of late loans (customers’ repayment checks deposited and returned as NSF within the last 180 days or installment loan balances not past the final installment due date with one or more payments delinquent).

A summary table of the number of Consumer Finance locations operated during the periods ended December 31, 2020 and 2019 follows:

	2020	2019
Beginning	39	41
Acquired / Launched	—	—
Closed / Divested	(17)	(2)
Ending	22	39

The Fees We Charge

The fee we charge for a payday loan varies from state to state, based on applicable regulations, and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed. We do not charge interest in connection with our payday loans but did charge interest and fees where allowable on our short-term installment loans made in Wisconsin. If, however, we calculate the loan fees we charge as an annual percentage rate of interest (“APR”), such rate would range from 177% for a 31-day loan transacted in Kansas (on the low end) to approximately 536% for a 14-day loan in Wyoming (on the high end), with the actual average loan amount and average actual loan fees we charge involving an imputed annual percentage rate of approximately 439% and 198% for a 14-day and 31-day loan, respectively. The term of a loan significantly affects the imputed APR of the fees we charge for our loans. For instance, when a $15 fee is charged for a two-week loan of $100, the resulting APR is 391%. When the same fee on $100 is charged for a four-week loan, the resulting APR is 195%. Currently, we do not charge the maximum fee permitted in all of the states where we operate. We do, however, charge a uniform fee for all transactions processed in any particular state that involve the same range of payday loan amounts and the same term.

Of the four states in which we presently operate, each limits the loan fees we may charge and the term (i.e., the length) of the loan we may offer our customers.

We also offer pawn loans in Nebraska and Iowa. Allowable service charges for pawn loans vary by state and loan size. Our pawn loans earn 20% per month for loans under $1,000 and our average pawn loan amount typically ranges between $10 and $250, although it may range as high as $5,000. The loan amount varies depending on our estimated value of each item pawned.

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

Risks Associated With Our Loans—Default and Collection

Ordinarily, our customers approach us for a loan because they currently have insufficient funds to meet their present obligations, and so rarely, if ever, do our customers have sufficient funds in their checking accounts to cover the personal post-dated checks they provide us at the time of the loan transaction. The nature of our payday loan transactions presents a number of risks, including the ultimate risk that the loan will not be paid back. In addition, we do not obtain security for our payday loans principally because, even assuming our customers would have potential collateral to offer as security for a payday loan, the small size of each particular lending transaction does not justify the time, effort and expense of identifying the collateral and properly obtaining a security interest in such collateral. As a consequence, all of our payday loans are unsecured. This means that, absent court or other legal action compelling a customer to repay our loans, we rely principally on the willingness and ability of our customers to repay amounts they owe us. In this regard, in many cases the costs of merely attempting to collect the amounts owed to us exceed the amounts we would seek to collect—making it impractical to take formal legal action against a defaulted borrower.

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

Historically, we collect approximately 60% - 63% of the amount of all returned checks, which results in approximately 2.38% of our total payday loan principal and fee volume being uncollectible. In 2020 and 2019, we generated approximately 84,000 and 126,000 payday loan transactions, respectively.

Industry Information

According to a December 2017 study by the Center for Financial Services Innovation (“2017 Financially Underserved Market Size Study”), consumers spent approximately $3.2 billion on fees for single payment loan products from storefront payday lenders in 2016, compared to $3.6 billion in 2015. This year-over-year decline continues a trend that is expected to continue going forward. According to the Community Financial Services Association of America (“CFSA”) website, industry analysts estimate that 12 million U.S. households use short-term payday advances each year in 35 states, and estimate that there are 20,600 payday advance locations across the United States, which extend approximately $38.5 billion in short-term credit to households experiencing cash-flow shortfalls. In addition to being a valuable source of credit for many consumers, the payday loan industry makes significant contributions to the U.S. and state economies, employing more than 50,000 Americans who earn $2 billion in wages and generating more than $2.6 billion in federal, state, and local taxes. Industry trends indicate that there will likely be a net decrease in total payday lending stores over the next few years due to store closings resulting from a combination of regulatory or legal changes, regulatory pressures, a slowdown in new store growth, and general economic conditions.

Predatory Lending and Regulatory Concerns

In general, the payday lending industry suffers from the perception and widespread belief that payday lenders are, by their nature, predatory lenders, offering loans to low-income and poorly educated consumers at costs that are too high to be good for consumers. This perception and belief results in frequent efforts in the U.S. Congress and various state legislatures, often proposed by consumer advocacy groups and lobbyists for traditional financial institutions such as banks, to further regulate and restrict or prohibit payday lending outright. See “Item 1A – Risk Factors” for further information regarding regulatory risks.

We do not believe payday lending is predatory, nor do we believe that our loans are too costly for consumers if they are judiciously obtained. In fact, we believe that bank overdraft fees by themselves are typically far more costly for consumers, and bouncing a check can often involve other negative consequences such as independent fees levied by the parties to whom a bad check is written, negative publicity, etc. In this regard, the FDIC released a November 2008 report called “Study of Bank Overdraft Programs.” The report indicates that the average amount obtained when bank customers overdraw their accounts is $60, and the average overdraft fee charged by the bank is $27. This equates to an APR of 1,173% and 587% for a two-week and four-week $60 bank “loan,” respectively. In sum, we believe that many of the bad perceptions about our industry are fueled primarily by:

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

Competition

Like most other payday lenders, we believe that the primary competitive factors in our business are location and customer service. We face intense competition in an industry with relatively low barriers to entry, and we believe that the payday lending markets are becoming more competitive as the industry matures and consolidates. We compete with other payday lending and check cashing stores, and with financial service entities and retail businesses that offer payday loans or similar financial services. For example, we consider credit card companies that offer payday features, credit unions, banks that offer small loans, and creditors and loan services that can extend payment terms on outstanding loans to be our competitors. In addition, we compete in part with services offered by traditional financial institutions, most notably with respect to the “overdraft protection” services those institutions may offer and the charges they levy for checks written with insufficient funds.

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

Effect of General Economic Conditions on our Consumer Finance Segment

Our business has experienced fluctuating changes in our provision for loan losses in recent years, significantly impacted by the amount loaned by loan types where installment lending carried a higher forfeiture rate. For example, our provision for loan losses as a percentage of payday, installment and pawn loan revenue was 4.60%, 11.5% and 13.9% in 2020, 2019 and 2018, respectively. We are uncertain how the current economic conditions will affect demand for our services or our loan losses after 2020.

Credit and financing available to us and our industry have been negatively impacted by recent federal and state legislation and regulation, including the overall negative perception associated with payday lending. For example, we are aware of federal and state regulatory pressures being exerted on our banking relationships due to the negative perception about payday lending. For more information, see “Regulation - Regulation of Consumer Financing Activities” below.

REGULATION

We are subject to regulations by federal, state and local governments that affect the products and services we provide. Generally, these regulations are designed to protect consumers who use our services and are not designed to protect our shareholders.

Regulation of Consumer Financing Activities

In those states where we currently operate consumer finance activities, we are licensed as a payday lender or pawn broker where required and are subject to various state regulations regarding the terms and conditions of our payday and pawn loans and our lending policies, procedures and operations. In some states, payday lending is referred to as “deferred presentment,” “cash advance loans,” “deferred deposit loans,” or “consumer installment loans.” State regulations normally limit the amount that we may lend to any single consumer and may limit the number of loans that we may make to any consumer at one time or in the course of a single year. State regulations also limit the amount of fees that we may assess in connection with any loan transaction and may limit a customer’s ability to extend or “rollover” a loan with us. State regulations often specify minimum and maximum maturity dates for payday loans and, in some cases, specify mandatory cooling-off periods between transactions.

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

During the last several years, legislation has been introduced and passed in the U.S. Congress and in certain state legislatures proposing or effecting various restrictions or an outright prohibition on payday or certain installment lending and consumer advocacy groups in many states are actively seeking state law changes which would effectively end the viability of a payday loan business. Currently, state laws in Arizona, Colorado, Georgia, Montana, Nebraska, Oregon, and South Dakota have effectively eliminated the ability to conduct payday and certain installment lending in those states. In 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which consolidated most federal regulation of financial services offered to consumers, and replaced the Office of Thrift Supervision’s seat on the FDIC Board. Almost all credit providers, including mortgage lenders, providers of payday loans, other nonbank financial companies, and banks and credit unions with assets over $10 billion, are subject to regulations and oversight by the Consumer Financial Protection Bureau (“CFPB”). While the CFPB does not have authority to make rules limiting interest rates or fees charged, the scope and extent of its authority are broad enough to impose limits on rollovers and extensions of payday loans, as well as compliance with federal rules and regulations.

After several years of research, debate, and public hearings, in October 2017, the CFPB adopted a new rule for payday lending. The 2017 rule, originally scheduled to go into effect in August 2019, would have imposed significant restrictions on the industry, and at the time it was expected that a large number of lenders would be forced to close their stores. The CFPB’s studies projected a reduction in the number of lenders by 50%, while industry studies forecasted a much higher attrition rate if the rule were to be implemented as originally adopted. Included in the new rule were requirements for vetting borrowers (i.e., obtaining a credit report and performing basic underwriting procedures), limits on the number of loans a consumer could obtain in a 12-month period, limiting to two the number of times a consumer’s check may be presented to the consumer’s bank for payment, and provisions requiring paydowns by the consumer on successive loans. However, in January 2018, the CFPB issued a statement that it intends to “reconsider” the regulation and delayed the August 19, 2019 compliance date for the other provisions to November 19, 2020. In July 2020, the CFPB issued a final rule applicable to the 2017 rule. The final rule rescinds the mandatory underwriting provisions of the 2017 rule but does not rescind or alter the payments provisions of the 2017 rule. The CFPB will seek to have these rules go into effect with a reasonable period for lenders to come into compliance.

In addition, our Consumer Finance segment activities are subject to the following federal consumer laws, regulations and CFPB guidance:

●	Unfair, Deceptive or Abusive Acts or Practices (“UDAAP”)
●	Fair Debt Collections Practice Act (“FDCPA”)
●	Consumer Complaint Management
●	Electronic Fund Transfer Act (“EFTA”) (Reg. E)
●	Fair Credit Reporting Act (“FCRA”)
●	Service Members Civil Relief Act

For more information, see “CONSUMER FINANCE SEGMENT—Predatory Lending and Regulatory Concerns” above.

Financial Reporting Regulation

Regulations promulgated by the United States Department of the Treasury under the Bank Secrecy Act require us to report all transactions involving currency in an amount greater than $10,000. Generally, every financial institution must report each deposit, withdrawal, exchange of currency, or other payment or transfer that involves an amount greater than $10,000. In addition, multiple currency transactions must be treated as a single transaction if we have knowledge that the transactions are by or on behalf of any one person and result, in a single business day, in the transfer of cash in or out totaling more than $10,000. In addition, the regulations require us to maintain information concerning sales of monetary instruments for cash in amounts from $3,000 to $10,000. The Bank Secrecy Act requires us, under certain circumstances, to file a suspicious activity report.

The Money Laundering Suppression Act of 1994 requires us to register with the United States Department of the Treasury as a money service business (“MSB”). MSBs include check cashers and sellers of money orders. MSBs must renew their registrations every two years, maintain a list of their agents, update the agent list annually, and make the agent list available for examination.

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

Technology and Information

We maintain integrated systems of retail points of sale and management software applications and platforms for processing the various types of financial transactions we offer. These systems provide us with customer service, internal control mechanisms, record-keeping and reporting information. These systems are designed to provide summary, detailed and exception information to various levels of management.

Security

We believe the principal security risks to our Consumer Finance and Cellular Retail segments are robbery and employee theft. We have established extensive security and management information systems to address both areas of potential loss. To protect against robbery, most payday lending store employees work behind bullet-resistant glass, and the back office, safe and computer areas are locked and closed to customers. Security measures utilized in our retail locations include mechanical safes, electronic alarm systems monitored by third parties or remote-controlled systems, control over entry to customer service representative, motion detection devices, locked cases, and, at times, the use of professional security services. Consumer Finance segment employees also use cellular phones to ensure safety and security whenever they are outside secured areas.

We implemented critical safeguarding controls, including daily cash and deposit monitoring, unannounced audits of cash and inventory items, and requiring immediate responses from our staff when irregularities in cash balances are discovered. We primarily self-insure for employee theft and dishonesty at the store level.

We regularly receive and store information about our customers, vendors and other third parties. We have programs in place to detect, contain, and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third parties or through open-source solutions may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our team members, contractors, and vendors.

EMPLOYEES

As of December 31, 2020, we had approximately 840 employees. We believe our relationship with our employees is good, and we have not suffered any work stoppages or labor disputes. We do not have any employees that operate under collective-bargaining agreements.

CORPORATE INFORMATION

Our principal offices are located at 11550 “I” Street, Suite 150, Omaha, Nebraska 68137, our telephone number at that office is (402) 551-8888, and our internet website is https://www.westerncapitalresources.com.

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

Our controlling shareholders, WCR, LLC, BC Alpha Holdings I, LLC and their affiliates that are under common control (see Item 12), had beneficial ownership of approximately 74% of our common stock as of March 29, 2021. As a result, the controlling shareholders have the ability to outright control our affairs through the election and removal of our entire Board of Directors and all other matters requiring shareholder approval, including a future merger or consolidation of the Company, or a sale of all or substantially all of our assets. This concentrated control limits the Company’s public float and could discourage others from initiating any such potential merger, consolidation or sale or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

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

In general, there has been minimal trading volume in our common stock. During 2020, the average daily trading volume was under 2,000 shares. The small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, small trading volumes are generally understood to depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

A significant portion of our assets consists of goodwill and other intangible assets.

As of December 31, 2020, 10.0% of our assets consisted of goodwill and other intangible assets. Under generally accepted accounting principles, the carrying value of goodwill is subject to periodic review and testing to determine if it is impaired. The value of our assets will depend on market conditions, regulatory environment, the availability of buyers and similar factors. While the value of these assets is based on management projections and assumptions and is determined by using the discounted cash flow method for purposes of our impairment testing, those values may differ from what could ultimately be realized by us in a sales transaction or otherwise and that difference, while not affecting cash flow, could have a material adverse impact on our operating results and financial position.

Industry Risks

We face significant cellular retail competition that may reduce our market share and lower our profits.

We face significant competition in our Cellular Retail segment. We compete with the three national wireless service providers (AT&T, T-Mobile/Sprint and Verizon Wireless) as well as other smaller brands or carriers such as U.S. Cellular, Boost Mobile and Metro by T-Mobile and with many mobile virtual network operators (“MVNOs”) such as Walmart’s Straight Talk and Family Mobile plans. We also compete with government-financed “lifeline assurance” programs that offer free or reduced-cost cellular services to individuals and families receiving many types of public assistance. Our ability to compete effectively will depend on, among other things, the pricing of cellular services and equipment, the quality of our customer service, the reach and quality of our sales and distribution channels and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industry, including new technologies and business models, changes in consumer preferences, demographic trends and economic conditions.

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

A sustained deterioration in the economy could reduce demand for our Direct to Consumer segment products and services and result in reduced earnings.

A sudden or sustained deterioration in the economy could result in decreased demand for our seed, live plant, holiday gifts, lawn and garden power equipment, emergency safety shelters and home restoration products. This could result in decreased revenue and, because a significant portion of our sales in the Direct to Consumer segment are of live goods, inventory losses on live product acquired prior to a seasonal selling period could be significant.

Our success depends, in substantial part, on our continued ability to market our products through search engines and social media platforms.

The marketing of our products in the Direct to Consumer segment depends on our ability to cultivate and maintain cost-effective and otherwise satisfactory relationships with search engines and social media platforms, including those operated by Google, Facebook, Bing and Yahoo! These platforms could decide to change their terms and conditions of use at any time (and without notice) and/or significantly increase their fees. No assurances can be provided that we will be able to maintain cost-effective and otherwise satisfactory relationships with these platforms and our inability to do so in the case of one or more of these platforms could have a material adverse effect on our business, financial condition and results of operations.

We obtain a significant number of visits via search engines such as Google, Bing and Yahoo! Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, which can negatively affect the placement of links and, therefore, reduce the number of visits to our website. The growing use of online ad-blocking software may also impact the success of our marketing efforts because we may reach a smaller audience and fail to bring more customers to our websites, which could have a material adverse effect on our business, financial condition and results of operations.

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

The abundance of free shipping offers from Amazon.com and other online retailers has put pressure on our Direct to Consumer segment shipping revenues, currently representing 16% of Direct to Consumer revenues. If market forces lead to the elimination of this revenue stream, it may be difficult for the Direct to Consumer segment to make up that lost revenue.

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

From a federal standpoint, anti-payday loan legislation has occasionally been introduced in the U.S. Congress. Over the past several years, consumer advocacy groups and certain media reports have advocated governmental and regulatory action to prohibit or severely restrict sub-prime lending activities such as those we conduct. As outlined under “BUSINESS – REGULATION – Regulation of Consumer Financing Activities,” the CFPB released their final rule in October 2017, announced in January 2018 that it was reconsidering the rule and in July 2020 issued a final rule applicable to the 2017 rule.

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

General economic conditions affect our Consumer Finance segment, and accordingly, our results of operations could be adversely affected by a general economic slowdown or other negative economic conditions such as high unemployment.

Provision for loan losses, net of recoveries, is one of our largest Consumer Finance segment operating expenses, constituting approximately 4.6% of our loan fee revenues for the year ended December 31, 2020. Any changes in economic factors that adversely affect our customers, such as an economic downturn or high unemployment, could result in higher loan loss experiences than anticipated, which could in turn adversely affect our loan charge-offs and operating results.

In addition, changes in economic factors could cause worsening performance of our pawn loans and in consumer demand for and resale value of pre-owned merchandise that we sell in our stores. This, in turn, could reduce the amount that we could effectively lend on an item of collateral. Such reductions could adversely affect pawn loan balances, pawn loan redemption rates, inventory balances, revenues and gross profit margins.

Company Risks

We are subject to risks associated with public health crises and epidemics/pandemics, such as COVID-19.

We are exposed to risks associated with public health crises and epidemics/pandemics, such as COVID-19, including its variants. COVID-19 or other epidemics/pandemics may have an adverse impact on our operations, supply chains and distribution systems and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments have taken, are taking or that may occur or recur in the future, including travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. Due to these impacts and measures, we may experience significant and unpredictable reductions or increases in demand for certain of our products and services. In addition, prolonged quarantines or travel restrictions may significantly impact the ability of our employees to get to their places of work or may significantly hamper our products from moving through the supply and distribution chains. As a result, COVID-19 or other epidemics/pandemics could negatively affect our sales, and it is uncertain how they will affect our operations generally if these impacts persist or exacerbate over an extended period of time. In addition, some of our businesses, particularly our Direct to Consumer segment with its focus on online sales to consumers, enjoyed increased demand as a result of the COVID-19-related restrictions and resulting changes in consumer behavior, some of which demand may not continue if consumer behaviors again change as such restrictions lapse. Any of these impacts could have a material adverse effect on our business, financial condition and results of operations.

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

In our Direct to Consumer segment we have year-to-year agreements with third party wholesale growers that could be impacted by changes in their business operations, including, but not limited to plant disease, financial difficulties, labor disruptions, land lease issues and water supplies. Although J&P Park Acquisitions, Inc. (“JPPA”) has taken steps to purchase from multiple vendors and identify alternate sources of supply, the long lead time involved in growing operations could mean the Company might not be able to obtain certain crops at certain times. Certain of the Company’s growers also compete with the Company through their own direct-to-consumer selling operations. Additionally, the recent COVID-19 virus has caused some imported products to be delayed. There could be further disruptions, whether caused by the third-party wholesaler, pandemic, weather or other environmental or climate influences that could limit the supply of product we rely upon to fulfill orders.

Large or rapid increases in the cost of raw materials or components parts or substantial decreases in their availability could materially and adversely affect the operating results of the Swisher business we acquired on January 8, 2021.

On January 8, 2021, we acquired Swisher, as described in Part I, Item 1, “Business-Recent Events-Acquisitions.”  Swisher uses large amounts of steel, among other items, in the manufacture of its products. Occasionally, market prices of some of the steel or other key raw materials may increase significantly, including as a result of tariffs or other trade barriers. If in the future Swisher is not able to reduce product costs in other areas or pass raw material and related component price increases on to its customers, its margins could be adversely affected. In addition, because Swisher maintains limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers - including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, epidemics, pandemics like COVID-19, other infectious diseases, weather emergencies or other natural disasters - may impair Swisher’s ability to satisfy its customers and could adversely affect its financial performance.

We may be subject to product liability and other similar claims if people or property are harmed by the products we sell.

Some of the products we sell, including those sold in the recently acquired Swisher business, may expose us to product liability and other claims and litigation (including class actions) or regulatory action relating to safety, personal injury, death or environmental or property damage. Some of our agreements with members of our supply chain may not indemnify us from product liability for a particular product, and some members of our supply chain may not have sufficient resources or insurance to satisfy their indemnity and defense obligations. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

A significant disruption in our information systems and our inability to adequately maintain and update those systems could adversely affect our operations and our ability to maintain the confidence of our customers and business partners.

We rely extensively on our information systems to manage and operate our businesses. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses, malicious attacks, denial of service attacks, security breaches, and catastrophic events. If our systems are damaged, fail to function properly or reliably, or our security measures fail to prevent a disruption, we may incur substantial repair or replacement costs, experience data loss or theft and impediments to our ability to manage inventories or efficiently effect transactions, engage in additional promotional activities to retain our customers, and encounter lost confidence of our customers and other business partners, which could adversely affect our results of operations.

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

Unexpected system interruptions caused by system failures may result in reduced revenues and harm to our brands, particularly for our Direct to Consumer segment.

In the past, particularly during peak holiday periods, we have experienced significant increases in traffic on our website and in its toll-free customer service centers for our Direct to Consumer segment. Our operations depend on our ability to maintain our computer and telecommunications systems in effective working order and to protect its systems against damage from fire, natural disaster, power loss, telecommunications failure, security breaches (including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data) or similar events. Our systems have in the past, and may in the future, experience systems interruptions, long response times or degradation in service. Our Direct to Consumer business depends on customers making purchases on our systems. Our revenues may decrease and our reputation could be harmed if we experience frequent or long system delays or interruptions or if a disruption occurs during a peak holiday season.

If our telecommunications providers do not adequately maintain our service, we may experience system failures and our revenues may decrease.

We depend on telecommunication providers to provide telephone services to our customer service centers and connectivity with our data centers for our Direct to Consumer segment. Although we maintain redundant telecommunications systems, if these providers experience system failures or fail to adequately maintain our systems, we may experience interruptions and will be unable to generate revenue. We depend upon these third-party relationships because we do not have the resources to maintain our service without these or other third parties. Failure to maintain these relationships or replace them on financially attractive terms may disrupt our operations or require us to incur significant unanticipated costs.

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

We currently provide payday lending services in four states, down from six states providing payday or installment lending services as of December 31, 2019. In 2020, Nebraska voters approved a 36% rate cap on payday loans, resulting in us ceasing payday lending in the state. For the year ended December 31, 2020, payday loan center revenue from our locations in Nebraska represented 24.8% of our total payday and installment loan center revenue and 19.0% of our Consumer Finance revenue, a significant loss to the Consumer Finance segment.

Our Consumer Finance segment revenues from payday loan fees is now concentrated in the states of North Dakota, Wyoming, Iowa and Kansas. Changes to prevailing economic, demographic, competitive, regulatory, statutory or any other conditions, including the legislative, regulatory or litigation risks mentioned above, in the markets in which we operate, could lead to a further deterioration in revenues in this segment or an increase in our provision for doubtful accounts, or even an outright legal prohibition on the conduct of our business.

If estimates of our loan losses are not adequate to absorb actual losses, our financial condition and results of operations may be adversely affected.

We maintain an allowance for loan losses at levels to cover the estimated incurred losses in the collection of our payday and installment loan portfolios outstanding at the end of each applicable period. At the end of each period, management considers recent collection history to develop expected loss rates, which are used to establish the allowance for loan losses. Our allowance for loan losses was $0.32 million on December 31, 2020. Our allowance for loan losses is an estimate, and if actual loan losses are materially greater than our allowance for losses, our financial condition and results of operations could be adversely affected.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

None.

ITEM 2    PROPERTIES

Our headquarters is in Omaha, Nebraska. We lease a 12,420-square-foot space which is used as our corporate headquarters as well as headquarters for the Cellular Retail and Consumer Finance segments, with additional space available, which is sufficient for our projected near-term future growth. Our monthly lease amount is currently $13,553 and the lease expires on January 31, 2025. The corporate phone number is (402) 551-8888.

Our Direct to Consumer segment, acquired on July 1, 2015, owns a 100-acre property with a 382,790 square foot facility in Greenwood, South Carolina. This facility is utilized as JPPA distribution and warehouse facility. The real estate is not encumbered as of December 31, 2020.

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

MARKET INFORMATION

Our common stock is listed for trading under the symbol “WCRS” on the “OTCQB,” which is the OTC Markets’ middle-tier over-the-counter quotation platform. The transfer agent and registrar for our common stock is EQ located at 1110 Centre Pointe Curve #101, Mendota Heights, MN 55120.

HOLDERS

As of the date of this report, we had 9,249,900 shares of common stock outstanding held by approximately 250 holders of record.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information about purchases of Western Capital Resources, Inc. common stock by us during the three months ended December 31, 2020:

Share Repurchases
Period Beginning	Period Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Board Approved Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
October 1, 2020	October 31, 2020	—	—	—	$1,243,300
November 1, 2020	November 30, 2020	11,916	6.00	11,916	$1,171,800
December 1, 2020	December 31, 2020	—	—	—	$1,171,800
		11,916		11,916

(1)	On September 13, 2018, our Board of Directors authorized a share repurchase program under which we may repurchase up to $1 million of common stock. Repurchases may be made from time to time on the open market or through privately negotiated transactions.

In February and September 2020, our Board of Directors amended the repurchase program, increasing the amount of share repurchases authorized from $1 million to $2 million and from $2 million to $4 million, respectively.

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

OVERVIEW

2020 resulted in significant growth in operating results in our Direct to Consumer and Cellular Retail operating segments while results from our Consumer Finance operating segment continue to deteriorate. We believe that maneuvers over the past few years put us in position to do well in the two segments experiencing growth in the unusual and challenging 2020 COVID environment.

RESULTS OF OPERATIONS:

YEAR ENDED DECEMBER 31, 2020 COMPARED TO YEAR ENDED DECEMBER 31, 2019

Net income attributable to our common shareholders was $8.21 million, or $0.90 per share, in 2020 compared to $2.32 million, or $0.25 per share, in 2019. Revenues increased from $117 million in 2019 to $135 million in 2020, with the Cellular Retail and Direct to Consumer segments being the largest contributors to the increase, with 24.1% and 10.8% year-over-year growth, respectively.

The following table provides year-over-year revenues and net income attributable to WCR common shareholders by operating segment (in thousands):

	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total
Year Ended December 31, 2020
Revenue from external customers	$85,209	$42,114	$1,784	$—	$129,107
Fee and interest income	$—	$—	$5,959	$—	$5,959
Total revenue	$85,209	$42,114	$7,743	$—	$135,066
% of total revenue	63.1%	31.2%	5.7%	0.0%	100.0%
Net income (loss)	$5,934	$4,947	$440	$(1,073)	$10,248
Net income attributable to noncontrolling interests	$2,035	$—	$—	$—	$2,035
Net income (loss) attributable to WCR common shareholders	$3,899	$4,947	$440	$(1,073)	$8,213

Year Ended December 31, 2019
Revenue from external customers	$68,682	$38,024	$1,696	$—	$108,402
Fee and interest income	$—	$—	$8,513	$—	$8,513
Total revenue	$68,682	$38,024	$10,209	$—	$116,915
% of total revenue	58.8%	32.5%	8.7%	0.0%	100.0%
Net income (loss)	$2,502	$588	$1,066	$(700)	$3,456
Net income attributable to noncontrolling interests	$1,135	$—	$—	$—	$1,135
Net income (loss) attributable to WCR common shareholders	$1,366	$588	$1,066	$(700)	$2,320

Cellular Retail

The following table summarizes our Cellular Retail segment operating results:

	Year Ended December 31, (in thousands)		2020 % of	2019 % of
	2020	2019	Revenues	Revenues
Revenues:
Retail sales and associated fees	$65,145	$52,377	76.5%	76.3%
Other revenue	20,064	16,305	23.5%	23.7%
	85,209	68,682	100.0%	100.0%
Cost of revenues	39,008	28,863	45.8%	42.0%
Gross profit	46,201	39,819	54.2%	58.0%

Salaries, wages and benefits expense	22,072	21,360	25.9%	31.1%
Occupancy expense	8,771	8,929	10.3%	13.0%
Depreciation and amortization expense	2,014	1,960	2.4%	2.9%
Interest expense	—	62	—%	0.1%
Other expense	5,936	4,516	7.0%	6.6%
Provision for income taxes	1,474	490	1.6%	0.7%
	40,267	37,317	47.2%	54.4%
Net income	$5,934	$2,502	7.0%	3.6%

Segment contribution to net income before noncontrolling interests was $5.93 million in 2020 compared to $2.50 million in 2019. Contributing to the year-over-year increase in net income before noncontrolling interests was $1.53 million of supplemental compensation from Cricket Wireless, provided to alleviate the financial strain caused by COVID-19 and the temporary closure of 75 of our stores.

Due to the impact of COVID-19 and even though our stores were generally deemed to be “essential businesses,” on March 19, 2020, we began the process of temporarily closing approximately 75 of our retail stores. By the end of April 2020, all but 22 had reopened. In June 2020, pursuant to Cricket Wireless’ distribution optimization program, we permanently closed the 22 remaining un-opened stores and five others. In 2020, we recorded a loss of $0.91 million relating to the closures. At the end of fiscal 2020, we were operating 205 locations, approximately 70% of which are performing at levels above their respective performance levels prior to the initiation of the distribution optimization program. Over the last five years we have executed a growth strategy involving launching, acquiring, and selling locations and closing underperforming locations. At the end of 2020 we believe we are positioned with a more profitable mix of locations.

Direct to Consumer

The following table summarizes our actual Direct to Consumer segment operating results:

	Year Ended December 31, (in thousands)		2020 % of	2019 % of
	2020	2019	Revenues	Revenues
Revenues	$42,114	$38,024	100.0%	100.0%
Cost of revenues	19,442	20,324	46.2%	53.5%
Gross profit	22,672	17,700	53.8%	46.5%

Salaries, wages and benefits expense	5,887	5,949	14.0%	15.6%
Occupancy expense	565	531	1.3%	1.4%
Depreciation and amortization expense	531	513	1.3%	1.4%
Interest expense	—	2	—%	—%
Other expense	9,286	9,942	22.0%	26.1%
Provision for income taxes	1,456	175	3.5%	0.5%
	17,725	17,112	42.1%	45.0%
Net income	$4,947	$588	11.7%	1.5%

The Direct to Consumer segment contributed $4.95 million of net income in 2020 compared to $0.59 million in 2019. Over the past several years, we have focused on upgrading management and product offerings as well as optimizing marketing spend. During 2020, the segment experienced an increase in product sales, benefitting from the industry-wide changes in consumer purchasing methods and increase in demand for products ordered online, and from increased consumer interest in gardening and seed-related products. Gross profit increased due to changes implemented by management in product offerings, shipping promotions, and the elimination of lower-margin items while promoting higher-margin items.

Consumer Finance

The following table summarizes our Consumer Finance segment operating results:

	Year Ended December 31, (in thousands)		2020 % of	2019 % of
	2020	2019	Revenues	Revenues
Revenues:
Retail sales	$1,438	$1,369	18.6%	13.4%
Financing fees and interest	5,959	8,513	76.9%	83.4%
Other revenue	347	328	4.5%	3.2%
	7,744	10,210	100.0%	100.0%
Cost of revenues	1,114	1,833	14.4%	18.0%
Gross profit	6,630	8,377	85.6%	82.0%

Salaries, wages and benefits expense	3,076	3,692	39.7%	36.2%
Occupancy expense	1,148	1,244	14.8%	12.2%
Depreciation and amortization expense	20	31	0.3%	0.3%
Other expense	1,784	1,963	23.0%	19.2%
Provision for income taxes	162	381	2.1%	3.7%
	6,190	7,311	79.9%	71.6%
Net income	$440	$1,066	5.7%	10.4%

Consumer Finance segment net income decreased to $0.44 million in 2020 from $1.07 million in 2019. The decrease primarily attributable to a sharp decline in lending activity due to COVID-19 and compounded by the closure of our payday business in Nebraska in November 2020 due to the 36% rate cap passed by Nebraska voters. In addition to the Nebraska store closures due to the change in law, in 2020 we closed three underperforming locations, two in Nebraska and our last installment loan center in Wisconsin and we sold five of our six payday store operations in Iowa. Through September, the month prior to ceasing new payday loan originations in Nebraska and prior to the November sale of our five Iowa locations, loan originations decreased 29% year-over-year, primarily due to COVID-19. Year-over-year, new loan originations decreased 33%.

Corporate

Net cost of our Corporate segment was ($1.07) million for the year ended December 31, 2020 compared to ($0.70) million for the year ended December 31, 2019, the increased net cost due primarily to the decrease in investment income and one-time transaction expenses of $0.2 million associated with the Swisher transaction that closed in January 2021.

Consolidated Income Tax Expense

Income tax expense was $2.79 million for 2020 compared to $0.91 million for 2019 for an effective rate of 21.4% and 20.8%, respectively. Income attributable to our noncontrolling interest flows through to the noncontrolling interest and is not taxable at the Company level. Excluding the non-taxable flow-through income to the noncontrolling interest, the effective rate for 2020 and 2019 was 25.4% and 28.1%, respectively. The effective rate decrease year-over-year is due to a combination of many state income taxation factors.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows:

	Year Ended December 31,
	2020	2019

Cash flows provided by (used in):
Operating activities	$13,683,109	$4,824,658
Investing activities	(1,533,986)	9,748,911
Financing activities	(7,226,728)	(4,166,012)
Net increase in cash	4,922,395	10,407,557
Cash and cash equivalents, beginning of year	27,132,540	16,724,983
Cash and cash equivalents, end of year	$32,054,935	$27,132,540

As of December 31, 2020 and December 31, 2019, we had cash and cash equivalents of $32.05 million and $27.13 million, respectively. We believe that our available cash, combined with expected cash flows from operations and our held-to-maturity investments, will be sufficient to fund our liquidity and capital expenditure requirements through March of 2022. Our expected short-term uses of available cash include the funding of operating activities and the payment of dividends.

In addition to cash and cash equivalents, as of December 31, 2020, we had $17.34 million invested in certificates of deposit (limited to approximately $250,000 per financial institution per entity).

In October 2019, we received $3,367,940, the scheduled release of the remaining 50% of the funds held in escrow relating to the 2017 sale of our Franchise segment, together with interest earned.

As of December 31, 2020, we had no outstanding debt or financing lease obligations, compared to $1.09 million on December 31, 2019.

On April 21, 2016, we entered into a revolver and acquisition credit facility with a financial institution.  The facility included a $9 million acquisition facility commitment and a $3 million revolving credit commitment.  Interest accrued on advanced funds at LIBOR plus 3.5%.  The facility was extended for two years when it was scheduled to mature on April 21, 2018. Considering the amount of available cash and cash equivalents and investment holdings, we terminated the credit facility on October 8, 2019.

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

Receivables and Allowance for Credit Losses

Direct to Consumer

Receivables are recorded when billed or accrued and represent claims against third parties that will be settled in cash. The carrying value of receivables is net of an allowance for credit losses. The allowance for credit losses represents an estimate of expected lifetime credit losses on the asset considering economic conditions and future economic trends. Past due receivable balances are written-off when internal collection efforts have been unsuccessful in collecting the amount due.

Consumer Finance

Included in loans receivable are unpaid principal, interest and fee balances of payday, installment and pawn loans that have not reached their maturity date, and “late” payday loans that have reached maturity within the last 180 days and have remaining outstanding balances. Late payday loans generally are unpaid loans where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons. All returned items are charged-off after 180 days, as the present value of future collections after that date is not expected to be significant. Loans are carried at cost plus accrued interest or fees less payments made and an allowance for credit losses.

We do not specifically reserve for any individual payday or installment loan.  Instead, we aggregate loan types for purposes of estimating the allowance for credit losses using a methodology that estimates expected lifetime credit losses on the asset considering economic conditions and future economic trends. In addition, this methodology takes into account current and expected collection patterns, recent trends noted in the portfolio and charge off patterns from loans that originated during the last 24 months, which assists management in estimating future recoveries. Credit losses for pawn loans are not recorded because the value of the collateral exceeds the loan amount.

See Note 4, “Loans Receivable,” and Note 5, “Allowance for Credit Losses on Loans Receivable,” of the notes to our consolidated financial statements included in this report for our outstanding loans receivable aging and the allowance for credit losses on loans receivable rollforward as of and for the year ended December 31, 2020 and December 31, 2019.

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

Long-lived Assets

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the asset. The cost of maintenance and repairs is charged to operations as incurred while renewals and betterments are capitalized.

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

Due to the significant assumptions and judgements required in accounting for leases (including whether a contract contains a lease, the allocation of the consideration, and the determination of the discount rate), the judgment and estimates made could have a significant effect on the amount of assets and liabilities recognized.

Goodwill

We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We base the fair value of identifiable intangible assets acquired in a business combination on valuations that use information and assumptions that a market participant would use, including assumptions for estimated revenue projections, growth rates, cash flows, discount rates, useful life, and other relevant assumptions. We test our goodwill for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate potential impairment. We test for goodwill impairment at the reporting unit level, which aligns with the Company’s segments. We perform a qualitative assessment to determine if a quantitative impairment test is necessary. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. During our annual test of goodwill balances in 2020, which was completed during the fourth quarter of 2020, we determined that the fair value of each reporting unit with goodwill exceeded the carrying amount by a significant amount.

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

Specific factors that might cause actual results to differ from our expectations or may affect the value of the common stock, include, but are not limited to:

●	Changes in local, state or federal laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations;

●	Litigation and regulatory actions directed toward the consumer finance industry or us, particularly in certain key states;

●	Our need for additional financing;

●	Changes in our authorization to be a dealer for Cricket Wireless;

●	Changes in authorized Cricket dealer compensation;

●	Lack of advertising support and sales promotions from Cricket Wireless in the markets in which we operate;

●	Direct and indirect effects of COVID-19 on our employees, customers, our supply chain, the economy and financial markets; and

●	Unpredictability or uncertainty in financing and merger and acquisition markets, which could impair our ability to grow our business through acquisitions.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX OF FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Western Capital Resources, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Western Capital Resources, Inc. ("the Company") as of December 31, 2020 and 2019, the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2020 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Leases

Critical Audit Matter Description

As described further in Note 9 of the financial statements, during the year ended December 31, 2020, the Company recognized a right-of-use asset and lease liability for operating leases (other than leases that meet the definition of a short-term lease) at the commencement date of the respective lease. The Company concluded that the leases were operating leases which requires a lease liability to be recorded at the present value of future lease payments and also requires the establishment of a right-of-use asset measured at the value of the initial lease liability with adjustments for any direct costs incurred by the Company at or before the lease commencement.

We identified the accounting for leases under ASC 842 as a critical audit matter because it requires significant auditor judgment in obtaining sufficient and appropriate audit evidence related to management's determination of the lease liability and right-of-use asset, including (i) ensuring the accuracy and completeness of the lease population including new leases, lease extensions, and amendments, and (ii) assessing their selection of the incremental borrowing rate for each lease.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included the following, among others:

●	We obtained an understanding of the Company's process for determining the classification, valuation, and completeness of the right-of-use assets and lease liabilities, including inspection of a sample of new lease agreements, lease amendments, lease terminations, and existing lease agreements. In addition, we reviewed and evaluated management's application and conclusion of the relevant accounting standard.

●	We tested the accuracy of the data used in the calculation of the right-of-use asset and lease liability by agreeing the underlying inputs, such as possession date, lease term, and payment terms, to source documents, such as lease agreements.

●	We recalculated the right-of-use asset and lease liability and evaluated the key assumptions and methodologies used in the Company's selection of the incremental borrowing rate by developing a comparative calculation for a sample of leases.

●	We evaluated the sufficiency and appropriateness of the financial statement disclosures related to leases to assess whether they were accurate, complete, and in accordance with ASC 842.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company's auditor since 2017.

Draper, UT

March 31, 2021

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	December 31,
	2020	2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32,054,935	$27,132,540
Short-term investments	17,088,073	14,756,665
Loans receivable (less allowance for credit losses of $315,000 and $673,000, respectively)	1,941,180	3,860,411
Accounts receivable (less allowance for credit losses of $18,000 and $13,000, respectively)	632,665	517,476
Inventory (less reserve of $847,000 and $1,065,000, respectively)	8,729,368	8,330,691
Prepaid income taxes	293,560	—
Prepaid expenses and other	2,877,699	2,679,859
TOTAL CURRENT ASSETS	63,617,480	57,277,642

INVESTMENTS	250,000	1,500,000

PROPERTY AND EQUIPMENT, net	8,282,446	9,725,043

OPERATING LEASE RIGHT-OF-USE ASSETS	10,892,409	12,344,894

INTANGIBLE ASSETS, net	3,573,802	4,041,650

LOANS RECEIVABLE	368,071	694,987

OTHER	471,991	525,884

GOODWILL	5,796,528	5,796,528

TOTAL ASSETS	$93,252,727	$91,906,628

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$7,073,640	$7,710,222
Accrued payroll	3,282,237	2,572,331
Current portion operating lease liabilities	4,714,975	5,079,745
Other current liabilities	1,371,930	1,276,613
Income taxes payable	—	243,149
Current portion notes payable	—	65,414
Current portion finance lease obligations	—	1,161
Contract liabilities	685,454	794,830
TOTAL CURRENT LIABILITIES	17,128,236	17,743,465

LONG-TERM LIABILITIES
Notes payable, net of current portion	—	1,019,837
Operating lease liabilities, net of current portion	6,696,418	7,444,789
Deferred income taxes	370,000	385,000
TOTAL LONG-TERM LIABILITIES	7,066,418	8,849,626

TOTAL LIABILITIES	24,194,654	26,593,091

COMMITMENTS AND CONTINGENCIES (Note 21)

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 12,500,000 shares authorized, 8,841,900 and 9,265,778 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively.	884	927
Additional paid-in capital	29,031,741	29,031,741
Retained earnings	38,470,323	33,706,035
TOTAL WESTERN SHAREHOLDERS’ EQUITY	67,502,948	62,738,703

NONCONTROLLING INTERESTS	1,555,125	2,574,834

TOTAL EQUITY	69,058,073	65,313,537

TOTAL LIABILITIES AND EQUITY	$93,252,727	$91,906,628

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
	Year ended December 31,
	2020	2019
REVENUES
Sales and associated fees	$108,696,878	$91,769,074
Financing fees and interest	5,958,844	8,513,084
Other revenue	20,410,563	16,632,383
Total Revenues	135,066,285	116,914,541

COST OF REVENUES
Cost of sales	59,289,750	50,043,585
Provisions for loans receivable credit losses	274,049	975,938
Total Cost of Revenues	59,563,799	51,019,523

GROSS PROFIT	75,502,486	65,895,018

OPERATING EXPENSES
Salaries, wages and benefits	33,498,187	33,289,036
Occupancy	10,827,695	11,038,556
Advertising, marketing and development	5,933,500	6,857,809
Depreciation	1,867,009	1,811,918
Amortization	701,868	699,636
Other	9,904,650	8,448,241
Total Operating Expenses	62,732,909	62,145,196

OPERATING INCOME	12,769,577	3,749,822

OTHER INCOME (EXPENSES):
Dividend and interest income	310,241	729,166
Interest expense	(41,396)	(115,438)
Total Other Income (Expenses)	268,845	613,728

INCOME BEFORE INCOME TAXES	13,038,422	4,363,550

PROVISION FOR INCOME TAX EXPENSE	2,790,305	908,000

NET INCOME	10,248,117	3,455,550

LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2,034,893)	(1,135,174)

NET INCOME ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$8,213,224	$2,320,376

EARNINGS PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
Basic and diluted	$0.90	$0.25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	9,099,524	9,369,891

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
	Western Capital Resources, Inc. Shareholders’
	Common Stock		Additional Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total
	Shares	Amount
BALANCE – December 31, 2018	9,388,677	$939	$29,031,741	$33,774,293	$1,876,908	$64,683,881
Net income	—	—	—	2,320,376	1,135,174	3,455,550
Noncontrolling interest equity contributions	—	—	—	—	499,352	499,352
Distributions to noncontrolling interests	—	—	—	—	(936,600)	(936,600)
Stock redemptions	(122,899)	(12)	—	(513,419)	—	(513,431)
Dividends paid	—	—	—	(1,875,215)	—	(1,875,215)
BALANCE – December 31, 2019	9,265,778	927	29,031,741	33,706,035	2,574,834	65,313,537
Net income	—	—	—	8,213,224	2,034,893	10,248,117
Distributions to noncontrolling interests	—	—	—	—	(3,054,602)	(3,054,602)
Stock redemptions	(423,878)	(43)	—	(2,305,063)	—	(2,305,106)
Dividends paid	—	—	—	(1,143,873)	—	(1,143,873)
BALANCE – December 31, 2020	8,841,900	$884	$29,031,741	$38,470,323	$1,555,125	$69,058,073

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2020	2019
OPERATING ACTIVITIES
Net Income	$10,248,117	$3,455,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,867,009	1,811,918
Amortization	701,868	699,636
Amortization of operating lease right-of-use assets	5,476,851	5,710,933
Deferred income taxes	(15,000)	(410,000)
Loss (gain) on disposal of assets	683,810	(86,467)
Changes in operating assets and liabilities:
Loans receivable	1,683,699	251,431
Accounts receivable	(115,189)	(780)
Inventory	(317,257)	366,704
Prepaid expenses and other assets	(469,492)	1,259,354
Operating lease liabilities	(6,285,700)	(6,352,423)
Accounts payable and accrued expenses	238,452	(1,648,156)
Contract liabilities and other current liabilities	(14,059)	(233,042)
Net cash and cash equivalents provided by operating activities	13,683,109	4,824,658

INVESTING ACTIVITIES
Purchases of investments	(38,279,813)	(20,907,047)
Proceeds from redemption of investments	37,167,921	28,045,130
Purchases of property and equipment	(480,510)	(712,469)
Acquisition of stores, net of cash acquired	(566,586)	(602,200)
Net advances on notes receivable	(5,996)	(694,987)
Release of escrowed funds	—	3,312,984
Proceeds from the disposal of assets	630,998	1,307,500
Net cash and cash equivalents provided by (used in) investing activities	(1,533,986)	9,748,911

FINANCING ACTIVITIES
Payments on notes payable – long-term	(1,085,251)	(1,072,622)
Common stock redemptions	(2,305,106)	(513,431)
Payments on finance leases	(1,161)	(50,050)
Contributions from noncontrolling interests	—	281,906
Distributions to noncontrolling interests	(2,691,337)	(936,600)
Payments of dividends	(1,143,873)	(1,875,215)
Net cash and cash equivalents used in financing activities	(7,226,728)	(4,166,012)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,922,395	10,407,557

CASH AND CASH EQUIVALENTS
Beginning of year	27,132,540	16,724,983
End of year	$32,054,935	$27,132,540

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$3,326,783	$575,501
Interest paid	$46,563	$94,723

Noncash investing and financing activities:
Right-of-use assets obtained, operating lease obligations incurred	$4,561,682	$5,786,575
Right-of-use asset disposals	$678,519	$2,218,787
Right-of-use liability disposals	$293,096	$2,218,787
Distribution to noncontrolling interests applied to loans receivable	$363,265	$—

See notes to consolidated financial statements.

1.       Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation / Nature of Business

Western Capital Resources, Inc. (“WCR”) is a parent company owning operating subsidiaries, with percentage owned shown parenthetically, as summarized below.

●	Cellular Retail

○	PQH Wireless, Inc. (“PQH”) (100%) – operates 205 cellular retail stores as of December 31, 2020 (102 100% owned plus 103 through its controlled but less than 100% owned subsidiaries), exclusively as an authorized retailer of the Cricket brand.

●	Direct to Consumer

○	J&P Park Acquisitions, Inc. (“JPPA”) (100%) – an online and direct marketing distribution retailer of 1) live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins, and Wayside Gardens brand names and 2) home improvement and restoration products operating under the Van Dyke’s Restorers brand, as well as a seed wholesaler under the Park Wholesale brand.

○	J&P Real Estate, LLC (“JPRE”) (100%) – owns real estate utilized as JPPA’s distribution and warehouse facility and the corporate offices of JPPA.

●	Consumer Finance
○	Wyoming Financial Lenders, Inc. (“WFL”) (100%) – owns and operates “payday” stores (19 as of December 31, 2020) in four states (Iowa, Kansas, North Dakota, and Wyoming), providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

○	Express Pawn, Inc. (“EPI”) (100%) – owns and operates retail pawn stores (three as of December 31, 2020) in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of merchandise obtained from forfeited pawn loans or purchased from customers.

References in these financial statement notes to “Company” or “we” refer to Western Capital Resources, Inc. and its subsidiaries. References to specific companies within our enterprise, such as” “PQH,” “JPPA,” “JPRE,” “WFL,” or “EPI” are references only to those companies.

Basis of Consolidation

The consolidated financial statements include the accounts of WCR, its wholly owned-subsidiaries and other entities in which the Company owns a controlling financial interest. For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, applicable to reporting the equity and net income or loss attributable to noncontrolling interests. Intercompany balances and transactions of the Company have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. Significant management estimates relate to the loans receivable allowance for credit losses, carrying value and impairment of goodwill and other long-lived assets, right-of-use assets and related liabilities (including the applicable discount rate), inventory valuation and obsolescence, estimated useful lives of intangible assets and property and equipment, gift certificate and merchandise credits liability and deferred taxes and tax uncertainties.

Revenue Recognition

The Company follows the provisions of ASC 606, Revenue from Contracts with Customers, as further disclosed later in this Note 1. Also refer to Notes 17, "Revenue," and 20, “Segment Information,” for additional information, including the disaggregation of revenue by segment.

Revenue generated from short-term lending agreements in the Consumer Finance segment and from Company investments are recognized in accordance with ASC 825, Financial Instruments.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three-level hierarchy is as follows:

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

Level 2 – Observable market-based inputs or inputs that are corroborated by market data.

Level 3 - Unobservable inputs that are not corroborated by market date.

The Company’s held to maturity securities are comprised of U.S Treasury zero coupon T-Bills.

Receivables and Allowance for Credit Losses

Cellular Retail

Receivables for noncash sales are recorded when possession of products is taken by the customer or services are completed, represent claims against third parties that will be settled in cash, include unsettled credit card charges, and are included in accounts receivable. The carrying value of accounts receivables, net of the allowance for credit losses, represents their estimated net realizable value.

Direct to Consumer

Receivables for noncash sales are recorded when orders are shipped, represent claims against third parties that will be settled in cash, include unsettled credit card charges and wholesales sales on terms, and are included in accounts receivable. The carrying value of accounts receivable is net of an allowance for credit losses. The allowance for credit losses represents an estimate of expected lifetime credit losses on the asset considering economic conditions and future economic trends. Past due receivable balances are written-off when internal collection efforts have been unsuccessful in collecting the amount due.

Consumer Finance

Included in loans receivable are unpaid principal, interest and fee balances of payday, installment and pawn loans that have not reached their maturity date, and “late” payday loans that have reached maturity within the last 180 days and have remaining outstanding balances.  Late payday loans generally are unpaid loans where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons. All returned items are charged-off after 180 days, as the present value of future collections after that date is not expected to be significant. Loans are carried at cost plus accrued interest or fees less payments made and an allowance for credit losses.

We do not specifically reserve for any individual payday or installment loan.  Instead, we aggregate loan types for purposes of estimating the allowance for credit losses using a methodology that estimates expected lifetime credit losses on the asset considering economic conditions and future economic trends. In addition, this methodology takes into account current and expected collection patterns, recent trends noted in the portfolio and charge off patterns from loans that originated during the last 24 months, which assists management in estimating future recoveries. Credit losses for pawn loans are not recorded because the value of the collateral exceeds the loan amount.

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

Operating Leases

The Company applies the provision of ASC 842, Leases, applicable to the recognition, presentation and disclosure of leases.

Operating lease payment terms may include fixed payment terms and variable payments. Fixed payment terms and variable payments that depend on an index (i.e., Consumer Price Index, or “CPI”) or rate are considered in the determination of the operating lease right-of-use assets and liabilities. Variable payments that do not depend on an index or rate are not included in the lease right-of-use assets and liabilities determination. Expenses related to leases with a lease term of one month or less are recognized as variable lease expense when incurred. Other lease payments terms may include lease and non-lease components together in fixed payment terms. Lease and non-lease components aggregated in fixed payment terms are treated entirely as lease components (election applies to the leased real property asset class). We estimate our incremental borrowing rate, which is defined as the interest rate we would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. A number of our lease agreements contain options to renew. The lease term used to calculate ROU assets and lease liabilities only includes renewal options that are deemed reasonably certain to be exercised.

Goodwill

We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We base the fair value of identifiable intangible assets acquired in a business combination on valuations that use information and assumptions that a market participant would use, including assumptions for estimated revenue projections, growth rates, cash flows, discount rates, useful life, and other relevant assumptions. We test our goodwill for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate potential impairment. The Company tests for goodwill impairment at the reporting unit level, which aligns with the Company’s segments. The Company performs a qualitative assessment to determine if a quantitative impairment test is necessary. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. During our annual test of goodwill balances in 2020, which was completed during the fourth quarter of 2020, we determined that the fair value of each reporting unit with goodwill exceeded the carrying amount by a significant amount.

Merchandise Credits and Gift Card Liabilities

Direct to Consumer

The Company maintains a liability for unredeemed gift cards, gift certificates and merchandise credits until the earlier of redemption, escheatment or a maximum of two years. Based on historical redemption trends, the Company has concluded that the likelihood of these liabilities being redeemed beyond two years from the date of issuance is remote. The liability is also reserved for estimated redemption rates which management bases on historical trends.

Advertising, Marketing and Development Costs

Direct to Consumer

The Company expenses advertising costs as they are incurred, except for direct-response advertising, which is capitalized until distributed. Direct-response advertising consists primarily of catalog production, printing, and postage costs. Prepaid advertising costs as of December 31, 2020 and 2019 were $0.48 million and $0.67 million, respectively.

Consumer Finance

The costs of advertising and marketing are expensed as incurred.

Stock-based Compensation

The Company recognizes the fair value compensation cost relating to stock-based payment transactions in accordance with ASC 718, Stock Compensation. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period. The fair value of our stock options is estimated using a Black-Scholes option valuation model.

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

Earnings Per Common Share

The Company computes basic earnings per common share in accordance with ASC 260, Earnings Per Share (“EPS”), which is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period, as calculated using the treasury stock method. In computing diluted EPS, the weighted average market price for the period is used in determining the number of common shares assumed to be purchased from the exercise of stock options. As of December 31, 2020 and December 31, 2019, 65,000 of potential common shares equivalents from stock options were excluded from the diluted EPS calculations as their effect is anti-dilutive.

Fair Value of Financial Instruments

The amounts reported in the balance sheets for cash, accounts and loans receivable, inventory, and accounts payable are short-term in nature and their carrying values approximate fair values. The amounts reported in the balance sheets for notes payable are both long-term and short-term and their carrying value approximates fair value.

Reclassifications

Certain Statement of Income reclassifications have been made to the presentation of Cost of sales and Salaries, wages and benefits in our prior financial statements to conform to the presentation as of and for the year ended December 31, 2020.

Recent Accounting Pronouncements

In April, 2020 the staff of the FASB issued a question-and-answer document that states entities may elect not to evaluate whether a concession provided by a lessor to a lessee in response to the effects of the coronavirus pandemic is a lease modification. Retailers may make the elections for any lessor-provided concessions related to the effects of the coronavirus pandemic as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company has made such election. The Company has received minimal rent concessions and has not entered into any related lease modifications to date. As such, the Company does not believe this election will have a material impact on its financial condition, results of operations or consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions to the existing guidance for income taxes related to the approach for intra-period tax allocations, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU also simplifies the accounting for income taxes by clarifying and amending existing guidance related to the effects of enacted changes in tax laws or rates in the effective tax rate computation, the recognition of franchise tax and the evaluation of a step-up in the tax basis of goodwill, among other clarifications. ASU 2019-12 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements but does not believe the adoption of ASU 2019-12 will have a material impact on its consolidated financial statements.

No other new accounting pronouncements issued or effective during the fiscal year have had or are expected to have a material impact on the consolidated financial statements.

2.       Risks Inherent in the Operating Environment –

Regulatory

The Company’s Consumer Finance segment activities are highly regulated under numerous federal, state, and local laws, regulations and rules, which are subject to change. New laws, regulations or rules could be enacted or issued, interpretations of existing laws, regulations or rules may change and enforcement action by regulatory agencies may intensify. Over the past several years, consumer advocacy groups and certain media reports have advocated governmental and regulatory action to prohibit or severely restrict sub-prime lending activities of the kind conducted by the Company. After several years of research, debate, and public hearings, in October 2017 the U.S. Consumer Financial Protection Bureau (“CFPB”) adopted a new rule for payday lending. The 2017 rule, originally scheduled to go into effect in August 2019, would have imposed significant restrictions on the industry, and it was expected that a large number of lenders would be forced to close their stores. The CFPB’s studies projected a reduction in the number of lenders by 50%, while industry studies forecasted a much higher attrition rate if the rule is implemented as originally adopted.

However, in January 2018, the CFPB issued a statement that it intends to “reconsider” the regulation. In July 2020, the CFPB issued a final rule applicable to the 2017 rule. The final rule rescinds the mandatory underwriting provisions of the 2017 rule but does not rescind or alter the payments provisions of the 2017 rule. The CFPB will seek to have these rules go into effect with a reasonable period for entities to come into compliance. The implementation of the final rule is likely to result in a reduction of in-house bad debt collections, higher collection costs and thus a negative impact and further contraction of our Consumer Finance segment.

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

In addition, the passage of federal, additional state or local laws and regulations or changes in interpretations of them could, at any point, essentially prohibit the Consumer Finance segment from conducting its lending business in its current form. Any such legal or regulatory change would certainly have a material and adverse effect on the Company, its operating results, financial condition and prospects, and perhaps even the viability of the Consumer Finance segment.

Concentrations

The Company has demand deposits at financial institutions, often times in excess of the limit for insurance by the Federal Deposit Insurance Corporation. As of December 31, 2020, the Company had demand deposits in excess of insurance amounts of approximately $10.51 million.

Loans receivable in the Consumer Finance segment are concentrated in the sub-prime market and geographically, primarily in the Midwest. For the years ended December 31, 2020 and 2019, the Consumer Finance segment had geographic economic and regulatory risk concentrations (shown as a percentage of the Consumer Finance segment’s revenue by state when 10% or more) as follows:

Consumer Finance Segment
	2020 % of Revenues	2019 % of Revenues
Nebraska [1]	35%	35%
North Dakota	25%	25%
Iowa	17%	16%
Wyoming	16%	14%

[1] On November 3, 2020, Nebraska voters passed a ballot initiative that limits all fees charged by payday lenders in Nebraska to an annual interest rate of 36%. In anticipation of such passage, we ceased writing new payday loans in Nebraska in late October 2020 and closed all Nebraska payday loan centers by year end. Payday operation in Nebraska generated approximately 19% of the segment’s revenue in 2020.

The Company’s Cellular Retail segment is an authorized retailer for Cricket Wireless. As an authorized retailer operating exclusively for a single carrier, the Company is subject to a number of concentrations, including revenues from a single brand, a single supplier for phones, a single operating system provider and select third party processors.

Our Direct to Consumer subsidiary JPPA has an agreement with a third-party wholesale grower that is in effect until 2022. The grower has agreed to perform research for JPPA and maintain JPPA's research crop for product to be sold through 2022. In exchange, this grower/researcher (also a direct-to-consumer competitor) is allowed to sell certain Jackson & Perkins branded roses in their wholesale division.

3.       Cash and Cash Equivalents and Investments –

The following table shows the Company’s cash and cash equivalents, held-to-maturity investments and other investments, by significant investment category, recorded as cash and cash equivalents or short- and long-term investments:

	December 31, 2020	December 31, 2019
Cash and cash equivalents
Operating accounts	$16,089,852	$10,163,845
Money Market – U.S. Treasury obligations	2,565,296	4,450,433
U.S. Treasury obligations	13,399,787	12,518,262
Subtotal	32,054,935	27,132,540

Investments
Certificates of deposit (4 – 24 month maturities, FDIC insured)	17,338,073	9,049,787
U.S. Treasury obligations (less than one year maturities)	—	7,206,878
Subtotal	17,338,073	16,256,665

TOTAL	$49,393,008	$43,389,205

Investments consisted of the following:

December 31, 2020
	Level 1	Level 2	Level 3	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Certificates of Deposit	$—	$17,338,073	$—	$17,338,073	$(23,814)	$17,314,259
U.S. Treasuries	—	—	—	—	—	—
	$—	$17,338,073	$—	$17,338,073	$(23,814)	$17,314,259

December 31, 2019
	Level 1	Level 2	Level 3	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Certificates of Deposit	$—	$9,049,787	$—	$9,049,787	$(32,429)	$9,017,358
U.S. Treasuries - Held to Maturity	7,206,878	—	—	7,206,878	2,883	7,209,761
	$7,206,878	$9,049,787	$—	$16,256,665	$(29,546)	$16,227,119

Interest income recognized on held-to-maturity investments and other sources was as follows:

	2020	2019

Held-to-maturity	$66,769	$241,721
Other	$243,472	$487,445
	$310,241	$729,166

The Company has deposited in aggregate $2.79 million of cash across seven different accounts at financial institutions as an accommodation to its majority stockholder, who has other business relationships with the financial institution. The funds in these accounts can be withdrawn at any time, do not serve as collateral in any way, and are held on market terms.

4.       Loans Receivable –

The Consumer Finance segment’s outstanding loans receivable aging was as follows:

December 31, 2020
	Payday	Installment	Pawn	Total
Current	$1,558,292	$11,718	$272,669	$1,842,679
1-30	117,747	3,547	—	121,294
31-60	94,135	1,434	—	95,569
61-90	59,263	370	—	59,633
91-120	46,777	—	—	46,777
121-150	38,422	—	—	38,422
151-180	51,806	—	—	51,806
	1,966,442	17,069	272,669	2,256,180
Less Allowance for Credit Losses	(315,000)	—	—	(315,000)
	$1,651,442	$17,069	$272,669	$1,941,180

December 31, 2019
	Payday	Installment	Pawn	Total
Current	$3,322,131	$67,891	$309,934	$3,699,956
1-30	216,753	10,590	—	227,343
31-60	140,872	6,234	—	147,106
61-90	117,544	2,649	—	120,193
91-120	118,626	840	—	119,466
121-150	110,278	395	—	110,673
151-180	108,674	—	—	108,674
	4,134,878	88,599	309,934	4,533,411
Less Allowance for Credit Losses	(673,000)	—	—	(673,000)
	$3,461,878	$88,599	$309,934	$3,860,411

5.       Allowance for Credit Losses on Loans Receivable

A rollforward of the Company’s loans receivable allowance is as follows:

	Year Ended December 31,
	2020	2019
Allowance for credit losses on loans receivable, beginning of year	$673,000	$818,000
Provision for loans receivable credit losses charged to expense	274,049	975,938
Charge-offs, net	(632,049)	(1,120,938)
Allowance for credit losses on loans receivable, end of year	$315,000	$673,000

6.       Accounts Receivable –

A breakdown of accounts receivables by segment are as follows:

December 31, 2020
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$325,041	$271,742	$53,882	$650,665
Less allowance for credit losses	—	(18,000)	—	(18,000)
Net account receivable	$325,041	$253,742	$53,882	$632,665

December 31, 2019
	Cellular Retail	Direct to Consumer	Consumer Finance	Total
Accounts receivable	$184,519	$318,235	$27,722	$530,476
Less allowance for credit losses	—	(13,000)	—	(13,000)
Net account receivable	$184,519	$305,235	$27,722	$517,476

A portion of accounts receivable are unsettled credit card sales from the prior one to five business days. This makes up 74% and 68% of the net accounts receivable balance as of December 31, 2020 and December 31, 2019, respectively.

7.       Inventory –

Inventories consist of:

	2020	2019
Finished Goods
Cellular Retail	$5,405,993	$5,687,771
Direct to Consumer	3,433,460	2,888,483
Consumer Finance	736,915	819,437
Reserve	(847,000)	(1,065,000)
TOTAL	$8,729,368	$8,330,691

As a result of changes in the market for certain Company products and the resulting deteriorating value, carrying amounts for those inventories were reduced by approximately $847,000 and $1,065,000 during the year ended December 31, 2020 and 2019, respectively. These inventory write-downs have been reflected in cost of goods sold in the statement of operations. Management believes that these reductions properly reflect inventory values, and no additional losses will be incurred upon disposition.

8.       Property and Equipment –

A rollforward of the Company’s property and equipment is as follows:

	December 31, 2019	Acquisitions	Additions	Deletions	December 31, 2020
Property, equipment and sales floor	$8,479,156	$293,054	$164,977	$(1,153,885)	$7,783,302
Software	1,884,481	—	276,627	—	2,161,108
Building - owned	5,488,222	—	38,905	—	5,527,127
Land	1,200,000	—	—	—	1,200,000
	17,051,859	293,054	480,509	(1,153,885)	16,671,537
Accumulated depreciation	(7,326,816)	—	(1,867,009)	804,734	(8,389,091)
	$9,725,043	$293,054	$(1,386,500)	$(349,151)	$8,282,446

	December 31, 2018	Acquisitions	Additions	Deletions	December 31, 2019
Property, equipment and sales floor	$8,182,321	$1,606,331	$531,028	$(1,840,524)	$8,479,156
Software	1,736,669	—	159,137	(11,325)	1,884,481
Building (owned)	5,458,008	—	30,214	—	5,488,222
Land	1,200,000	—	—	—	1,200,000
	16,576,998	1,606,331	720,379	(1,851,849)	17,051,859
Accumulated depreciation	(6,631,172)	—	(1,811,918)	1,116,274	(7,326,816)
	$9,945,826	$1,606,331	$(1,091,539)	$(735,575)	$9,725,043

As of December 31, 2020, estimated future depreciation expense for property and equipment (in thousands) is as follows:

2020	$1,578
2021	996
2022	540
2023	344
2024	234
Thereafter	4,590
$8,282

9. Leases –

The Company has many retail and office space lease agreements and insignificant equipment lease agreements which are accounted for as operating leases. The real property leases typically are for three- to five-year terms with many containing options for similar renewal periods.

Total components of operating lease expense for the real property asset class (in thousands) were as follows:

	2020	2019
Operating lease expense	$6,078	$5,701
Variable lease expense	2,354	2,708
Total lease expense	$8,432	$8,409

Other information related to operating leases as of December 31 was as follows:

	2020	2019
Weighted average remaining lease term, in years	2.88	3.00

Weighted average discount rate	5.1%	5.8%

Future minimum lease payments under operating leases as of December 31, 2020 (in thousands) were as follows:

2021	$5,179
2022	3,733
2023	2,107
2024	996
2025	308
2026	62
Thereafter	12
Total minimum lease payments	12,397
Less: Imputed interest	(986)
Total present value of minimum lease payments	$11,411

Current portion operating lease liabilities	$4,715
Non-Current operating lease liabilities	6,696
Total operating lease liabilities	$11,411

10.       Goodwill and Intangible Assets –

During the fourth quarter of 2020, the Company completed the annual impairment assessments for goodwill and intangible assets, determining there was no impairment.

A rollforward of the carrying amount of goodwill is as follows:

	Cellular Retail Segment	Direct to Consumer Segment	Consumer Finance Segment	Total
Balance December 31, 2018
Goodwill	$5,765,284	$31,244	$7,559,063	$13,355,591
Accumulated impairment losses	—	—	(7,559,063)	(7,559,063)
Goodwill, net of impairment losses	5,765,284	31,244	—	5,796,528
2019 Activity:
Goodwill acquired during year	—	—	—	—
Impairment losses	—	—	—	—
Balance December 31, 2019
Goodwill	5,765,284	31,244	7,559,063	13,355,591
Accumulated impairment losses	—	—	(7,559,063)	(7,559,063)
Goodwill, net of impairment losses	5,765,284	31,244	—	5,796,528
2020 Activity:
Goodwill acquired during year	—	—	—	—
Impairment losses	—	—	—	—
Balance December 31, 2020
Goodwill	5,765,284	31,244	7,559,063	13,355,591
Accumulated impairment losses	—	—	(7,559,063)	(7,559,063)
Goodwill, net of impairment losses	$5,765,284	$31,244	$—	$5,796,528

A rollforward of the Company’s intangible assets is as follows:

	December 31, 2019	Acquisitions	Additions	Deletions	December 31, 2020
Customer relationships	$10,002,031	$234,020	$—	$(2,508,997)	$7,727,054
Other	227,000	—	—	—	227,000
Amortizable Intangible assets	10,229,031	234,020	—	(2,508,997)	7,954,054
Less accumulated amortization	(6,187,381)	—	(701,868)	2,508,997	(4,380,252)
Net Amortizable Intangible Assets	4,041,650	234,020	(701,868)	—	3,573,802
Non-amortizable trademarks	—	—	—	—	—
Intangible Assets, net	$4,041,650	$234,020	$(701,868)	$—	$3,573,802

	December 31, 2018	Acquisitions	Additions	Deletions	December 31, 2019
Customer relationships	$10,142,533	$747,903	$—	$(888,405)	$10,002,031
Other	227,000	—	—	—	227,000
Amortizable Intangible assets	10,369,533	747,903	—	(888,405)	10,229,031
Less accumulated amortization	(6,202,423)	—	(699,636)	714,678	(6,187,381)
Net Amortizable Intangible Assets	4,167,110	747,903	(699,636)	(173,727)	4,041,650
Non-amortizable trademarks	—	—	—	—	—
Intangible Assets, net	$4,167,110	$747,903	$(699,636)	$(173,727)	$4,041,650

As of December 31, 2020, estimated future amortization expense for the amortizable intangible assets is as follows:

2021	$618,403
2022	568,663
2023	548,039
2024	515,649
2025	472,474
Thereafter	850,574
$3,573,802

11.       Loans Receivable – Non-Current –

The Company has two non-current loans receivable from noncontrolling interests. The loans include a 5% annual interest rate, include no prepayment penalties and the Company, at its option, has the right to apply non-tax related distributions to the outstanding balances.

12.       Contract Liabilities and Other Liabilities –

Contract liabilities and other liabilities consisted of the following:

	December 31,
	2020	2019
Deferred financing fees	$113,255	$218,113
Merchandise credits and gift card liability	572,199	576,717
Total	$685,454	$794,830

13.       Notes Payable – Long Term –

The Company’s long-term debt was as follows:

	December 31,
	2020	2019
Subsidiary subordinated note payable to seller with monthly interest only payments at 6%, guaranteed by PQH, with a maturity date of August 5, 2022. The note was repaid in full in August 2020.	$—	$789,216
Subsidiary note payable to a financial institution, with monthly principal and interest payments of $6,692, bearing interest at 5.5%, secured by substantially all assets of the subsidiary, and maturing January 4, 2024. The note was repaid in full in September 2020 and refinanced internally.	—	296,035
Total	—	1,085,251
Less current maturities	—	(65,414)
	$—	$1,019,837

14.       Income Taxes –

The Company’s provision for income tax expense (benefit) was as follows for the year ended December 31:

	2020	2019
Current:
Federal	$2,294,000	$1,026,000
State	511,305	292,000
	2,805,305	1,318,000

Deferred:
Federal	(14,000)	(319,000)
State	(1,000)	(91,000)
	(15,000)	(410,000)

	$2,790,305	$908,000

Deferred income tax assets (liabilities) are summarized as follows:

	December 31,
	2020	2019
Allowance for accounts and loans receivable	$86,000	$179,000
Inventory capitalization	61,000	57,000
Inventory reserve	169,000	139,000
Accrued expenses	99,000	147,000
Prepaid expense	(149,000)	(209,000)
Property and equipment	(487,000)	(587,000)
Goodwill and intangible assets	(149,000)	(111,000)

Net deferred income tax liability	$(370,000)	$(385,000)

Reconciliations from the statutory federal income tax rate to the effective income tax rate are as follows for the year ended December 31:

	2020	2019
Income tax expense using the statutory federal rate of 21%	$2,738,000	$917,000
State income taxes, net of federal benefit	486,305	235,000
Non-deductible meals and entertainment	6,000	12,000
Noncontrolling interests’ pass through income	(504,000)	(270,000)
Other non-deductible expenses	64,000	14,000

Income tax expense	$2,790,305	$908,000

It is the Company’s practice to recognize penalties and/or interest related to income tax matters in interest expense. As of December 31, 2020 and December 31, 2019, the Company had an immaterial amount of accrued interest and penalties.

The Company is subject to income taxes in the U.S. federal jurisdiction and various U.S. states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Accounting principles generally accepted in the United States of America require management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service.

Management has analyzed the tax positions taken by the Company and has concluded that as of December 31, 2020, there are no uncertain positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements. The Company is subject to routine audits by taxing jurisdictions. Currently the Company has no federal or state audits in progress. Management believes the Company is no longer subject to income tax examinations for years prior to 2017.

15.       Equity –

WCR 2015 Stock Incentive Plan

Effective February 6, 2015, the Board of Directors adopted the Company’s 2015 Stock Incentive Plan, allowing 100,000 options to be granted. As of December 31, 2020 and December 31, 2019 65,000 options had been granted and 35,000 are available under the plan.

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

The 2015 Stock Incentive plan permits the granting of incentives in any one or a combination of the following forms:

•	stock options, including options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, as “qualified” or “incentive” stock options;
•	stock appreciation rights (often referred to as “SARs”) payable in shares of common stock;
•	restricted stock and restricted stock units;
•	performance awards of cash, stock or property; and
•	stock awards.

The following table summarizes nonvested stock option awards outstanding as of December 31, 2020 and the changes for the year then ended:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding and nonvested at December 31, 2019	—	$—		$—
Granted	—	—		—
Vested	—	—		—
Forfeited	—	—		—
Outstanding and nonvested at December 31, 2020	—	$—		$—

Exercisable at December 31, 2020 and December 31, 2019	65,000	$6.00	4.11	$48,750

The vested options were granted on February 9, 2015 and have a contract life of ten years. The strike price of outstanding vested options exceeded the share value as of December 31, 2020 and December 31, 2019 and thus there was no intrinsic value in outstanding vested options as of December 31, 2020 and December 31, 2019. As of December 31, 2020, there was no unrecognized stock-based compensation expense.

Share Repurchase Program

The Board of Directors authorized a share repurchase program under which the Company may repurchase up to $4 million of common stock. Repurchases may be made from time to time on the open market or through privately negotiated transactions. As of December 31, 2020, the available balance of share repurchasing authority was approximately $1.17 million.

16.       Dividends –

Our Board of Directors declared the following dividends payable in 2020:

Date Declared	Record Date	Dividend Per Share	Payment Date	Dividend Paid
February 13, 2020	February 28, 2020	$0.05	March 9, 2020	$463,289
May 5, 2020	May 22, 2020	$0.025	June 2, 2020	$230,865
August 10, 2020	August 25, 2020	$0.025	September 4, 2020	$228,373
November 3, 2020	November 17, 2020	$0.025	November 30, 2020	$221,346

17.       Revenue –

Cellular Retail

Compensation from Cricket Wireless – As a Cricket Wireless authorized retailer, we earn compensation from Cricket Wireless for activating a new customer on the Cricket Wireless network and activating new devices for existing Cricket Wireless customers (“back-end compensation”) and upon an existing Cricket Wireless customer whom we originally activated on the Cricket Wireless GSM network making a continuing service payment (“CSP”). Compensation from Cricket Wireless in 2020 and 2019 was $33.79 million and $29.19 million, respectively.

Cellular Retail revenues are recognized per ASC 606 and consist of the following:

●	Merchandise – merchandise sales, which exclude sales taxes, reflect the transaction price at point of sale when payment is received or receivable, the customer takes control of the merchandise and, applicable to devices, the device has been activated on the Cricket Wireless network. The sale and activation of a wireless device also correlates to the recording of back-end compensation from Cricket Wireless. Sales returns are not material to our financial statements. Merchandise revenue, which included back-end compensation from Cricket Wireless, from Cellular Retail in 2020 and 2019 was $65.1 million and $52.4 million, respectively, and is recorded in sales and associated fees in the income statement.

●	Other revenue – services revenue from customer paid fees is recorded at point of sale when payment is received and the customer receives the benefit of the service. CSP compensation from Cricket Wireless is recorded as of the time certain Cricket Wireless customers make a service payment, as reported to us by Cricket Wireless. Other revenue from Cellular Retail in 2020 and 2019 was $20.1 million and $16.3 million, respectively.

Direct to Consumer

Direct to Consumer revenue is recognized per ASC 606 and consist of the following:

●	Merchandise – merchandise sales, which exclude sales taxes, reflect the transaction price when product is shipped to customers, FOB shipping point, reduced by variable consideration. Shipping and handling fees are also included in total net sales. Variable consideration is comprised of estimated future returns and merchandise credits which are estimated based primarily on historical rates and sales levels. Merchandise revenue from Direct to Consumer in 2020 and 2019 was $42.1 million and $38.0 million, respectively.

Consumer Finance

Consumer Finance revenue from merchandise sales is recognized per ASC 606 and consist of the following:

●	Merchandise – merchandise sales, which exclude sales taxes, reflects the transaction price at point of sale in our pawn stores when payment in full is received and the customer takes control of the merchandise. Sales returns are not material to our financial statements. Merchandise revenue from Consumer Finance in 2020 and 2019 was $1.4 million.

●	Other revenue – services revenue from customer paid fees for ancillary services is recorded at point of sale when payment is received and the customer receives the benefit of the service. Other revenue from Consumer Finance retail in 2020 and 2019 was $0.3 million.

Consumer finance revenue from loan fees and interest is recognized per ASC 825 and consist of the following:

●	Loan fees and interest – loan fees and interest on cash advance loans are recognized on a constant-yield basis ratably over a loan’s term. Installment loan fees and interest are recognized using the interest method, except that installment loan origination fees are recognized as they become non-refundable and installment loan maintenance fees are recognized when earned. The Company recognizes fees on pawn loans on a constant-yield basis ratably over the loans’ terms, less an estimated amount for expected forfeited pawn loans which is based on historical forfeiture rates. Loan and interest fees from consumer finance in 2020 and 2019 was $6.0 million and $8.5 million, respectively.

See Note 20, “Segment Information,” for disaggregation of revenue by segment.

18.       Other Operating Expenses –

A breakout of other operating expenses is as follows for the year ended December 31:

	2020	2019
Bank fees	$2,192,659	$1,956,674
Collection costs	319,623	324,595
Insurance	826,485	805,547
Management and advisory fees	971,912	835,154
Professional and consulting fees	1,411,107	1,406,914
Supplies	795,557	658,500
Disposal loss on closed/sold locations	926,486	75,077
Other	2,460,821	2,385,780
	$9,904,650	$8,448,241

19.       Acquisitions –

Cellular Retail Acquisitions

In 2020 and 2019, the Company’s Cellular Retail segment completed numerous small Cricket retail location transactions.

The purchase price calculation is as follows:

	2020	2019
Cash	$568	$738
Note payable	—	18
Noncontrolling interest / equity	—	218
	$568	$974

The assets acquired and contributed and liabilities assumed (in thousands) were recorded at their estimated fair values as of the purchase date as follows:

	2020	2019
Cash	$2	$136
Inventory	82	458
Property and equipment	272	1,579
Intangible assets	234	748
Operating lease right-of-use assets	1,178	3,606
Other assets	33	582
Other liabilities	(55)	(1,179)
Notes payable	—	(1,350)
Operating lease liabilities	(1,178)	(3,606)
	$568	$974

20.       Segment Information –

The Company has grouped its operations into four segments – Cellular Retail, Direct to Consumer, Consumer Finance and Corporate. The Cellular Retail segment is an authorized retailer for Cricket Wireless selling cellular phones and accessories, ancillary services and serving as a payment center for customers. The Direct to Consumer segment, which consists of branded online and direct marketing distribution retailer with product offerings including seeds, live goods and garden accessories operating in the retail market under Park Seed, Jackson & Perkins and Wayside Gardens, and in the wholesale market under Park Wholesale, and an online retail seller of home improvement and restoration products operating over the internet through the domain name of www.Vandykes.com and through direct mail catalogs. The Consumer Finance segment provides financial and ancillary services. The Corporate segment includes the parent company activities, inclusive of the acquisitions department and management of acquired subsidiaries.

Segment information related to the year ended December 31, 2020 and 2019 is as follows:

December 31, 2020 (in thousands)
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$85,209	$42,114	$1,784	$—	$129,107
Fees and interest income	$—	$—	$5,959	$—	$5,959
Total Revenue	$85,209	$42,114	$7,743	$—	$135,066
Depreciation and amortization	$2,014	$531	$20	$4	$2,569
Interest expense	$41	$—	$—	$—	$41
Income tax expense (benefit)	$1,474	$1,456	$162	$(302)	$2,790
Net income (loss)	$5,934	$4,947	$440	$(1,073)	$10,248
Total segment assets	$35,347	$15,778	$6,720	$35,408	$93,253
Expenditures for segmented assets	$234	$358	$—	$—	$592

December 31, 2019 (in thousands)
	Cellular Retail	Direct to Consumer	Consumer Finance	Corporate	Total

Revenue from external customers	$68,682	$38,024	$1,696	$—	$108,402
Fees and interest income	$—	$—	$8,513	$—	$8,513
Total Revenue	$68,682	$38,024	$10,209	$—	$116,915
Depreciation and amortization	$1,961	$513	$31	$7	$2,512
Interest expense	$62	$2	$—	$51	$115
Income tax expense (benefit)	$490	$175	$381	$(138)	$908
Net income (loss)	$2,502	$588	$1,066	$(700)	$3,456
Total segment assets	$35,816	$12,397	$8,582	$35,112	$91,907
Expenditures for segmented assets	$1,007	$308	$—	$—	$1,315

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

The Company has also entered into several employment agreements with certain members of subsidiary management. The terms of each agreement are different. However, some of these agreements include stipulated base salary and bonus potential. The agreements also contain customary non-solicitation and non-competition provisions as well as provisions for severance payments upon termination by the Company without cause.

Pursuant to the numerous employment agreements, bonuses of approximately $1,696,000 and $881,000 were accrued for the year ended December 31, 2020 and 2019, respectively.

Assigned Leases

The Company’s Cellular Retail segment has transferred operations of many locations to other dealers and remains contingently liable under many lease agreements. Minimum lease payments of assigned or assumed non-cancelable operating leases related to transferred locations in which a release has not been obtained from the lessor are approximately $1.02 million as of December 31, 2020.

Legal Proceedings

The Company is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. The Company does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

22.       Management and Advisory Agreement –

The Company is party to a Second Amended and Restated Management and Advisory Agreement dated November 1, 2017 with Blackstreet Capital Management, LLC (“Blackstreet”) under which Blackstreet provides certain financial, managerial, strategic and operating advice and assistance to the Company. The agreement requires the Company to pay Blackstreet a fee in an amount equal to $400,000 upon the closing of an acquisition in consideration for Blackstreet’s referral to the Company of such acquisition opportunity, and Blackstreet’s assistance in the performance of due diligence services relating thereto. The annual fees under the agreement equal the greater of (i) $674,840 (subject to annual increases of five percent) or (ii) five percent of Western Capital’s “EBITDA” as defined under the agreement. Finally, the agreement may only be terminated by mutual consent of the parties. Upon any termination, the Company shall pay a termination fee equal to three times the previous 12-month annual fee.

The annual management and advisory fees related to the management and advisory agreement with Blackstreet for the years ended December 31, 2020 and 2019 were $871,912 and $735,154, respectively and the balances due Blackstreet as of December 31, 2020 and 2019 were $100,000 and $0, respectively.

23.       Committees of the Board of Directors –

The Board of Directors has appointed Mr. Ellery Roberts to various committees of the Board.  Annual Director and committee fees expense was $62,000 and $42,000 for the year ended December 31, 2020 and 2019, respectively.

24.       Related Party Transactions –

Leases

The Company leases or leased three properties from an officer of the Company and another party under operating leases, one that is month-to-month, requiring monthly lease payments of $1,680 (property disposed of in 2020), one that month-to-month, requiring monthly lease payments of $1,200 (lease terminated in 2020), and one that has a term expiring in November 2022, requiring monthly lease payments of $5,500.

On August 31, 2011, the Company entered into two operating leases for property owned by Ladary, LLC (“Ladary”).  Ladary, which acquired the two properties in foreclosure sales, is partially owned by the Chief Executive Officer and Chief Financial Officer of the Company, two current or past directors and one employee of the management company that manages the Company’s largest shareholder.  One lease, which replaced an earlier lease that the Company had entered into with the prior landlord, is currently month-to-month, requiring monthly lease payments of $2,310, and is on terms and conditions substantially similar to those contained in the replaced lease. In 2018, Ladary sold the properties subject to the second lease agreement and acquired another in which the Company had two existing leases in place. The leases that the Company had entered into with the prior landlord have five-year terms expiring in 2020 and two five-year extension options and currently require aggregate monthly lease payments of $7,141.

Annual rent expense to related parties for the retail locations for 2020 and 2019 was approximately $208,000 and $209,000, respectively.

25.       Subsequent Events –

Dividend

Our Board of Directors declared the following dividends payable in 2021:

Date Declared	Record Date	Dividend Per Share	Payment Date
February 15, 2021	February 23, 2021	$0.025	March 5, 2021

Acquisition

On January 8, 2021, we closed on a Merger Agreement with Swisher Acquisition, Inc. (“Swisher”), a manufacturer of lawn and garden power equipment and emergency safety shelters, and provider of turn-key manufacturing services to third parties. The Company issued 408,000 shares of our common stock in exchange for all of the equity interest of Swisher resulting in Swisher becoming a wholly-owned subsidiary of the Company.

We evaluated all events or transactions that occurred after December 31, 2020 up through the date we issued these financial statements. During this period we did not have any other material subsequent events that impacted our financial statements.

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

As of December 31, 2020, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2020.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2020 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. Sadler, Gibb & and Associates, LLC, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2020.

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

Name	Age	Positions
John Quandahl	54	Chief Executive Officer, Chief Operating Officer and Director
Angel Donchev	39	Chief Financial Officer, Chief Investment Officer
Steve Irlbeck	56	Secretary
Ellery Roberts	50	Director
Richard Miller	74	Director
Kevin Kuby	52	Director
Jack Myers	29	Director

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

Richard Miller is an independent business consultant.  Previously, Mr. Miller was Chief Executive Officer of Pirelli Tire North America, a $120 million tire manufacturer, and Chief Executive Officer of Dunn Tire Corporation, a $25 million regional tire retailer.  Prior experience also includes senior operating positions with Dunlop Tire.  Mr. Miller has served as Executive Chairman of True Home Value, Inc., and currently serves as Chairman of Swisher Acquisition, Inc. ― a private company to which Blackstreet Capital Management, LLC provides management and advisory services.  Mr. Miller is a decorated former Marine Captain and holds a BA from Chapman College in California. Mr. Miller previously served as our Chairman of the Board from 2010 to 2015.

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

Kevin Kuby was appointed to the Board of Directors on July 1, 2015 at the direction of BC Alpha Holdings I, consistent with certain director-appointment rights granted to that company in the AlphaGraphics Merger Agreement. Mr. Kuby serves as the Managing Director of Restructuring for Blackstreet Capital Management, LLC, Executive Vice President and Chief Restructuring Officer of Blackstreet Capital Holdings, LLC, and Executive Vice President – Operations for Black Bear Sports Group, Inc. Mr. Kuby joined Blackstreet in 2012. Prior to joining Blackstreet, Mr. Kuby previously worked for Alvarez & Marsal, FTI Consulting and for PricewaterhouseCoopers in their business restructuring practices. Currently, Mr. Kuby sits on the Board of Directors of AWE, ThinkDirect Marketing Group, Northern Brewer, Jerry’s Subs and Pizza, IMarketing, Cartesian, Inc., Mom 365, Inc., Ice Rink Holdings, Inc. and NSA Media Group, Inc. Mr. Kuby received an MBA from the University of Chicago and a B.A. in Economics from the University of Illinois – Urbana / Champaign.

Jack Myers, CFA, was appointed to the Board of Directors on August 28, 2019 at the direction of BC Alpha Holdings I, consistent with certain director-appointment rights granted to that company in the Alpha Graphics Merger Agreement. Mr. Myers is a Vice President at Blackstreet Capital Management, LLC and Blackstreet Capital Holdings, LLC. From 2013 to 2017, Mr. Myers worked as an Associate and an Analyst in the investment banking division of FBR & Co. where he gained experience in public and private equity offerings as well as M&A transactions in a variety of industries. Mr. Myers graduated cum laude from Wake Forest University with a B.S. in Finance and is a CFA charterholder. Mr. Myers also serves on the Board of Directors of AWE Acquisition, Inc., NSA Media Holdings, Inc., Cartesian Holdings, Inc., Mom365 Holdings Corp., and Northern Brewer, LLC.

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

CODE OF ETHICS

We have adopted a Code of Ethics that governs the conduct of our officers, directors and employees in order to promote honesty, integrity, loyalty and the accuracy of our financial statements. A copy of the Code of Ethics is incorporated by reference to Exhibit 14 to our annual report on Form 10-K filed on March 30, 2020. You may obtain a copy of the Code of Ethics without charge by writing us and requesting a copy, attention: John Quandahl, 11550 “I” Street, Omaha, Nebraska 68137. You may also request a copy by calling us at (402) 551-8888.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us by our officers and directors and by WCR, LLC and BC Alpha Holdings I, LLC and their affiliates, we believe that all such filings were filed on a timely basis for fiscal year 2020.

ITEM 11    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of Western Capital during the year ended December 31, 2020; and (ii) each other individual that served as an executive officer of Western Capital at the conclusion of the year ended December 31, 2020 and who received more than $100,000 in the form of salary and bonus during such fiscal year. For purposes of this report, these individuals are collectively referred to as our “named executives.”

Name and Principal Position			Salary		Bonus		Total
John Quandahl (1) Pres. and Chief Executive Officer	2020 2019	$ $	330,000 305,000	$ $	225,000 167,500	$ $	555,000 472,500
Angel Donchev (2) Chief Financial Officer, Chief Investment Officer	2020 2019	$ $	300,000 300,000	$ $	135,000 135,000	$ $	435,000 435,000
Steve Irlbeck (3) Secretary	2020 2019	$ $	245,000 245,000	$ $	180,000 125,000	$ $	425,000 370,000

(1)	Mr. Quandahl is our President and Chief Executive Officer (appointed January 1, 2009) and our Chief Operating Officer (appointed November 29, 2007).

(2)	Mr. Donchev serves as our Chief Financial Officer (appointed on August 16, 2017) and Chief Investment Officer (appointed February 2015).

(3)	Mr. Irlbeck currently serves as our Secretary (appointed August 16, 2017) and as Chief Financial Officer of certain subsidiaries. Mr. Irlbeck served as our Chief Financial Officer from May 10, 2011 to August 16, 2017.

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

COMPENSATION OF DIRECTORS

Name and Principal Position			Compensation		Other Annual Compensation		Total
Richard Miller (1) Director	2020 2019	$ $	— —	$ $	100,000 100,000	$ $	100,000 100,000
Ellery Roberts (2) Director	2020 2019	$ $	67,000 42,000	$ $	— —	$ $	67,000 42,000
Kevin Kuby Director	2020 2019	$ $	— —	$ $	— —	$ $	— —
Jack Myers (3) Director	2020 2019	$ $	— —	$ $	— —	$ $	— —

(1)	Mr. Miller provides management consulting services to the Company in addition to his services as a director of the Board. In accordance with the consulting agreement, his compensation is $100,000 per year.

(2)	Mr. Roberts serves on the Audit, Compensation and Special Committees of the Board of Directors. In connection with this service, the Board of Directors approved the payment of compensation.

(3)	Mr. Myers was appointed to the Board of Directors effective August 28, 2019.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The table below sets forth certain information, as of the close of business on December 31, 2020, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the close of business on March 29, 2021, we had outstanding 9,249,900 shares of common stock. Each share of capital stock is currently entitled to one vote on all matters put to a vote of our shareholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 29, 2021, by:

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

Name and Address	Common Shares Beneficially Owned (1)	Percentage of Common Shares (1)
Richard Miller	108,967	1.18%
Ellery Roberts	—	—%
Kevin Kuby	—	—%
Jack Myers	—	—%
John Quandahl	30,000	* %
Steve Irlbeck	10,000	* %
Angel Donchev (2)	133,666	1.43%
All current executive officers and directors as a group (3)	282,633	3.03%
Blackstreet Capital Advisors II, LLC and affiliates (4) c/o Blackstreet Capital Management, LLC 7250 Woodmont Avenue Suite #210 Bethesda, MD 20814	6,837,216	73.82%

* less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Includes 65,000 shares that may be purchased under options that were exercisable on, or will be exercisable within 60 days of March 31, 2021.

(3)	Consists of Messrs. Miller, Roberts, Kuby, Quandahl, Irlbeck, Donchev, and Myers.

(4)	Share figures contained in the table are taken from the most recent filing under §13 of the Securities Exchange Act of 1934 of Blackstreet Capital Advisors II, LLC and its affiliates, WCR, LLC, BCP 2 WCR, LLC, Blackstreet Capital Partners (QP) II, L.P., Blackstreet Capital Advisors, LLC, BC Alpha Holdings I, LLC, BCP II Swisher, LLC, Blackstreet Capital Investors, LLC, Blackstreet Capital Management, LLC, Swisher Investments, LLC and Murry N. Gunty, filed on February 1, 2021.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Procedurally, no director is allowed a vote in any approval of a related-party transaction for which he or she is the related party, except that such a director may otherwise participate in a related discussion and shall provide to the board all material information concerning the related-party transaction and the director’s interest therein.

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

The following table summarizes the fees we were billed for audit and non-audit services rendered for fiscal years 2020 and 2019. Sadler, Gibb & Associates, LLC reviewed our quarterly filings and audited the Company’s consolidated financial statements for the year 2020 and 2019.

Independent Registered Public Accounting Firm Fees
	2020	2019
Audit Fees	$130,000	$130,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$130,000	$130,000

Our auditor Sadler, Gibb & Associates, LLC did not perform any other audit-related, tax-related or other services for fees during either of fiscal 2020 or 2019.

Audit Fees. The fees identified under this caption were for professional fees rendered in connection with the audit of our annual consolidated financial statements, review of our quarterly condensed consolidated financial statements and statutory and regulatory filings and engagements for the years identified.

Approval Policy. Our Audit Committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firms in years ended 2020 and 2019 were pre-approved by the Audit Committee.

PART IV

ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation, filed with the Delaware Secretary of State on May 11, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on May 17, 2016).
3.2	Bylaws effective May 11, 2016 (incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed on May 17, 2016).
4.1	Description of Registrant’s Securities
10.1	2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 9, 2015).
10.2	Form of Stock Option Agreement for use with 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on February 9, 2015).
10.3	Consulting Agreement with Ric Miller Consulting, Inc. dated as of April 1, 2010 (incorporated by reference to Exhibit 10.17 to the registrant’s annual report on Form 10-K filed on March 30, 2012).
10.4	Employment Agreement with John Quandahl dated as of November 1, 2019 (incorporated by reference to Exhibit 10.4 to the registrant’s annual report on Form 10-K filed on March 30, 2020).
10.5	Second Amended and Restated Management and Advisory Agreement with Blackstreet Capital Management, LLC, effective as of November 1, 2017 (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed on November 14, 2017).
14	Code of Ethics (amended and restated as of August 15, 2019) (incorporated by reference to Exhibit 14 to the registrant’s annual report on Form 10-K filed on March 30, 2020)
21	List of Subsidiaries (filed herewith).
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Schema Document (filed herewith).
101.CAL	XBRL Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Definition Linkbase Document (filed herewith).
101.LAB	XBRL Label Linkbase Document (filed herewith).
101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Capital Resources, Inc.

/s/ John Quandahl	3/31/21
John Quandahl

Chief Executive Officer

/s/ Angel Donchev	3/31/21
Angel Donchev

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Quandahl	3/31/21	/s/ Ellery Roberts	3/31/21
John Quandahl, Director, Chief Executive Officer, Chief Operating Officer (principal executive officer)		Ellery Roberts, Director

/s/ Angel Donchev	3/31/21	/s/ Richard Miller	3/31/21
Angel Donchev, Chief Financial Officer (principal financial officer and principal accounting officer)		Richard Miller, Director

/s/ Kevin Kuby	3/31/21	/s/ Jack Myers	3/31/21
Kevin Kuby, Director		Jack Myers, Director