Form 10-Q
period 2021-03-31
WESTERN CAPITAL RESOURCES, INC.
filed 2021-05-14
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

Yes ☐  No ☑

As of May 14, 2021, the registrant had outstanding 9,249,900 shares of common stock, $0.0001 par value per share.

Western Capital Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31, 2021	December 31, 2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$39,291,439	$32,504,803
Short-term investments	15,408,362	17,088,073
Loans receivable (net of allowance for credit losses of $248,000 and $315,000, respectively)	1,386,460	1,941,180
Accounts receivable (net of allowance for credit losses of $47,000 and $33,000, respectively)	2,688,846	1,538,377
Inventories (less reserve of $1,530,000 and $1,321,000, respectively)	14,737,629	11,739,228
Prepaid income taxes	—	246,560
Prepaid expenses and other	2,931,963	3,096,058
TOTAL CURRENT ASSETS	76,444,699	68,154,279

Investments	—	250,000
Property and equipment, net	8,341,504	8,509,971
Operating lease right-of-use assets	16,598,436	15,751,687
Intangible assets, net	3,423,595	3,585,919
Deferred income taxes	405,000	254,000
Other loans receivable	370,680	368,071
Other	454,396	471,991
Goodwill	5,796,528	5,796,528

TOTAL ASSETS	$111,834,838	$103,142,446

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$11,692,469	$8,492,721
Accrued payroll	2,212,184	3,439,535
Current portion operating lease liabilities	5,449,362	5,111,429
Other current liabilities	1,485,249	1,403,249
Income taxes payables	1,203,028	—
Current portion long-term debt	1,508,475	—
Contract and other liabilities	964,041	774,625
TOTAL CURRENT LIABILITIES	24,514,808	19,221,559

LONG-TERM LIABILITIES
Notes payable, net of current portion	2,000,000	3,110,148
Operating lease liabilities, net of current portion	11,655,351	11,222,095
TOTAL LONG-TERM LIABILITIES	13,655,351	14,332,243

TOTAL LIABILITIES	38,170,159	33,553,802

COMMITMENTS AND CONTINGENCIES (Note 11)	—	—

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 12,500,000 shares authorized, 9,249,900 and 8,841,900 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	925	925
Additional paid-in capital	29,562,271	29,562,271
Retained earnings	42,148,787	38,470,323
TOTAL WESTERN SHAREHOLDERS’ EQUITY	71,711,983	68,033,519
Noncontrolling interests	1,952,696	1,555,125

TOTAL EQUITY	73,664,679	69,588,644

TOTAL LIABILITIES AND EQUITY	$111,834,838	$103,142,446

See notes to condensed consolidated financial statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	March 31, 2021	March 31, 2020
REVENUES
Sales and associated fees	$37,653,669	$28,858,231
Financing fees and interest	1,002,470	2,044,697
Other revenues	5,529,945	4,744,598
Total Revenues	44,186,084	35,647,526

COST OF REVENUES
Cost of sales	21,405,354	15,530,285
Provisions for loans receivable credit losses	(86,436)	291,428
Total Cost of Revenues	21,318,918	15,821,713

GROSS PROFIT	22,867,166	19,825,813

OPERATING EXPENSES
Salaries, wages and benefits	8,936,986	9,119,172
Occupancy	2,511,712	2,848,068
Advertising, marketing and development	2,442,191	1,936,425
Depreciation	397,948	501,390
Amortization	159,825	184,975
Other	2,452,469	2,560,923
Total Operating Expenses	16,901,131	17,150,953

OPERATING INCOME	5,966,035	2,674,860

OTHER INCOME (EXPENSES):
Dividend and interest income	30,654	138,727
Interest expense	(18,056)	(103,662)
Total Other Income (Expenses)	12,598	35,065

INCOME BEFORE INCOME TAXES	5,978,633	2,709,925

PROVISION FOR INCOME TAX EXPENSE	1,299,350	534,110

NET INCOME	4,679,283	2,175,815

LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(769,571)	(462,568)

NET INCOME ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$3,909,712	$1,713,247

EARNINGS PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
Basic	$0.42	$0.18
Diluted	$0.42	$0.18

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 15)
Basic	9,249,900	9,673,778
Diluted	9,258,131	9,673,778

See notes to condensed consolidated financial statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
	Western Capital Resources, Inc. Shareholders’
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total
BALANCE – December 31, 2020	9,249,900	$925	$29,562,271	$38,470,323	$1,555,125	$69,588,644
Net income	—	—	—	3,909,712	769,571	4,679,283
Distributions to noncontrolling interests	—	—	—	—	(372,000)	(372,000)
Dividends paid	—	—	—	(231,248)	—	(231,248)
BALANCE – March 31, 2021	9,249,900	$925	$29,562,271	$42,148,787	$1,952,696	$73,664,679

	Western Capital Resources, Inc. Shareholders’
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total
BALANCE – December 31, 2019	9,673,778	$968	$29,562,271	$33,706,035	$2,574,834	$65,844,108
Net income	—	—	—	1,713,247	462,568	2,175,815
Plus pre-acquisition net loss of acquiree	—	—	—	191,088	—	191,088
Distributions to noncontrolling interests	—	—	—	—	(45,000)	(45,000)
Dividends	—	—	—	(463,289)	—	(463,289)
BALANCE – March 31, 2020	9,673,778	$968	$29,562,271	$35,147,081	$2,992,402	$67,702,722

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
OPERATING ACTIVITIES
Net income	$4,679,283	$2,175,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	411,602	518,551
Amortization	159,825	184,975
Amortization of operating lease right-of-use assets	1,245,804	1,595,687
Deferred income taxes	(151,000)	(65,000)
Loss (gain) on disposal of assets	13,056	(9,337)
Changes in operating assets and liabilities:
Loans receivable	554,720	1,122,391
Accounts receivable	(1,150,469)	(2,191,949)
Inventory	(2,998,401)	(931,423)
Prepaid expenses and other assets	445,768	(324,710)
Operating lease liabilities	(1,533,977)	(1,796,474)
Accounts payable and accrued expenses	3,432,023	1,740,003
Contract and other liabilities	215,770	(349,801)
Net cash and cash equivalents provided by operating activities	5,324,004	1,668,728

INVESTING ACTIVITIES
Purchases of investments	(3,592,303)	(16,161,391)
Proceeds from investments	5,500,000	8,903,588
Purchases of property and equipment	(253,690)	(142,640)
Acquisition of stores, net of cash acquired	—	(260,876)
Proceeds from the disposal of operating assets	—	51,600
Net cash and cash equivalents provided by (used in) investing activities	1,654,007	(7,609,719)

FINANCING ACTIVITIES
Net advances on bank revolving loan	1,258,475	662,959
Payments on notes payable – long-term	(846,602)	(16,033)
Payments on finance leases	—	(1,161)
Distributions to noncontrolling interests	(372,000)	(45,000)
Payments of dividends	(231,248)	(463,289)
Net cash and cash equivalents provided by (used in) financing activities	(191,375)	137,476

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,786,636	(5,803,515)

CASH AND CASH EQUIVALENTS
Beginning of period	32,504,803	27,160,991
End of period	$39,291,439	$21,357,476

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$6,778	$—
Interest paid	$150,668	$15,882
Noncash investing and financing activities:
Right-of-use assets obtained and operating lease obligations incurred	$2,156,174	$923,097
Accrued management fees added to note payable – long-term	$—	$96,958
Noncurrent liability converted to long-term debt	$2,500,000	$—
Number of shares issued in transaction with entities under common control	408,000	—

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Nature of Business –

Western Capital Resources, Inc. (“WCR”) is a parent company owning operating subsidiaries, with percentage owned shown parenthetically, as summarized below.

Cellular Retail

PQH Wireless, Inc. (“PQH”) (100%) – operates 205 cellular retail stores as of March 31, 2021 (104 100% owned plus 101 held through its controlled but less than 100% owned subsidiaries), exclusively as an authorized retailer of the Cricket brand.

Direct to Consumer

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

J&P Real Estate, LLC (“JPRE”) (100%) – owns real estate utilized as JPPA’s distribution and warehouse facility.

Manufacturing

Swisher Acquisition, Inc. (“SAI”) (100%) - a manufacturer of lawn and garden power equipment and emergency safety shelters under the Swisher brand name, and provides turn-key manufacturing services to third parties.

Consumer Finance

Wyoming Financial Lenders, Inc. (“WFL”) (100%) – owns and operates “payday” stores (19 as of March 31, 2021) in four states (Iowa, Kansas, North Dakota and Wyoming) providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

Express Pawn, Inc. (“EPI”) (100%) – owns and operates retail pawn stores (three as of March 31, 2021) in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of merchandise obtained from forfeited pawn loans or purchased from customers.

References in these financial statement notes to “Company” or “we” refer to Western Capital Resources, Inc. and its subsidiaries. References to specific companies within our enterprise, such as” “PQH,” “JPPA,” “JPRE,” “SAI,” “WFL,” or “EPI” are references only to those companies.

2.	Summary of Significant Accounting Policies –

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

On January 8, 2021, we completed a merger with SAI (“Merger Transaction”). The Company issued 408,000 shares of our common stock in exchange for all of the equity interest of SAI resulting in SAI becoming a wholly-owned subsidiary of the Company. The transaction falls under the guidance of Accounting Standards Codification (“ASC”) 805, “Business Combinations” for entities under common control. Financial statements and financial information presented herein for prior years has been retrospectively adjusted using the pooling-of-interest method to furnish enhanced comparative information.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Management has analyzed the impact of the Coronavirus pandemic (”COVID-19”) on its financial statements as of March 31, 2021 and has determined that the changes to its significant judgements and estimates did not have a material impact with respect to goodwill, intangible assets or long-lived assets.

For further information, refer to the Consolidated Financial Statements and notes thereto included in our Form 10-K for the year ended December 31, 2020.

Basis of Consolidation

The consolidated financial statements include the accounts of WCR, its wholly-owned subsidiaries and other entities in which the Company owns a controlling financial interest. For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of Financial Accounting Standards Board (“FASB”) ASC 810, “Consolidation” applicable to reporting the equity and net income or loss attributable to noncontrolling interests. Intercompany balances and transactions of the Company have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. Significant management estimates relate to the loans receivable allowance for credit losses, carrying value and impairment of goodwill, other long-lived assets, right-of-use assets and related liabilities (including the applicable discount rate), inventory valuation and obsolescence, estimated useful lives of intangible assets and property and equipment, gift certificate and merchandise credits liability and deferred taxes and tax uncertainties.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Inventory

Manufacturing

Inventory is stated at the lower of cost or market. Cost for manufactured finished goods is determined using the standard cost method. Raw materials consist primarily of parts used to make products. Fabricated components consist of processed raw materials, capitalized labor and overhead. Finished goods consist of completed products, parts and accessories available for sale. An inventory valuation allowance is provided for excess, obsolete and slow-moving inventory.

Earnings Per Common Share

The Company computes basic earnings per common share in accordance with ASC 260, Earnings Per Share (“EPS”), which is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period, as calculated using the treasury stock method. In computing diluted EPS, the weighted average market price for the period is used in determining the number of common shares assumed to be purchased from the exercise of stock options. As of December 31, 2020, 65,000 of potential common shares equivalents from stock options were excluded from the diluted EPS calculations as their effect is anti-dilutive.

Recent Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions to the existing guidance for income taxes related to the approach for intra-period tax allocations, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU also simplifies the accounting for income taxes by clarifying and amending existing guidance related to the effects of enacted changes in tax laws or rates in the effective tax rate computation, the recognition of franchise tax and the evaluation of a step-up in the tax basis of goodwill, among other clarifications. ASU 2019-12 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2021, the adoption of which did not have a material impact on its financial statements.

No other new accounting pronouncements issued or effective during the fiscal year have had or are expected to have a material impact on the consolidated financial statements.

3.	Risks Inherent in the Operating Environment –

Supply Chain - Fluctuations in the availability and price of inputs could have an adverse effect on our ability to manufacture and sell our products profitably and could adversely affect our margins and revenue.

Our manufacturing operations depend upon the adequate supply of steel, engines and other components and raw materials. Our direct to consumer operations depend upon an adequate supply of, among other things, seeds and live plants. Our inability to procure any of these production materials, components or finished goods, delays in receiving them or not being able to procure them at competitive prices, particularly during applicable peak seasons, could adversely impact our ability to produce our products and to sell our products on a cost effective basis which, in turn, could adversely affect our revenue and profitability.

Our results of operations may be negatively impacted by product liability lawsuits.

The Company’s Manufacturing segment is subject to potential product liability risks that relate to the design, manufacture, sale and use of our products. To date, we have not incurred material costs related to these product liability claims. While we believe our current general liability and product liability insurance is adequate to protect us from future product liability claims, there can be no assurance that our coverage will be adequate to cover all claims that may arise. Additionally, we may not be able to maintain insurance coverage in the future at an acceptable cost. Significant losses not covered by insurance or for which third-party indemnification is not available could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, it may be necessary for us to recall products that do not meet approved specifications, which could result in adverse publicity as well as costs connected to the recall and loss of revenue.

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

4.	Cash and Cash Equivalents and Investments –

The following table shows the Company’s cash and cash equivalents, held-to-maturity investments, and other investments by significant investment category, recorded as cash and cash equivalents or short- and long-term investments:

	March 31, 2021	December 31, 2020
Cash and cash equivalents
Operating accounts	$20,371,027	$16,539,720
Money Market – U.S. Treasury obligations	5,920,520	2,565,296
U.S. Treasury obligations	12,999,892	13,399,787
Subtotal	39,291,439	32,504,803

Investments
Certificates of deposit (9 – 18 month maturities, FDIC insured)	11,817,751	17,338,073
U.S. Treasury obligations (less than one year maturities)	3,590,611	—
Subtotal	15,408,362	17,338,073

TOTAL	$54,699,801	$49,842,876

Investments consisted of the following:

March 31, 2021
	Level 1	Level 2	Level 3	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value
Certificates of Deposit	$—	$11,817,751	$—	$11,817,751	$(28,124)	$11,789,627
U.S. Treasuries	3,590,611	—	—	3,590,611	(465)	3,590,146
	$3,590,611	$11,817,751	$—	$15,408,362	$(28,589)	$15,379,773

December 31, 2020
	Level 1	Level 2	Level 3	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value
Certificates of Deposit	$—	$17,338,073	$—	$17,338,073	$(23,814)	$17,314,259
U.S. Treasuries	—	—	—	—	—	—
	$—	$17,338,073	$—	$17,338,073	$(23,814)	$17,314,259

Interest income recognized on held-to-maturity investments and other sources was as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Held-to-maturity	$92	$62,974
Other	30,562	75,753
	$30,654	$138,727

The Company has demand deposits at financial institutions, often times in excess of the limit for insurance by the Federal Deposit Insurance Corporation. As of March 31, 2021, the Company had demand deposits in excess of insurance amounts of approximately $14.10 million.

The Company has deposited in aggregate $2.79 million of cash across seven different accounts at financial institutions as an accommodation to its majority stockholder, who has other business relationships with the financial institution. The funds in these accounts can be withdrawn at any time, do not serve as collateral in any way, and are held on market terms.

5.	Loans Receivable –

The Consumer Finance segment’s outstanding loans receivable aging is as follows:

March 31, 2021
	Payday	Pawn	Total
Current	$1,107,990	$211,971	$1,319,961
1-30	79,771	—	79,771
31-60	44,171	—	44,171
61-90	46,272	—	46,272
91-120	51,184	—	51,184
121-150	51,850	—	51,850
151-180	41,251	—	41,251
	1,422,489	211,971	1,634,460
Less Allowance for Credit Losses	(248,000)	—	(248,000)
	$1,174,489	$211,971	$1,386,460

December 31, 2020
	Payday	Installment	Pawn	Total
Current	$1,558,292	$11,718	$272,669	$1,842,679
1-30	117,747	3,547	—	121,294
31-60	94,135	1,434	—	95,569
61-90	59,263	370	—	59,633
91-120	46,777	—	—	46,777
121-150	38,422	—	—	38,422
151-180	51,806	—	—	51,806
	1,966,442	17,069	272,669	2,256,180
Less Allowance for Credit Losses	(315,000)	—	—	(315,000)
	$1,651,442	$17,069	$272,669	$1,941,180

6.	Accounts Receivable –

A breakdown of accounts receivables by segment is as follows:

March 31, 2021
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Total
Accounts receivable	$335,936	$1,384,228	$995,935	$19,747	$2,735,846
Less allowance for credit losses	—	(32,000)	(15,000)	—	(47,000)
Net accounts receivable	$335,936	$1,352,228	$980,935	$19,747	$2,688,846

December 31, 2020
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Total
Accounts receivable	$325,041	$271,742	$920,712	$53,882	$1,571,377
Less allowance for credit losses	—	(18,000)	(15,000)	—	(33,000)
Net accounts receivable	$325,041	$253,742	$905,712	$53,882	$1,538,377

A portion of accounts receivable are unsettled credit card sales from the prior one to five business days. Included in Accounts Receivable is $1,054,354 and $492,213 of merchant accounts receivable as of March 31, 2021 and December 31, 2020, respectively.

7.	Inventory –

A breakdown of inventory is as follows:

March 31, 2021
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Reserve	Total
Raw Materials	$—	$—	$1,890,612	$—	$(329,000)	$1,561,612
WIP	$—	$—	$414,872	$—	$—	$414,872
Finished Goods	$6,374,145	$4,837,482	$2,014,314	$736,204	$(1,201,000)	$12,761,145
Total	$6,374,145	$4,837,482	$4,319,798	$736,204	$(1,530,000)	$14,737,629

December 31, 2020
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Reserve	Total
Raw Materials	$—	$—	$1,620,157	$—	$(311,000)	$1,309,157
WIP	$—	$—	$260,421	$—	$—	$260,421
Finished Goods	$5,405,993	$3,433,460	$1,603,282	$736,915	$(1,010,000)	$10,169,650
Total	$5,405,993	$3,433,460	$3,483,860	$736,915	$(1,321,000)	$11,739,228

As a result of changes in the market for certain Company products and the resulting deteriorating value, carrying amounts for those inventories were reduced by approximately $1.53 million and $1.32 million at March 31, 2021 and December 31, 2020, respectively. These inventory write-downs have been reflected in adjustments to cost of goods sold in the statement of operations. Management believes that these reductions properly reflect inventory values, and no additional losses will be incurred upon disposition.

8.	Advertising, Marketing and Development –

Prepaid direct-response advertising costs as of March 31, 2021 and December 31, 2020 were $0 and $0.48 million, respectively. Included in Advertising, Marketing and Development for the three-month periods ended March 31, 2021 and 2020 was advertising expenses of $1.96 million and $1.66 million, respectively.

9.	Leases –

Total components of operating lease expense (in thousands) were as follows for the three months ended:

	March 31, 2021	March 31, 2020
Operating lease expense	$1,534	$1,806
Variable lease expense	531	517
Total lease expense	$2,065	$2,323

Other information related to operating leases was as follows:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term, in years	6.25	6.49

Weighted average discount rate	4.6%	4.8%

Future minimum lease payments under operating leases as of March 31, 2021 (in thousands) were as follows:

Operating Leases
Remainder of 2021	$4,694
2022	4,884
2023	3,081
2024	1,687
2025	877
2026	4,243
Thereafter	11
Total future minimum lease payments	19,477
Less: imputed interest	(2,373)
Total	$17,104

Current portion operating lease liabilities	$5,449
Non-current operating lease liabilities	11,655
Total	$17,104

10.	Notes Payable – Long Term –

	March 31, 2021	December 31, 2020
Bank revolving loan	$1,258,475	$—
Subordinated loans – related parties	—	596,602
Note payable – related party	2,250,000	2,513,546
Total	3,508,475	3,110,148
Less current maturities	1,508,475	—
	$2,000,000	$3,110,148

On October 22, 2010 SAI obtained a senior credit facility (“Revolving Loan”) with a bank. The Revolving Loan, as amended, has a credit limit of up to $4,500,000 based on percentages of eligible inventory, an interest rate of LIBOR plus 4.5%, and a maturity date of October 21, 2021, is secured by substantially all assets of SAI and contains certain restrictive financial covenants.

On August 6, 2010 SAI executed secured subordinated promissory notes (“Subordinated Loans”) to borrow $1,350,000 from parties that were majority shareholders up until the Merger Transaction on January 8, 2021. The notes, as amended, included interest at 16% and a maturity date of December 31, 2023. Pursuant to the Merger Transaction, $596,602 of principal and $123,572 of accrued interest was paid at or around the closing of the Merger Transaction and the remaining principal balance of $922,178 was repaid with WCR stock issued in the Merger Transaction. The $922,178 repayment is presented herein retrospectively to furnish comparative information.

SAI was party to a Management and Advisory Agreement dated August 6, 2010, as amended April 1, 2012, with Blackstreet Capital Management, LLC (“Blackstreet”) under which Blackstreet provides certain financial, managerial, strategic and operating advice and assistance. The agreement required SAI to pay Blackstreet a fee in an amount equal to the greater of (i) $250,000 (subject to annual increases of five percent) or (ii) five percent of SAI’s “EBITDA” as defined under the agreement. As of December 31, 2020, SAI owed Blackstreet $2,513,546 of accrued fees under the agreement. On January 8, 2021, pursuant to the Merger Transaction, the agreement was terminated, $13,546 of the accrued fees were paid to Blackstreet and the remaining $2,500,000 was converted into a note payable to Blackstreet. The note is payable in ten consecutive annual lump sum installments of $250,000, without interest thereon, commencing on January 31, 2021, is unsecured and is guaranteed by the Company. The accrued liability converted to a note is presented herein retrospectively to furnish comparative information.

11.	Commitments and Contingencies –

Legal Proceedings

The Company is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. The Company does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

12.	Revenue –

Cellular Retail

Compensation from Cricket Wireless – As a Cricket Wireless authorized retailer, we earn compensation from Cricket Wireless for activating a new customer on the Cricket Wireless network and activating new devices for existing Cricket Wireless customers (“back-end compensation”) and upon an existing Cricket Wireless customer whom we originally activated on the Cricket Wireless GSM network making a continuing service payment (“CSP”). Compensation from Cricket Wireless for the three-month periods ended March 31, 2021 and 2020 was $8.71 million and $8.53 million, respectively.

Cellular Retail revenues are recognized per ASC 606 and consist of the following:

●	Merchandise – merchandise sales, which exclude sales taxes, reflect the transaction price at point of sale when payment is received or receivable, the customer takes control of the merchandise and, applicable to devices, the device has been activated on the Cricket Wireless network. The sale and activation of a wireless device also correlates to the recording of back-end compensation from Cricket Wireless. Sales returns are not material to our financial statements. Merchandise sales revenue, which included back-end compensation from Cricket Wireless, is recorded in Sales and associated fees in the income statement.

●	Other revenue – services revenue from customer paid fees is recorded at point of sale when payment is received and the customer receives the benefit of the service. CSP compensation from Cricket Wireless is recorded as of the time certain Cricket Wireless customers make a service payment, as reported to us by Cricket Wireless.

Direct to Consumer

Direct to Consumer revenue is recognized per ASC 606 and consists of the following:

●	Merchandise – merchandise sales, which exclude sales taxes, reflect the transaction price when product is shipped to customers, FOB shipping point, reduced by variable consideration. Shipping and handling fees are included in total net sales. Variable consideration is comprised of estimated future returns and merchandise credits which are estimated based primarily on historical rates and sales levels.

Manufacturing

Manufacturing revenue is recognized per ASC 606 and consists of the following:

●	Merchandise – merchandise sales, which exclude sales taxes, reflect the transaction price when product is shipped to customers, FOB shipping point, or at point of sale and are reduced by variable consideration. Shipping and handling fees are not included in total net sales and are an offset to freight-out expense. Variable consideration is comprised of estimated future returns and warranty liability which are estimated based primarily on historical rates and sales levels.

Consumer Finance

Consumer Finance revenue from merchandise sales is recognized per ASC 606 and consists of the following:

●	Merchandise – merchandise sales, which exclude sales taxes, reflects the transaction price at point of sale in our pawn stores when payment in full is received and the customer takes control of the merchandise. Sales returns are not material to our financial statements.

●	Other revenue – services revenue from customer paid fees for ancillary services is recorded at point of sale when payment is received and the customer receives the benefit of the service.

Consumer finance revenue from loan fees and interest is recognized per ASC 825 and consist of the following:

●	Loan fees and interest – loan fees and interest on cash advance loans are recognized on a constant-yield basis ratably over a loan’s term. Installment loan fees and interest are recognized using the interest method, except that installment loan origination fees are recognized as they become non-refundable and installment loan maintenance fees are recognized when earned. The Company recognizes fees on pawn loans on a constant-yield basis ratably over the loans’ terms, less an estimated amount for expected forfeited pawn loans which is based on historical forfeiture rates.

See Note 15, “Segment Information,” for disaggregation of revenue by segment.

13.	Other Operating Expense –

A breakout of other expense is as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Bank fees	$724,645	$608,675
Collection costs	72,283	78,069
Insurance	164,521	205,933
Management and advisory fees	224,771	307,961
Professional and consulting fees	431,678	405,153
Supplies	166,872	222,320
Loss (Gain) on disposal	13,056	(9,337)
Other	654,643	742,149
	$2,452,469	$2,560,923

14.	Segment Information –

Segment information related to the three-month periods ended March 31, 2021 and 2020 (in thousands) is as follows:

Three Months Ended March 31, 2021
 (in thousands)

	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Corporate	Total
Revenue from external customers	$25,511	$14,678	$2,523	$472	$—	$43,184
Fees and interest income	$—	$—	$—	$1,002	$—	$1,002
Total revenue	$25,511	$14,678	$2,523	$1,474	$—	$44,186
Net income (loss)	$2,522	$2,269	$(18)	$162	$(256)	$4,679
Total segment assets	$40,186	$17,515	$10,629	$6,356	$37,149	$111,835
Expenditures for segmented assets	$191	$63	$—	$—	$—	$254

Three Months Ended March 31, 2020
(in thousands)

	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Corporate	Total
Revenue from external customers	$19,533	$11,599	$2,050	$421	$—	$33,603
Fees and interest income	$—	$—	$—	$2,045	$—	$2,045
Total revenue	$19,533	$11,599	$2,050	$2,466	$—	$35,648
Net income (loss)	$1,184	$1,176	$(191)	$225	$(218)	$2,176
Total segment assets	$35,495	$15,307	$11,653	$8,347	$35,157	$105,959
Expenditures for segmented assets	$336	$118	$—	$—	$—	$454

15.	Basic and Diluted Weighted Average Shares Outstanding –

Following is the calculation of basic and diluted weighted average shares outstanding as of:

	Three Months Ended:
	March 31, 2021	December 31, 2020
Weighted average shares outstanding - basic	9,249,900	9,265,778
Retroactive adjustment – shares issued January 8, 2021	—	408,000
Adjusted weighted average shares outstanding - basic	9,249,900	9,673,778

Dilutive common shares:
Stock options (treasury method)	8,231	—
Weighted average shares outstanding - diluted	9,258,131	9,673,778

16.	Dividends –

Our Board of Directors declared and paid the following dividend payable in the first quarter of 2021:

Date Declared	Record Date	Dividend Per Share	Payment Date	Dividend Paid
February 15, 2021	February 23, 2021	$0.025	March 5, 2021	$231,248

17.	Subsequent Events –

Dividend Declared

Our Board of Directors declared the following dividend after March 31, 2021:

Date Declared	Record Date	Dividend Per Share	Payment Date
May 6, 2021	May 21, 2021	$0.025	June 4, 2021

SAI Amended and Restated Credit Agreement

SAI entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with its senior lender on April 8, 2021. The Credit Agreement provides for a revolving line of credit of up to $2.5 million based on an inventory and receivables availability, and subjects SAI to various covenants, including a minimum Fixed Charge Coverage ratio and maximum Senior Funded Debt to EBITDA ratio. The Commercial Promissory Note associated with the Credit Agreement has a maturity date of April 30, 2022.

We evaluated all events or transactions that occurred after March 31, 2021 through the date we issued these financial statements. During this period we did not have any other material subsequent events that impacted our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements made in this report are “forward-looking statements,” as that term is defined under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon our current expectations and projections about future events. Whenever used in this report, the words “believe,” “anticipate,” “intend,” “estimate,” “expect,” “will” and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this report are primarily located in the material set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are found in other parts of this report as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We are not undertaking any obligation to update any forward-looking statements even though our situation may change in the future.

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

Our Cellular Retail segment is comprised of an authorized Cricket Wireless dealer and involves the retail sale of cellular phones and accessories to consumers through our wholly-owned subsidiary PQH Wireless, Inc. and its controlled but less than 100% owned subsidiaries. Our Direct to Consumer segment consists of a wholly-owned branded online and direct marketing distribution retailer of live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins and Wayside Gardens brand names and home improvement and restoration products operating as Van Dyke’s Restorers as well as a wholesaler under the Park Wholesale brand. Our manufacturing segment consists of a wholly-owned manufacturer of lawn and garden power equipment and emergency safety shelters selling products primarily under the Swisher brand name, and provides turn-key manufacturing services to third parties. Our Consumer Finance segment consists of retail financial services conducted through our wholly-owned subsidiaries Wyoming Financial Lenders, Inc. and Express Pawn, Inc. Throughout this report, we collectively refer to WCR and its consolidated subsidiaries as “we,” the “Company,” and “us.”

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

Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies,” of the notes to our condensed consolidated financial statements included in this report together with our significant accounting policies discussed in Note 1, “Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies,” of the notes to our December 31, 2020 consolidated financial statements included in our Form 10-K for the year ended December 31, 2020. We believe that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements.

Receivables and Credit Loss Allowance

Direct to Consumer -

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

Consumer Finance -

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

See Note 5, “Loans Receivable,” of the notes to our consolidated financial statements included in this report for our outstanding loans receivable aging as of and for the three-month periods ended March 31, 2021 and the year ended December 31, 2020.

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

Due to the significant assumptions and judgements required in accounting for leases (including whether a contract contains a lease, the allocation of the consideration, and the determination of the discount rate), the judgment and estimates made could have a significant effect on the amount of assets and liabilities recognized

Results of Operations – Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Net income attributable to our common shareholders was $3.91 million, or $0.42 per share (basic and diluted), for the quarter ended March 31, 2021, compared to net income of $1.71 million, or $0.18 per share (basic and diluted), for the quarter ended March 31, 2020.

We expect segment operating results and earnings per share to change throughout 2021 due, at least in part, to the seasonality of the various segments, potential mergers and acquisitions activity and the unknown impact of COVID-19.

Following is a discussion of operating results by segment.

The following table provides revenues and net income attributable to WCR common shareholders for the quarters ended March 31, 2021 and March 31, 2020 (in thousands).

	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Corporate	Total
Three Months Ended March 31, 2021
Revenue	$25,511	$14,678	$2,523	$1,474	$—	$44,186
% of total revenue	57.8%	33.2%	5.7%	3.3%	—%	100%
Net income (loss)	$2,522	$2,269	$(18)	$162	$(256)	$4,679
Net income attributable to noncontrolling interests	$769	$—	$—	$—	$—	$769
Net income (loss) attributable to WCR common shareholders	$1,753	$2,269	$(18)	$162	$(256)	$3,910

Three Months Ended March 31, 2020
Revenue	$19,533	$11,599	$2,050	$2,466	$—	$35,648
% of total revenue	54.8%	32.5%	5.8%	6.9%	—%	100%
Net income (loss)	$1,184	$1,176	$(191)	$225	$(218)	$2,176
Net income attributable to noncontrolling interests	$463	$—	$—	$—	$—	$463
Net income (loss) attributable to WCR common shareholders	$721	$1,176	$(191)	$225	$(218)	$1,713

Cellular Retail

A summary table of the number of Cricket Wireless retail stores we operated during the three months ended March 31, 2021 and March 31, 2020 follows:

	2021	2020
Beginning	205	222
Acquired/ Launched	2	7
Closed/Divested	(2)	(8)
Ending	205	221

Period over period, net income attributable to shareholders increased from $1.18 million in the comparable prior year quarter to $1.75 million in the current quarter. Many factors have contributed to this period over period increase, most notably successful Cricket sales promotions, Cricket’s 2020 distribution optimization program under which we closed 27 underperforming locations, our strategic location disposals and additions and COVID-19 stimulus programs contributing to increased sales.

Direct to Consumer

The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual revenue and net income in the months of March through May and December due to the seasonal products it sells. For the current quarter, the Direct to Consumer segment had net income of $2.27 million compared to net income of $1.18 million for the comparable prior year period. Revenues for the quarter ended March 31, 2021 were $14.68 million compared to $11.60 million for the comparable period in 2020. Similar to other online retailers, the Direct to Consumer segment has experienced an increase in demand and on-line sales activity due to COVID-19.

Manufacturing

Manufacturing segment sales increased from $2.05 million in the comparable prior period to $2.52 million in the current period as demand across product lines has increased. For the current quarter, the Manufacturing segment had a net loss of ($0.02) million compared to a net loss of ($0.19) million for the comparable prior year period.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the quarters ended March 31, 2021 and March 31, 2020 follows:

	2021	2020
Beginning	22	39
Acquired/ Launched	—	—
Closed/Divested	—	—
Ending	22	39

Our Consumer Finance segment continues to struggle due to COVID-19 and industry regulation and trends with our lending volume being down period over period. Consumer Finance segment revenues decreased $0.99 million, or 40.2%, for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 mostly due to the closing of locations in Nebraska and divesting of locations in Iowa in 2020.

Corporate

Net costs related to our Corporate segment were $0.26 million for the quarter ended March 31, 2021 compared to $0.22 million for the quarter ended March 31, 2020. The period over period increase in net costs is primarily due to a decrease in income from investments.

Consolidated Income Tax Expense

Provision for income tax expense for the quarter ended March 31, 2021 was $1.30 million compared to $0.53 million for the quarter ended March 31, 2020 for an effective rate of 21.7% and 19.7%, respectively. The effective tax rate is lower than the federal plus state statutory rates and increased period over period due to impact of the noncontrolling interests’ share of net income not subject to income tax at the consolidated group level. Excluding the noncontrolling interests’ share of net income, the effective rate is 24.9% and 23.8%, respectively. This increase period over period is due to increased state income tax exposure resulting from a change in the number and mix of states in which subsidiaries are subject to state income taxes due to various factors such as changes in multistate activities by members of the consolidated group and its impact on state taxation rules and regulations applicable to us.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three Months Ended March 31,
	2021	2020
Cash flows provided (used) by:
Operating activities	$5,324,004	$1,668,728
Investing activities	1,654,007	(7,609,719)
Financing activities	(191,375)	137,476
Net increase (decrease) in cash and cash equivalents	6,786,636	(5,803,515)
Cash and cash equivalents, beginning of period	32,504,803	27,160,991
Cash and cash equivalents, end of period	$39,291,439	$21,357,476

As of March 31, 2021, we had cash and cash equivalents of $39.29 million compared to cash and cash equivalents of $21.36 million on March 31, 2020, the increase coming from cash flows provided by operating activities and from a conversion of investments to cash and cash equivalents of $8.1 million. We believe that our available cash, combined with expected cash flows from operations and our investments, will be sufficient to fund our liquidity and capital expenditure requirements through March 2022. Our expected short-term uses of available cash include the funding of operating activities, the payment of dividends and distributions to the noncontrolling interests.

In addition to cash and cash equivalents, at March 31, 2021, we had $15.41 million invested in certificates of deposit (limited to $250,000 per financial institution per entity) and U.S. Treasuries. This is a decrease of $1.93 million from our investment holdings at December 31, 2020, with the decrease simply being a shuffling of investment holdings which consist of short-term certificates of deposit and U.S. Treasuries and U.S. Treasury vehicles included in cash and cash equivalents.

As of March 31, 2021, we had $3.51 million in outstanding debt and capital lease obligations compared to $3.11 million at December 31, 2020.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2021.

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

As of March 31, 2021, our Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal period covered by this report that materially affected, or were reasonably likely to materially affect, such controls.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Supply Chain - Fluctuations in the availability and price of inputs could have an adverse effect on our ability to manufacture and sell our products profitably and could adversely affect our margins and revenue.

Our manufacturing operations depend upon the adequate supply of steel, engines and other components and raw materials. Our direct to consumer operations depend upon an adequate supply of, among other things, seeds and live plants. Our inability to procure any of these production materials, components or finished goods, delays in receiving them or not being able to procure them at competitive prices, particularly during applicable peak seasons, could adversely impact our ability to produce our products and to sell our products on a cost effective basis which, in turn, could adversely affect our revenue and profitability.

Our results of operations may be negatively impacted by product liability lawsuits.

We are subject to potential product liability risks that relate to the design, manufacture, sale and use of our products. To date, we have not incurred material costs related to these product liability claims. While we believe our current general liability and product liability insurance is adequate to protect us from future product liability claims, there can be no assurance that our coverage will be adequate to cover all claims that may arise. Additionally, we may not be able to maintain insurance coverage in the future at an acceptable cost. Significant losses not covered by insurance or for which third-party indemnification is not available could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, it may be necessary for us to recall products that do not meet approved specifications, which could result in adverse publicity as well as costs connected to the recall and loss of revenue.

We could be subject to disparate state regulations governing the collection of state taxes and other matters.

Our manufacturing and direct to consumer businesses are subject to a variety of laws and regulations applicable to companies conducting business on the Internet. Jurisdictions vary as to how, or whether, existing laws governing areas such as personal privacy and data security, consumer protection or sales and other taxes, among other areas, apply to the Internet and e-commerce, and these laws are continually evolving. For example, certain applicable privacy laws and regulations require us to provide customers with our policies on sharing information with third parties, and advance notice of any changes to these policies. Related laws may govern the manner in which we store or transfer sensitive information or impose obligations on us in the event of a security breach or inadvertent disclosure of such information. Additionally, tax regulations in jurisdictions where we do not currently collect state or local taxes may subject us to the obligation to collect and remit such taxes, or to additional taxes, or to requirements intended to assist jurisdictions with their tax collection efforts. New legislation or regulation, the application of laws from jurisdictions whose laws do not currently apply to our businesses, or the application of existing laws and regulations to the Internet and e-commerce generally could result in significant additional taxes on our businesses. Further, we could be subject to fines or other payments for any past failures to comply with these requirements. The continued growth and demand for e-commerce is likely to result in more laws and regulations that impose additional compliance burdens on e-commerce companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information about purchases of Western Capital Resources, Inc. common stock by us during the three months ended March 31, 2021.

Share Repurchases
Period Beginning	Period Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Board Approved Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
January 1, 2021	January 31, 2021	—	$—	—	$1,171,800
February 1, 2021	February 28, 2021	—	$—	—	$1,171,800
March 1, 2021	March 31, 2021	—	$—	—	$1,171,800
		—		—

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

Dated: May 14, 2021	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Angel Donchev
Angel Donchev
Chief Financial Officer