Form 10-Q
period 2021-06-30
WESTERN CAPITAL RESOURCES, INC.
filed 2021-08-13
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

Yes ☐ No ☑

As of August 13, 2021, the registrant had outstanding 9,249,900 shares of common stock, $0.0001 par value per share.

Western Capital Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2021	December 31, 2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,930,190	$32,504,803
Short-term investments	35,577,055	17,088,073
Loans receivable (net of allowance for credit losses of $228,000 and $315,000, respectively)	1,812,160	1,941,180
Accounts receivable (net of allowance for credit losses of $21,000 and $33,000, respectively)	1,320,090	1,538,377
Inventories (less reserve of $1,487,000 and $1,321,000, respectively)	13,285,395	11,739,228
Prepaid income taxes	93,287	246,560
Prepaid expenses and other	2,996,918	3,096,058
TOTAL CURRENT ASSETS	75,015,095	68,154,279

Investments	—	250,000
Property and equipment, net	8,150,057	8,509,971
Operating lease right-of-use assets	17,449,943	15,751,687
Intangible assets, net	3,265,015	3,585,919
Deferred income taxes	376,000	254,000
Other loans receivable	368,692	368,071
Other	523,088	471,991
Goodwill	5,796,528	5,796,528

TOTAL ASSETS	$110,944,418	$103,142,446

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$7,812,054	$8,492,721
Accrued payroll	2,615,658	3,439,535
Current portion operating lease liabilities	5,751,495	5,111,429
Other current liabilities	1,240,286	1,403,249
Current portion long-term debt	827,916	—
Contract and other liabilities	819,414	774,625
TOTAL CURRENT LIABILITIES	19,066,823	19,221,559

LONG-TERM LIABILITIES
Notes payable, net of current portion	2,000,000	3,110,148
Operating lease liabilities, net of current portion	12,149,324	11,222,095
TOTAL LONG-TERM LIABILITIES	14,149,324	14,332,243

TOTAL LIABILITIES	33,216,147	33,553,802

COMMITMENTS AND CONTINGENCIES (Note 11)	—	—

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 12,500,000 shares authorized, 9,249,900 issued and outstanding as of June 30, 2021 and December 31, 2020 (as restated)	925	925
Additional paid-in capital	29,562,271	29,562,271
Retained earnings	46,312,508	38,470,323
TOTAL WESTERN SHAREHOLDERS’ EQUITY	75,875,704	68,033,519
Noncontrolling interests	1,852,567	1,555,125

TOTAL EQUITY	77,728,271	69,588,644

TOTAL LIABILITIES AND EQUITY	$110,944,418	$103,142,446

See notes to condensed consolidated financial statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
REVENUES
Sales and associated fees	$37,451,547	$39,533,865	$75,105,216	$68,392,096
Financing fees and interest	880,126	1,172,099	1,882,596	3,216,796
Other revenues	5,577,040	5,080,224	11,106,985	9,824,822
Total Revenues	43,908,713	45,786,188	88,094,797	81,433,714

COST OF REVENUES
Cost of sales	21,307,358	21,492,828	42,712,712	37,023,113
Provisions for loans receivable credit losses	(93,260)	(212,031)	(179,696)	79,397
Total Cost of Revenues	21,214,098	21,280,797	42,533,016	37,102,510

GROSS PROFIT	22,694,615	24,505,391	45,561,781	44,331,204

OPERATING EXPENSES
Salaries, wages and benefits	8,766,016	8,174,938	17,703,002	17,294,110
Occupancy	2,515,603	2,784,103	5,027,315	5,632,171
Advertising, marketing and development	1,993,997	2,131,362	4,436,188	4,067,787
Depreciation	390,722	492,910	788,670	994,300
Amortization	158,578	189,088	318,403	374,063
Other	2,336,799	3,592,487	4,789,268	6,153,410
Total Operating Expenses	16,161,715	17,364,888	33,062,846	34,515,841

OPERATING INCOME	6,532,900	7,140,503	12,498,935	9,815,363

OTHER INCOME (EXPENSES):
Dividend and interest income	10,848	71,720	41,502	210,447
Interest expense	(14,658)	(94,371)	(32,714)	(198,033)
Total Other Income (Expenses)	(3,810)	(22,651)	8,788	12,414

INCOME BEFORE INCOME TAXES	6,529,090	7,117,852	12,507,723	9,827,777

PROVISION FOR INCOME TAX EXPENSE	1,419,250	1,613,000	2,718,600	2,147,110

NET INCOME	5,109,840	5,504,852	9,789,123	7,680,667

LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(714,871)	(453,904)	(1,484,442)	(916,472)

NET INCOME ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$4,394,969	$5,050,948	$8,304,681	$6,764,195

EARNINGS PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
Basic	$0.48	$0.53	$0.90	$0.70
Diluted	$0.47	$0.53	$0.90	$0.70

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,249,900	9,620,669	9,249,900	9,647,224
Diluted	9,256,604	9,620,669	9,257,378	9,647,224

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Western Capital Resources, Inc. Shareholders’
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total
BALANCE – December 31, 2020	9,249,900	$925	$29,562,271	$38,470,323	$1,555,125	$69,588,644
Net income	—	—	—	3,909,712	769,571	4,679,283
Distributions to noncontrolling interests	—	—	—	—	(372,000)	(372,000)
Dividends paid	—	—	—	(231,248)	—	(231,248)
BALANCE – March 31, 2021	9,249,900	925	29,562,271	42,148,787	1,952,696	73,664,679
Net income	—	—	—	4,394,969	714,871	5,109,840
Distributions to noncontrolling interests	—	—	—	—	(815,000)	(815,000)
Dividends paid	—	—	—	(231,248)	—	(231,248)
BALANCE – June 30, 2021	9,249,900	$925	$29,562,271	$46,312,508	$1,852,567	$77,728,271

	Western Capital Resources, Inc. Shareholders’
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total
BALANCE – December 31, 2019 (as restated)	9,673,778	$968	$29,562,271	$33,706,035	$2,574,834	$65,844,108
Net income	—	—	—	1,713,247	462,568	2,175,815
Plus pre-acquisition net loss of acquiree	—	—	—	191,088	—	191,088
Distributions to noncontrolling interests	—	—	—	—	(45,000)	(45,000)
Dividends paid	—	—	—	(463,289)	—	(463,289)
BALANCE – March 31, 2020	9,673,778	968	29,562,271	35,147,081	2,992,402	67,702,722
Net income	—	—	—	5,050,948	453,904	5,504,852
Less pre-acquisition net income of acquiree	—	—	—	(437,215)	—	(437,215)
Distributions to noncontrolling interests	—	—	—	—	(1,079,602)	(1,079,602)
Stock redemption	(130,889)	(14)	—	(547,169)	—	(547,183)
Dividends paid	—	—	—	(230,865)	—	(230,865)
BALANCE – June 30, 2020	9,542,889	$954	$29,562,271	$38,982,780	$2,366,704	$70,912,709

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
OPERATING ACTIVITIES
Net income	$9,789,123	$7,680,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	815,617	1,027,494
Amortization	318,403	374,063
Amortization of operating lease right-of-use assets	2,742,076	3,145,060
Deferred income taxes	(122,000)	(154,000)
Loss on disposal of assets	10,556	435,175
Accrued interest from investing activities	(4,669)	(30,293)
Changes in operating assets and liabilities:
Loans receivable	129,020	1,761,290
Accounts receivable	218,287	(1,318,833)
Inventory	(1,546,167)	1,560,953
Prepaid expenses and other assets	251,948	437,175
Operating lease liabilities	(3,187,596)	(3,561,231)
Accounts payable and accrued expenses	(1,144,341)	2,484,047
Contract and other liabilities	(173,820)	(92,353)
Net cash and cash equivalents provided by operating activities	8,096,437	13,749,214

INVESTING ACTIVITIES
Purchases of investments	(30,294,110)	(33,981,808)
Proceeds from investments	12,000,000	22,308,707
Purchases of property and equipment	(466,258)	(312,284)
Acquisition of stores, net of cash acquired	—	(510,876)
Advances on loans receivable	—	(3,184)
Proceeds from the disposal of operating assets	2,500	388,089
Net cash and cash equivalents used in investing activities	(18,757,868)	(12,111,356)

FINANCING ACTIVITIES
Advances on notes payable – long-term	1,258,475	662,959
Payments on notes payable – long-term	(1,527,161)	(1,561,738)
Payments on finance leases	—	(1,161)
Distributions to noncontrolling interests	(1,182,000)	(1,124,602)
Common stock redemptions	—	(547,183)
Payments of dividends	(462,496)	(694,154)
Net cash and cash equivalents used in financing activities	(1,913,182)	(3,265,879)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,574,613)	(1,628,021)

CASH AND CASH EQUIVALENTS
Beginning of period	32,504,803	27,160,991
End of period	$19,930,190	$25,532,970

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$2,691,226	$196,900
Interest paid	$166,590	$77,179
Noncash investing and financing activities:
Right-of-use assets obtained and operating lease obligations incurred	$4,505,339	$1,426,817
Right-of-use asset disposals	$—	$1,145,732
Right-of-use liability disposals	$—	$706,030
Noncurrent liability converted to long-term debt – related party	$2,500,000	$—
Number of shares issued in transaction with entities under common control	408,000	—

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Nature of Business –

Western Capital Resources, Inc. (“WCR”) is a parent company owning operating subsidiaries, with percentage owned shown parenthetically, as summarized below.

Cellular Retail

PQH Wireless, Inc. (“PQH”) (100%) – operates 205 cellular retail stores as of June 30, 2021 (104 100% owned plus 101 held through its controlled but less than 100% owned subsidiaries), exclusively as an authorized retailer of the Cricket brand.

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

Manufacturing

Swisher Acquisition, Inc. (“SAI”) (100%) - a manufacturer of lawn and garden power equipment and emergency safety shelters under the Swisher brand name, and a provider of turn-key manufacturing services to third parties.

Consumer Finance

Wyoming Financial Lenders, Inc. (“WFL”) (100%) – owns and operates “payday” stores (19 as of June 30, 2021) in four states (Iowa, Kansas, North Dakota and Wyoming) providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

Express Pawn, Inc. (“EPI”) (100%) – owns and operates retail pawn stores (three as of June 30, 2021) in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of merchandise obtained from forfeited pawn loans or purchased from customers.

References in these financial statement notes to “Company,” “we” or “us” refer to Western Capital Resources, Inc. and its subsidiaries. References to specific companies within our enterprise, such as” “PQH,” “JPPA,” “JPRE,” “SAI,” “WFL,” or “EPI” are references only to those companies.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Management has analyzed the impact of the Coronavirus pandemic (“COVID-19”) on its financial statements as of June 30, 2021 and has determined that the changes to its significant judgements and estimates did not have a material impact with respect to goodwill, intangible assets or long-lived assets.

For further information, refer to the Consolidated Financial Statements and notes thereto included in our Form 10-K for the year ended December 31, 2020.

Basis of Consolidation

The consolidated financial statements include the accounts of WCR, its wholly-owned subsidiaries and other entities in which the Company owns a controlling financial interest. For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of ASC 810, “Consolidation” applicable to reporting the equity and net income or loss attributable to noncontrolling interests. Intercompany balances and transactions of the Company have been eliminated in consolidation.

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

Earnings Per Common Share

The Company computes basic earnings per common share (“EPS”) in accordance with ASC 260, “Earnings Per Share,” which is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period, as calculated using the treasury stock method. In computing diluted EPS, the weighted average market price for the period is used in determining the number of common shares assumed to be purchased from the exercise of stock options. As of June 30, 2020, 65,000 of potential common shares equivalents from stock options were excluded from the diluted EPS calculations as their effect is anti-dilutive.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions to the existing guidance for income taxes related to the approach for intra-period tax allocations, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU also simplifies the accounting for income taxes by clarifying and amending existing guidance related to the effects of enacted changes in tax laws or rates in the effective tax rate computation, the recognition of franchise tax and the evaluation of a step-up in the tax basis of goodwill, among other clarifications. ASU 2019-12 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2021, the adoption of which did not have a material impact on its consolidated financial statements.

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

Our manufacturing operations depend upon the adequate supply of steel, engines and other components of raw materials. Our direct-to-consumer operations depend upon an adequate supply of, among other things, seeds and live plants. Our inability to procure any of these production materials, components or finished goods, delays in receiving them or not being able to procure them at competitive prices, particularly during applicable peak seasons, could adversely impact our ability to produce our products and to sell our products on a cost effective basis which, in turn, could adversely affect our revenue and profitability.

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

However, in January 2018, the CFPB issued a statement that it intended to “reconsider” the regulation. In July 2020, the CFPB issued a final rule applicable to the 2017 rule. The final rule rescinded the mandatory underwriting provisions of the 2017 rule but did not rescind or alter the payments provisions of the 2017 rule. The CFPB will seek to have these rules go into effect with a reasonable period for entities to come into compliance. The implementation of the final rule is likely to result in a reduction of in-house bad debt collections, higher collection costs and thus a negative impact and further contraction of our Consumer Finance segment.

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

The following table shows the Company’s cash and cash equivalents, held-to-maturity investments, and other investments by significant investment category, recorded as cash and cash equivalents or short- and long-term investments:

	June 30, 2021	December 31, 2020
Cash and cash equivalents
Operating accounts	$15,672,782	$16,539,720
Money Market – U.S. Treasury obligations	4,257,408	2,565,296
U.S. Treasury obligations	—	13,399,787
Subtotal	19,930,190	32,504,803

Investments
Certificates of deposit (9 – 18 month maturities, FDIC insured)	5,535,162	17,338,073
U.S. Treasury obligations (less than one year maturities)	30,041,893	—
Subtotal	35,577,055	17,338,073

TOTAL	$55,507,245	$49,842,876

Investments consisted of the following:

June 30, 2021
	Level 1	Level 2	Level 3	Amortized Cost	Unrealized Loss	Estimated Fair Value

Certificates of deposit	$—	$5,535,162	$—	$5,535,162	$(316)	$5,534,846
U.S. Treasury obligations	30,041,893	—	—	30,041,893	(3,892)	30,038,001
	$30,041,893	$5,535,162	$—	$35,577,055	$(4,208)	$35,572,847

December 31, 2020
	Level 1	Level 2	Level 3	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Certificates of deposit	$—	$17,338,073	$—	$17,338,073	$(23,814)	$17,314,259
U.S. Treasury obligations	—	—	—	—	—	—
	$—	$17,338,073	$—	$17,338,073	$(23,814)	$17,314,259

Interest income recognized on held-to-maturity investments and other sources was as follows:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

Held-to-maturity	$4,382	$3,796	$4,474	$66,770
Other	6,466	67,924	37,028	143,677
	$10,848	$71,720	$41,502	$210,447

The Company has demand deposits at financial institutions, often times in excess of the limit for insurance by the Federal Deposit Insurance Corporation. As of June 30, 2021, the Company had demand deposits in excess of insurance amounts of approximately $8.97 million.

The Company has deposited in aggregate $2.79 million of cash across seven different accounts at financial institutions as an accommodation to its majority stockholder, which has other business relationships with the financial institution. The funds in these accounts can be withdrawn at any time, do not serve as collateral in any way, and are held on market terms.

5.	Loans Receivable –

The Consumer Finance segment’s outstanding loans receivable aging is as follows:

June 30, 2021
	Payday	Pawn	Total
Current	$1,462,196	$269,869	$1,732,065
1-30	111,045	—	111,045
31-60	46,483	—	46,483
61-90	39,109	—	39,109
91-120	43,298	—	43,298
121-150	29,468	—	29,468
151-180	38,692	—	38,692
	1,770,291	269,869	2,040,160
Less allowance for credit losses	(228,000)	—	(228,000)
	$1,542,291	$269,869	$1,812,160

December 31, 2020
	Payday	Installment	Pawn	Total
Current	$1,558,292	$11,718	$272,669	$1,842,679
1-30	117,747	3,547	—	121,294
31-60	94,135	1,434	—	95,569
61-90	59,263	370	—	59,633
91-120	46,777	—	—	46,777
121-150	38,422	—	—	38,422
151-180	51,806	—	—	51,806
	1,966,442	17,069	272,669	2,256,180
Less allowance for credit losses	(315,000)	—	—	(315,000)
	$1,651,442	$17,069	$272,669	$1,941,180

6.	Accounts Receivable –

A breakdown of accounts receivables by segment is as follows:

June 30, 2021
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Total
Accounts receivable	$251,822	$151,754	$918,529	$18,988	$1,341,090
Less allowance for credit losses	—	(6,000)	(15,000)	—	(21,000)
Net accounts receivable	$251,822	$145,754	$903,526	$18,988	$1,320,090

December 31, 2020
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Total
Accounts receivable	$325,041	$271,742	$920,712	$53,882	$1,571,377
Less allowance for credit losses	—	(18,000)	(15,000)	—	(33,000)
Net accounts receivable	$325,041	$253,742	$905,712	$53,882	$1,538,377

A portion of accounts receivable are unsettled credit card sales from the prior one to five business days. Included in Accounts Receivable is $547,751 and $492,213 of merchant accounts receivable as of June 30, 2021 and December 31, 2020, respectively.

7.	Inventory –

A breakdown of inventory is as follows:

June 30, 2021
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Reserve	Total

Raw materials	$—	$—	$1,813,117	$—	$(329,000)	$1,484,117
WIP	—	—	459,780	—	—	459,780
Finished goods	5,497,580	4,238,736	1,975,377	787,805	(1,158,000)	11,341,498
Total	$5,497,580	$4,238,736	$4,248,274	$787,805	$(1,487,000)	$13,285,395

December 31, 2020
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Reserve	Total

Raw materials	$—	$—	$1,620,157	$—	$(311,000)	$1,309,157
WIP	—	—	260,421	—	—	260,421
Finished goods	5,405,993	3,433,460	1,603,282	736,915	(1,010,000)	10,169,650
Total	$5,405,993	$3,433,460	$3,483,860	$736,915	$(1,321,000)	$11,739,228

Inventory write-downs have been reflected in adjustments to cost of goods sold in the Statements of Income. Management believes that these reductions properly reflect inventory values, and no additional losses will be incurred upon disposition.

8.	Advertising, Marketing and Development –

Prepaid direct-response advertising costs as of June 30, 2021 and December 31, 2020 were $0 and $0.48 million, respectively. Included in Advertising, Marketing and Development for the three and six month periods ended June 30, 2021 and 2020 were advertising expenses of $1.48 million and $1.77 million and $3.44 million and $3.43 million, respectively.

9.	Leases –

Total components of operating lease expense (in thousands) are as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating lease expense	$1,681	$3,215
Variable lease expense	409	940
Total lease expense	$2,090	$4,155

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Operating lease expense	$1,775	$3,581
Variable lease expense	566	1,083
Total lease expense	$2,341	$4,664

Other information related to operating leases was as follows:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term, in years	6.03	6.49

Weighted average discount rate	4.5%	4.8%

Future minimum lease payments under operating leases as of June 30, 2021 (in thousands) are as follows:

Remainder of 2021	$3,345
2022	5,633
2023	3,767
2024	2,089
2025	1,032
Thereafter	4,371
Total future minimum lease payments	20,237
Less: imputed interest	(2,336)
Total	$17,901

Current portion operating lease liabilities	$5,752
Non-current operating lease liabilities	12,149
Total	$17,901

10.	Notes Payable – Long Term –

A breakdown of notes payable – long term is as follows:

	June 30, 2021	December 31, 2020
Bank revolving loan	$577,916	$—
Subordinated loans – related parties	—	596,602
Note payable – related party	2,250,000	2,513,546
Total	2,827,916	3,110,148
Less current maturities	(827,916)	—
	$2,000,000	$3,110,148

Future minimum long-term principal payments are as follows:

Year 1	$827,916
Year 2	250,000
Year 3	250,000
Year 4	250,000
Year 5	250,000
Thereafter	1,000,000
Total future minimum lease payments	$2,827,916

On October 22, 2010 SAI obtained a senior credit facility (“Revolving Loan”) with a bank. The Revolving Loan, as previously amended, had a credit limit of up to $4,500,000 based on percentages of eligible inventory, an interest rate of LIBOR plus 4.5%(4.625% at June 30, 2021), and a maturity date of October 21, 2021, and contained certain restrictive financial covenants. SAI entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with its senior lender on April 8, 2021. The Credit Agreement modified the revolving line of credit limit to $2.5 million based on an inventory and receivables availability, and subjects SAI to various covenants, including a minimum Fixed Charge Coverage ratio and maximum Senior Funded Debt to EBITDA ratio. The Commercial Promissory Note associated with the Credit Agreement has a maturity date of April 30, 2022. The Revolving Loan, as amended, continues to be secured by substantially all assets of SAI.

On August 6, 2010 SAI executed secured subordinated promissory notes (“Subordinated Loans”) to borrow $1,350,000 from parties that were majority shareholders of SAI until the Merger Transaction on January 8, 2021. The notes, as amended, included interest at 16% and a maturity date of December 31, 2023. Pursuant to the Merger Transaction, $596,602 of principal and $123,572 of accrued interest was paid at or around the closing of the Merger Transaction and the remaining principal balance of $922,178 was repaid with WCR stock issued in the Merger Transaction. The $922,178 repayment is presented herein retrospectively to furnish comparative information.

SAI was party to a Management and Advisory Agreement dated August 6, 2010, as amended April 1, 2012, with Blackstreet Capital Management, LLC (“Blackstreet”) under which Blackstreet provides certain financial, managerial, strategic and operating advice and assistance. The agreement required SAI to pay Blackstreet a fee in an amount equal to the greater of (i) $250,000 (subject to annual increases of five percent) or (ii) five percent of SAI’s “EBITDA” as defined under the agreement. As of December 31, 2020, SAI owed Blackstreet $2,513,546 of accrued fees under the agreement. On January 8, 2021, pursuant to the Merger Transaction, the agreement was terminated, $13,546 of the accrued fees were paid to Blackstreet, and the remaining $2,500,000 was converted into a note payable to Blackstreet. The note is payable in ten consecutive annual lump sum installments of $250,000, without interest thereon, commencing on January 31, 2021, is unsecured and is guaranteed by the Company. The accrued liability converted to a note is presented herein retrospectively to furnish comparative information.

11.	Commitments and Contingencies –

Legal Proceedings

The Company is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. The Company does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

12.	Revenue –

Cellular Retail

Compensation from Cricket Wireless – As a Cricket Wireless authorized retailer, we earn compensation from Cricket Wireless for activating a new customer on the Cricket Wireless network and activating new devices for existing Cricket Wireless customers (“back-end compensation”) and upon an existing Cricket Wireless customer whom we originally activated on the Cricket Wireless GSM network making a continuing service payment (“CSP”). Compensation from Cricket Wireless for the three and six month periods ended June 30, 2021 and 2020 was $8.47 million and $9.31 million and $17.18 million and $17.84 million, respectively. Due to COVID-19 and at the request of Cricket Wireless, the Cellular Retail segment temporarily closed approximately 75 retail locations in March 2020. Included in the compensation from Cricket Wireless for the three and six month periods ended June 30, 2020 were COVID-19 related supplemental commissions of $1.24 million and $1.53 million, respectively.

Cellular Retail revenues are recognized per ASC 606, “Revenue Recognition” and consist of the following:

●	Merchandise – merchandise sales, which exclude sales taxes, reflect the transaction price at point of sale when payment is received or receivable, the customer takes control of the merchandise and, applicable to devices, the device has been activated on the Cricket Wireless network. The sale and activation of a wireless device also correlates to the recording of back-end compensation from Cricket Wireless. Sales returns are not material to our financial statements. Merchandise sales revenue, which included back-end compensation from Cricket Wireless, is recorded in Sales and associated fees in the income statement.

●	Other revenue – services revenue from customer paid fees is recorded at point of sale when payment is received and the customer receives the benefit of the service. CSP compensation from Cricket Wireless is recorded as of the time certain Cricket Wireless customers make a service payment, as reported to us by Cricket Wireless.

Direct to Consumer

Direct to Consumer revenue is recognized per ASC 606 and consists of the following:

●	Merchandise – merchandise sales, which exclude sales taxes, reflect the transaction price when product is shipped to customers, FOB shipping point, reduced by variable consideration. Shipping and handling fees are included in total net sales. Variable consideration is comprised of estimated future returns and merchandise credits which are estimated based primarily on historical rates and sales levels.

Manufacturing

Manufacturing revenue is recognized per ASC 606 and consists of the following:

●	Merchandise – merchandise sales, which exclude sales taxes, reflect the transaction price when product is shipped to customers, FOB shipping point, or at point of sale and are reduced by variable consideration. Shipping and handling fees are not included in total net sales and are an offset to freight-out expense. Variable consideration is comprised of estimated future returns and warranty liability which are estimated based primarily on historical rates and sales levels.

Consumer Finance

Consumer Finance revenue from merchandise sales is recognized per ASC 606 and consists of the following:

●	Merchandise – merchandise sales, which exclude sales taxes, reflects the transaction price at point of sale in our pawn stores when payment in full is received and the customer takes control of the merchandise. Sales returns are not material to our financial statements.

●	Other revenue – services revenue from customer paid fees for ancillary services is recorded at point of sale when payment is received and the customer receives the benefit of the service.

Consumer finance revenue from loan fees and interest is recognized per ASC 825 and consist of the following:

●	Loan fees and interest – loan fees and interest on cash advance loans are recognized on a constant-yield basis ratably over a loan’s term. Installment loan fees and interest are recognized using the interest method, except that installment loan origination fees are recognized as they become non-refundable and installment loan maintenance fees are recognized when earned. The Company recognizes fees on pawn loans on a constant-yield basis ratably over the loans’ terms, less an estimated amount for expected forfeited pawn loans which is based on historical forfeiture rates.

See Note 14, “Segment Information,” for disaggregation of revenue by segment.

13.	Other Operating Expense –

A breakout of other expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Bank fees	$762,621	$863,918	$1,487,266	$1,472,593
Collection costs	78,341	79,406	150,624	157,475
Insurance	164,776	209,713	329,297	415,646
Management and advisory fees	230,068	317,261	454,839	625,222
Professional and consulting fees	321,681	302,448	753,359	707,601
Supplies	159,974	209,352	326,846	431,672
(Gain) loss on disposal	(2,500)	666,759	10,556	657,422
Other	621,838	943,630	1,276,481	1,685,779
	$2,336,799	$3,592,487	$4,789,268	$6,153,410

14.	Segment Information –

Segment information related to the three and six month periods ended June 30, 2021 and 2020 (in thousands) is as follows:

Three Months Ended June 30, 2021 (in thousands)
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Corporate	Total
Revenue from external customers	$25,294	$13,102	$4,202	$431	$—	$43,029
Fees and interest income	$—	$—	$—	$880	$—	$880
Total revenue	$25,294	$13,102	$4,202	$1,311	$—	$43,909
Net income (loss)	$2,319	$2,509	$412	$127	$(257)	$5,110
Expenditures for segmented assets	$119	$84	$—	$10	$—	$213

Three Months Ended June 30, 2020 (in thousands)
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Corporate	Total
Revenue from external customers	$21,488	$16,340	$6,214	$572	$—	$44,614
Fees and interest income	$—	$—	$—	$1,172	$—	$1,172
Total revenue	$21,488	$16,340	$6,214	$1,744	$—	$45,786
Net income (loss)	$1,534	$3,557	$437	$140	$(163)	$5,505
Expenditures for segmented assets	$298	$81	$35	$—	$—	$414

Six Months Ended June 30, 2021 (in thousands)
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Corporate	Total
Revenue from external customers	$50,805	$27,780	$6,724	$903	$—	$86,212
Fees and interest income	$—	$—	$—	$1,883	$—	$1,883
Total revenue	$50,805	$27,780	$6,724	$2,786	$—	$88,095
Net income (loss)	$4,841	$4,779	$394	$288	$(513)	$9,789
Total segment assets	$38,326	$13,576	$10,338	$6,738	$41,966	$110,944
Expenditures for segmented assets	$310	$146	$—	$10	$—	$466

Six Months Ended June 30, 2020 (in thousands)
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Corporate	Total
Revenue from external customers	$41,021	$27,939	$8,264	$993	$—	$78,217
Fees and interest income	$—	$—	$—	$3,217	$—	$3,217
Total revenue	$41,021	$27,939	$8,264	$4,210	$—	$81,434
Net income (loss)	$2,719	$4,732	$246	$365	$(381)	$7,681
Total segment assets	$35,980	$13,247	$11,611	$7,967	$38,876	$107,681
Expenditures for segmented assets	$634	$199	$44	$—	$—	$877

15.	Basic and Diluted Weighted Average Shares Outstanding –

Following is the calculation of basic and diluted weighted average shares outstanding for the three and six month periods ended on June 30, 2021 and 2020:

	Three Months Ended:
	June 30, 2021	June 30, 2020
Weighted average shares outstanding - basic	9,249,900	9,212,669
Retroactive adjustment – shares issued January 8, 2021	—	408,000
Adjusted weighted average shares outstanding - basic	9,249,900	9,620,669

Dilutive common shares:
Stock options (treasury method)	6,704	—
Weighted average shares outstanding - diluted	9,256,604	9,620,669

	Six Months Ended:
	June 30, 2021	June 30, 2020
Weighted average shares outstanding - basic	9,249,900	9,239,224
Retroactive adjustment – shares issued January 8, 2021	—	408,000
Adjusted weighted average shares outstanding - basic	9,249,900	9,647,224

Dilutive common shares:
Stock options (treasury method)	7,478	—
Weighted average shares outstanding - diluted	9,257,378	9,647,224

16.	Dividends –

Our Board of Directors declared and paid the following dividends during the first and second quarters of 2021:

Date Declared	Record Date	Dividend Per Share	Payment Date	Dividend Paid
February 15, 2021	February 23, 2021	$0.025	March 5, 2021	$231,248
May 6, 2021	May 21, 2021	$0.025	June 4, 2021	$231,248

17.	Subsequent Events –

Dividend Declared

Our Board of Directors declared the following dividend after June 30, 2021:

Date Declared	Record Date	Dividend Per Share	Payment Date
August 5, 2021	August 24, 2021	$0.025	September 3, 2021

Cellular Retail Asset Acquisition

On August 11, 2021 our Cellular Retail segment entered into an Asset Purchase Agreement with AA Service Group, LLC and its affiliates to purchase 25 Cricket wireless locations located primarily in the Northwestern United States for approximately $5 million. We anticipate the transaction will close in the third quarter of 2021 and will further solidify the Cellular Retail segment’s presence in these territories.

We evaluated all events or transactions that occurred after June 30, 2021 through the date we issued these financial statements. During this period we did not have any other material subsequent events that impacted our financial statements.

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

Specific factors that might cause actual results to differ from our expectations or may affect the value of the common stock, include, but are not limited to:

●	Supply chain disruptions and delays and related lost revenue or increased costs;

●	Potential product liability risks that relate to the design, manufacture, sale and use of our Swisher products;

●	Changes in local, state or federal laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations;

●	Litigation and regulatory actions directed toward the consumer finance industry or us, particularly in certain key states;

●	Our need for additional financing;

●	Changes in our authorization to be a dealer for Cricket Wireless;

●	Changes in authorized Cricket dealer compensation;

●	Lack of advertising support and sales promotions from Cricket Wireless in the markets we operate;

●	Direct and indirect effects of COVID-19 on our employees, customers, our supply chain, the economy and financial markets; and

●	Unpredictability or uncertainty in financing and merger and acquisition markets, which could impair our ability to grow our business through acquisitions.

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

Our Cellular Retail segment is comprised of an authorized Cricket Wireless dealer and involves the retail sale of cellular phones and accessories to consumers through our wholly-owned subsidiary PQH Wireless, Inc. and its controlled but less than 100% owned subsidiaries. Our Direct to Consumer segment consists of a wholly-owned branded online and direct marketing distribution retailer of live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins and Wayside Gardens brand names and home improvement and restoration products operating as Van Dyke’s Restorers as well as a wholesaler under the Park Wholesale brand. Our manufacturing segment consists of a wholly-owned manufacturer of lawn and garden power equipment and emergency safety shelters selling products primarily under the Swisher brand name and provides turn-key manufacturing services to third parties. Our Consumer Finance segment consists of retail financial services conducted through our wholly-owned subsidiaries Wyoming Financial Lenders, Inc. and Express Pawn, Inc. Throughout this report, we collectively refer to WCR and its consolidated subsidiaries as “we,” the “Company,” and “us.”

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

Receivables and Credit Loss Allowance

Consumer Finance -

Included in loans receivable are unpaid principal, interest and fee balances of payday and pawn loans that have not reached their maturity date, and “late” payday loans that have reached maturity within the last 180 days and have remaining outstanding balances. Late payday loans generally are unpaid loans where a customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customer’s account, a closed account, or other reasons. Management estimates the reserve for credit losses which is highly subjective due to many economic variables.

Our loans receivable balances as of June 30, 2021, December 31, 2020 and June 30, 2020 were $2.04 million, $2.26 million and $2.44 million, respectively, while the allowance for credit losses for the corresponding dates was $0.23 million, $0.32, and $0.34 million, respectively. In the first six months of 2021 we experienced negative credit losses on loans receivable, where recoveries exceeded new reserves. Management does not expect this event to continue as contributing positive influences dissipate.

Valuation of Long-lived and Intangible Assets

We assess the possibility of impairment of long-lived assets, other than goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant underperformance relative to expected historical or projected future cash flows, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry events or trends. Management has not identified events or trends indicating that the carrying value may not be recoverable.

However, the Company has many operating lease agreements across our operating segments which are accounted for as operating leases and included in noncurrent assets as operating lease right-of-use (“ROU”) assets. Due to the significant assumptions and judgements required in accounting for leases and impairment of ROU assets, the judgment and estimates made could have a significant effect on the amount of assets and results of operations.

Results of Operations – Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Net income attributable to our common shareholders for the current quarter was $4.39 million, or $0.48 and $0.47 per share basic and diluted, respectively, for the quarter ended June 30, 2021, compared to net income of $5.05 million, or $0.53 per share (basic and diluted) for the quarter ended June 30, 2020.

We expect segment operating results and earnings per share to change throughout 2021 due, at least in part, to the seasonality of the various segments, potential merger and acquisition activity and the unknown impact of COVID-19.

Following is a discussion of operating results by segment.

The following table provides revenues and net income attributable to WCR common shareholders for the quarters ended June 30, 2021 and June 30, 2020 (in thousands).

	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Corporate	Total
Three Months Ended June 30, 2021
Revenue	$25,294	$13,102	$4,202	$1,311	$—	$43,909
% of total revenue	57.6%	29.8%	9.6%	3.0%	—%	100%
Net income (loss)	$2,319	$2,509	$412	$127	$(257)	$5,110
Net income attributable to noncontrolling interests	$715	$—	$—	$—	$—	$715
Net income (loss) attributable to WCR common shareholders	$1,604	$2,509	$412	$127	$(257)	$4,395

Three Months Ended June 30, 2020
Revenue	$21,488	$16,340	$6,214	$1,744	$—	$45,786
% of total revenue	46.9%	35.7%	13.6%	3.8%	—%	100%
Net income (loss)	$1,534	$3,557	$437	$140	$(163)	$5,505
Net income attributable to noncontrolling interests	$454	$—	$—	$—	$—	$454
Net income (loss) attributable to WCR common shareholders	$1,080	$3,557	$437	$140	$(163)	$5,051

Cellular Retail

A summary table of the number of Cricket Wireless retail stores we operated during the three months ended June 30, 2021 and June 30, 2020 follows:

	2021	2020
Beginning	205	221
Acquired/ Launched	—	12
Closed/Divested	—	(28)
Ending	205	205

Period over period, net income attributable to shareholders increased from $1.08 million in the comparable prior year quarter to $1.60 million in the current quarter. Many factors have contributed to this period over period increase, most notably increased sales, in part due to COVID-19 stimulus money in the current year compared to depressed sales in the prior your due to the pandemic and reduced operating costs in the current period due to Cricket Wireless’ 2020 distribution optimization program resulting in fewer and, on average, better performing stores. Pursuant to Cricket’s 2020 distribution optimization program we closed 27 underperforming locations and incurred a loss of $.067 million in the prior year period.

Direct to Consumer

The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual revenue and net income in the months of March through May and December due to the seasonal products it sells. Sales often shift among the first two quarters of any given year due to weather factors. In addition, management believes that in 2021, consumers shifted product purchases to the first quarter due to concerns about product shortages for the growing season, which is one of the reasons for the decline in second quarter sales and net income compared to the prior year. For the current quarter, the Direct to Consumer segment had net income of $2.51 million compared to net income of $3.56 million for the comparable prior year period. Revenues for the quarter ended June 30, 2021 were $13.10 million compared to $16.34 million for the comparable period in 2020. Current quarter sales were down compared to the prior year due to more sales within the spring selling season occurring in the first quarter of 2021.

Manufacturing

Manufacturing segment sales decreased from $6.21 million in the comparable prior period to $4.2 million in the current period. Management attributes this decline to lost sales in the current period due to supply shortages as well as increased pricing of its products due to inflationary pressure on raw material costs. For the quarter ended June 30, 2021, the Manufacturing segment had net income of $0.41 million compared to net income of $0.44 million for the comparable prior year period.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the quarters ended June 30, 2021 and June 30, 2020 follows:

	2021	2020
Beginning	22	39
Acquired/Launched	—	—
Closed/Divested	—	—
Ending	22	39

Our Consumer Finance segment continues to decline as a result of state regulatory changes and negative trends within the industry. Consumer Finance segment revenues decreased $0.43 million, or 24.8%, for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020 primarily due to the closing of all our locations in Nebraska and divesting of locations in Iowa in the fourth quarter of 2020.

Results of Operations – Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Net income attributable to our common shareholders was $8.30 million, or $0.90 per share (basic and diluted), for the six month period ended June 30, 2021, compared to net income of $6.76 million, or $0.70 per share (basic and diluted), for the six month period ended June 30, 2020.

We expect segment operating results and earnings per share to change throughout 2021 due, at least in part, to the seasonality of the Direct to Consumer and Cellular Retail segments, supply chain issues impacting our Manufacturing segment, potential merger and acquisition activity and the unknown impact of COVID-19.

Following is a discussion of operating results by segment.

The following table provides revenues and net income attributable to WCR common shareholders for the six month period ended June 30, 2021 and June 30, 2020 (in thousands).

	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Corporate	Total
Six Months Ended June 30, 2021
Revenue	$50,805	$27,780	$6,724	$2,786	$—	$88,095
% of total revenue	57.7%	31.5%	7.6%	3.2%	—%	100%
Net income (loss)	$4,841	$4,779	$394	$288	$(513)	$9,789
Net income attributable to noncontrolling interests	$1,484	$—	$—	$—	$—	$1,484
Net income (loss) attributable to WCR common shareholders	$3,357	$4,779	$394	$288	$(513)	$8,305

Six Months Ended June 30, 2020
Revenue	$41,021	$27,939	$8,264	$4,210	$—	$81,434
% of total revenue	50.4%	34.3%	10.1%	5.2%	—%	100%
Net income (loss)	$2,719	$4,732	$246	$365	$(381)	$7,681
Net income attributable to noncontrolling interests	$916	$—	$—	$—	$—	$916
Net income (loss) attributable to WCR common shareholders	$1,802	$4,732	$246	$365	$(381)	$6,764

Cellular Retail

A summary table of the number of Cricket Wireless retail stores we operated during the six months ended June 30, 2021 and June 30, 2020 follows:

	2021	2020
Beginning	205	222
Acquired/Launched	2	19
Closed/Divested	(2)	(36)
Ending	205	205

Period over period, net income attributable to shareholders increased from $1.80 million in the six month period ended June 30, 2020 to $3.36 million for the six month period ended June 30, 2021, while sales increased over the comparable period from $41.02 million to $50.81 million. The earlier period was hampered by COVID-19 while the latter benefited from, among other factors, government stimulus programs which tend to benefit our industry. Also contributing to the growth in sales and net income is Crickets Wireless’ 2020 distribution optimization program which has resulted in fewer and, on average, better performing stores combined with our strategic location disposals and additions over the last several years resulting in a better mix of stores.

Direct to Consumer

The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual revenue and net income in the months of March through May and December due to the seasonal products it sells. For the six month period ended June 30, 2021, the Direct to Consumer segment had net income of $4.78 million compared to net income of $4.73 million for the comparable six month period prior year. Revenues for the six month period ended June 30, 2021 were $27.78 million compared to $27.94 million for the comparable period in 2020. Similar to other online retailers, the Direct to Consumer segment has experienced an increase in demand and on-line sales activity due to COVID-19.

Manufacturing

Manufacturing segment sales decreased from $8.26 million in the comparable prior period to $6.72 million in the current period. Management attributes this decline to lost sales primarily in the second quarter of the current period due to supply shortages as well as increased pricing of its products due to inflationary pressure on raw material costs. For the six month period ended June 30, 2021, the Manufacturing segment had net income of $0.39 million compared to net income of $0.25 million for the comparable prior year period.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the six month periods ended June 30, 2021 and June 30, 2020 follows:

	2021	2020
Beginning	22	39
Acquired/ Launched	—	—
Closed	—	—
Ending	22	39

Our Consumer Finance segment revenues decreased $1.42 million, or 33.8% period over period. As noted previously, our Consumer Finance segment continues to decline as a result of state regulatory changes and negative trends within the industry, mostly notably the closing of all our locations in Nebraska due to a 2020 law change. This segment and the industry continue to experience declines in loan activity due to industry regulations and trends as well as COVID-19. In the later part of March 2020, the segment began to experience a larger than normal decline in lending activity due to COVID-19, which has carried over into 2021.

Corporate

Net costs related to our Corporate segment were $0.51 million for the quarter ended June 30, 2021 compared to $0.38 million for the quarter ended June 30, 2020. The period over period increase in net costs is primarily due to a decrease in income from investments.

Consolidated Income Tax Expense

Provision for income tax expense for the six months ended June 30, 2021 was $2.72 million compared to $2.15 million for the six months ended June 30, 2020 for an effective rate of 21.7% and 21.8%, respectively. The effective tax rate is lower than the federal plus state statutory rates due to: (1) noncontrolling interests’ share of net income is not subject to income tax at the consolidated group level; (2) year-over-year changes in the number and mix of states in which our subsidiaries are subject to state income taxes due to various nexus factors such as changes in multi-state activities by members of the consolidated group and its impact on the application of respective state income tax rules and regulations; and (3) changes in state income tax related statutes and regulations. Excluding the noncontrolling interests’ share of net income, the effective tax rate for the comparable periods was 24.7% and 24.1%, respectively. This increase period over period is due to increased state income tax exposure resulting from a change in the number and mix of states in which subsidiaries are subject to state income taxes due to various factors such as changes in multistate activities by members of the consolidated group and its impact on state taxation rules and regulations applicable to us.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six Months Ended June 30,
	2021	2020
Cash flows provided by (used in):
Operating activities	$8,096,437	$13,749,214
Investing activities	(18,757,868)	(12,111,356)
Financing activities	(1,913,182)	(3,265,879)
Net decrease in cash and cash equivalents	(12,574,613)	(1,628,021)
Cash and cash equivalents, beginning of period	32,504,803	27,160,991
Cash and cash equivalents, end of period	$19,930,190	$25,532,970

As of June 30, 2021, we had cash and cash equivalents of $19.93 million compared to cash and cash equivalents of $25.53 million on June 30, 2020. In addition, on June 30, 2021, we also had $35.58 million invested in certificates of deposit (limited to $250,000 per financial institution per entity) and U.S. Treasuries compared to $17.34 million on June 30, 2020. We believe that our available cash, combined with expected cash flows from operations and our investments, will be sufficient to fund our liquidity and capital expenditure requirements through June 2022. Our expected short-term uses of available cash include the payment of dividends to our shareholders, distributions to noncontrolling interests, scheduled debt repayments, funding capital expenditures, and investing in existing segments when the right opportunity presents itself.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2021.

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

We utilize the Committee of Sponsoring Organization’s Internal Control – Integrated Framework, 2013 version, for the design, implementation, and assessment of the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

As of June 30, 2021, our Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2021.

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

Our manufacturing operations depend upon the adequate supply of steel, engines and other components and raw materials. Our direct-to-consumer operations depend upon an adequate supply of, among other things, seeds and live plants. Our inability to procure any of these production materials, components or finished goods, delays in receiving them or not being able to procure them at competitive prices, particularly during applicable peak seasons, could adversely impact our ability to produce our products and to sell our products on a cost effective basis which, in turn, could adversely affect our revenue and profitability.

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

Our manufacturing and direct-to-consumer businesses are subject to a variety of laws and regulations applicable to companies conducting business on the Internet. Jurisdictions vary as to how, or whether, existing laws governing areas such as personal privacy and data security, consumer protection or sales and other taxes, among other areas, apply to the Internet and e-commerce, and these laws are continually evolving. For example, certain applicable privacy laws and regulations require us to provide customers with our policies on sharing information with third parties, and advance notice of any changes to these policies. Related laws may govern the manner in which we store or transfer sensitive information or impose obligations on us in the event of a security breach or inadvertent disclosure of such information. Additionally, tax regulations in jurisdictions where we do not currently collect state or local taxes may subject us to the obligation to collect and remit such taxes, or to additional taxes, or to requirements intended to assist jurisdictions with their tax collection efforts. New legislation or regulation, the application of laws from jurisdictions whose laws do not currently apply to our businesses, or the application of existing laws and regulations to the Internet and e-commerce generally could result in significant additional taxes on our businesses. Further, we could be subject to fines or other payments for any past failures to comply with these requirements. The continued growth and demand for e-commerce is likely to result in more laws and regulations that impose additional compliance burdens on e-commerce companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information about purchases of Western Capital Resources, Inc. common stock by us during the three months ended June 30, 2021.

Share Repurchases
Period Beginning	Period Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Board Approved Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
April 1, 2021	April 30, 2021	—	$—	—	$1,171,800
May 1, 2021	May 31, 2021	—	$—	—	$1,171,800
June 1, 2021	June 30, 2021	—	$—	—	$1,171,800
		—		—

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

Dated: August 13, 2021	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Angel Donchev
Angel Donchev
Chief Financial Officer