Form 10-Q
period 2021-09-30
WESTERN CAPITAL RESOURCES, INC.
filed 2021-11-12
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Yes ☐ No ☑

As of November 12, 2021, the registrant had outstanding 9,108,053 shares of common stock, $0.0001 par value per share.

Western Capital Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

 WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2021	December 31, 2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,015,594	$32,504,803
Short-term investments	36,827,491	17,088,073
Loans receivable (net of allowance for credit losses of $281,000 and $315,000, respectively)	1,977,770	1,941,180
Accounts receivable (net of allowance for credit losses of $24,000 and $33,000, respectively)	1,902,147	1,538,377
Inventories (less reserve of $1,497,000 and $1,321,000, respectively)	16,069,388	11,739,228
Prepaid income taxes	293,037	246,560
Prepaid expenses and other	3,195,979	3,096,058
TOTAL CURRENT ASSETS	73,281,406	68,154,279

Investments	—	250,000
Property and equipment, net	8,553,179	8,509,971
Operating lease right-of-use assets	17,789,840	15,751,687
Intangible assets, net	7,471,329	3,585,919
Deferred income taxes	354,000	254,000
Other loans receivable	267,970	368,071
Other	544,070	471,991
Goodwill	5,796,528	5,796,528

TOTAL ASSETS	$114,058,322	$103,142,446

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$10,152,741	$8,492,721
Accrued payroll	2,987,643	3,439,535
Current portion operating lease liabilities	6,017,746	5,111,429
Other current liabilities	1,689,362	1,403,249
Current portion long-term debt	1,065,067	—
Contract and other liabilities	649,869	774,625
TOTAL CURRENT LIABILITIES	22,562,428	19,221,559

LONG-TERM LIABILITIES
Notes payable, net of current portion	2,000,000	3,110,148
Operating lease liabilities, net of current portion	12,093,067	11,222,095
TOTAL LONG-TERM LIABILITIES	14,093,067	14,332,243

TOTAL LIABILITIES	36,655,495	33,553,802

COMMITMENTS AND CONTINGENCIES (Note 12)		—

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 12,500,000 shares authorized, 9,108,053 and 9,249,900 issued and outstanding as of September 30, 2021 and December 31, 2020 (as restated), respectively	911	925
Additional paid-in capital	29,562,271	29,562,271
Retained earnings	46,080,975	38,470,323
TOTAL WESTERN SHAREHOLDERS’ EQUITY	75,644,157	68,033,519
Noncontrolling interests	1,758,670	1,555,125

TOTAL EQUITY	77,402,827	69,588,644

TOTAL LIABILITIES AND EQUITY	$114,058,322	$103,142,446

See notes to condensed consolidated financial statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
REVENUES
Sales and associated fees	$29,544,072	$28,002,269	$104,649,288	$96,394,365
Financing fees and interest	1,115,322	1,419,231	2,997,918	4,636,027
Other revenues	5,746,738	5,299,225	16,853,723	15,124,047
Total Revenues	36,406,132	34,720,725	124,500,929	116,154,439

COST OF REVENUES
Cost of sales	18,118,213	17,441,206	60,830,925	54,464,319
Provisions for loans receivable credit losses	22,225	30,768	(157,471)	110,165
Total Cost of Revenues	18,140,438	17,471,974	60,673,454	54,574,484

GROSS PROFIT	18,265,694	17,248,751	63,827,475	61,579,955

OPERATING EXPENSES
Salaries, wages and benefits	8,867,133	8,565,862	26,570,135	25,859,972
Occupancy	2,630,211	2,637,085	7,657,526	8,269,256
Advertising, marketing and development	1,553,548	1,053,363	5,989,736	5,121,150
Depreciation	406,150	468,903	1,194,820	1,463,203
Amortization	205,387	167,960	523,790	542,023
Other	2,437,554	2,125,646	7,226,822	8,279,056
Total Operating Expenses	16,099,983	15,018,819	49,162,829	49,534,660

OPERATING INCOME	2,165,711	2,229,932	14,664,646	12,045,295

OTHER INCOME (EXPENSES):
Dividend and interest income	9,352	54,596	50,854	265,043
Interest expense	(15,325)	(83,003)	(48,039)	(281,036)
Total Other Income (Expenses)	(5,973)	(28,407)	2,815	(15,993)

INCOME BEFORE INCOME TAXES	2,159,738	2,201,525	14,667,461	12,029,302

PROVISION FOR INCOME TAX EXPENSE	417,000	463,420	3,135,600	2,610,530

NET INCOME	1,742,738	1,738,105	11,531,861	9,418,772

LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(750,103)	(575,748)	(2,234,545)	(1,492,220)

NET INCOME ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$992,635	$1,162,357	$9,297,316	$7,926,552

EARNINGS PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
Basic	$0.11	$0.12	$1.01	$0.83
Diluted	$0.11	$0.12	$1.01	$0.83

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,210,971	9,482,440	9,236,781	9,591,895
Diluted	9,223,622	9,482,440	9,246,146	9,591,895

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Western Capital Resources, Inc. Shareholders’
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total
BALANCE – December 31, 2020	9,249,900	$925	$29,562,271	$38,470,323	$1,555,125	$69,588,644
Net income	—	—	—	3,909,712	769,571	4,679,283
Distributions to noncontrolling interests	—	—	—	—	(372,000)	(372,000)
Dividends paid	—	—	—	(231,248)	—	(231,248)
BALANCE – March 31, 2021	9,249,900	925	29,562,271	42,148,787	1,952,696	73,664,679
Net income	—	—	—	4,394,969	714,871	5,109,840
Distributions to noncontrolling interests	—	—	—	—	(815,000)	(815,000)
Dividends paid	—	—	—	(231,248)	—	(231,248)
BALANCE – June 30, 2021	9,249,900	925	29,562,271	46,312,508	1,852,567	77,728,271
Net income	—	—	—	992,635	750,103	1,742,738
Distributions to noncontrolling interests	—	—	—	—	(844,000)	(844,000)
Stock redemption	(141,847)	(14)	—	(992,920)	—	(992,934)
Dividends paid	—	—	—	(231,248)	—	(231,248)
BALANCE – September 30, 2021	9,108,053	$911	$29,562,271	$46,080,975	$1,758,670	$77,402,827

	Western Capital Resources, Inc. Shareholders’
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total
BALANCE – December 31, 2019 (as restated)	9,673,778	$968	$29,562,271	$33,706,035	$2,574,834	$65,844,108
Net income	—	—	—	1,713,247	462,568	2,175,815
Plus pre-acquisition net loss of acquiree	—	—	—	191,088	—	191,088
Distributions to noncontrolling interests	—	—	—	—	(45,000)	(45,000)
Dividends paid	—	—	—	(463,289)	—	(463,289)
BALANCE – March 31, 2020	9,673,778	968	29,562,271	35,147,081	2,992,402	67,702,722
Net income	—	—	—	5,050,948	453,904	5,504,852
Less pre-acquisition net income of acquiree	—	—	—	(437,215)	—	(437,215)
Distributions to noncontrolling interests	—	—	—	—	(1,079,602)	(1,079,602)
Stock redemption	(130,889)	(14)	—	(547,169)	—	(547,183)
Dividends paid	—	—	—	(230,865)	—	(230,865)
BALANCE – June 30, 2020	9,542,889	954	29,562,271	38,982,780	2,366,704	70,912,709
Net income	—	—	—	1,162,357	575,748	1,738,105
Less pre-acquisition net loss of acquiree	—	—	—	(161,555)	—	(161,555)
Distributions to noncontrolling interests	—	—	—	—	(878,000)	(878,000)
Stock redemption	(281,073)	(28)	—	(1,686,399)	—	(1,686,427)
Dividends paid	—	—	—	(228,373)	—	(228,373)
BALANCE – September 30, 2020	9,261,816	$926	$29,562,271	$38,068,810	$2,064,452	$69,696,459

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
OPERATING ACTIVITIES
Net income	$11,531,861	$9,418,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,233,704	1,512,119
Amortization	523,790	542,023
Amortization of operating lease right-of-use assets	4,260,487	4,530,904
Deferred income taxes	(100,000)	(18,000)
(Gain) Loss on disposal of assets	(41,176)	435,175
Accrued interest from investing activities	(8,946)	4,070
Changes in operating assets and liabilities:
Loans receivable	(36,590)	1,263,006
Accounts receivable	(363,770)	(1,094,104)
Inventory	(4,170,525)	774,653
Prepaid expenses and other assets	(124,398)	242,269
Operating lease liabilities	(4,906,940)	(5,229,819)
Accounts payable and accrued expenses	1,295,164	(131,305)
Contract and other liabilities	(292,344)	(293,939)
Net cash and cash equivalents provided by operating activities	8,800,317	11,955,824

INVESTING ACTIVITIES
Purchases of investments	(34,040,136)	(37,263,764)
Proceeds from investments	14,500,000	35,417,921
Purchases of property and equipment	(823,669)	(529,044)
Acquisition of stores, net of cash acquired	(4,687,063)	(566,586)
Advances on loans receivable	—	(6,590)
Proceeds from the disposal of operating assets	2,500	391,089
Net cash and cash equivalents used in investing activities	(25,048,368)	(2,556,974)

FINANCING ACTIVITIES
Advances on notes payable – long-term	819,909	662,959
Payments on notes payable – long-term	(851,444)	(2,663,713)
Payments on finance leases	—	(1,161)
Distributions to noncontrolling interests	(1,921,000)	(1,749,337)
Common stock redemptions	(594,879)	(1,619,754)
Payments of dividends	(693,744)	(922,527)
Net cash and cash equivalents used in financing activities	(3,241,158)	(6,293,533)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,489,209)	3,105,317

CASH AND CASH EQUIVALENTS
Beginning of period	32,504,803	27,160,991
End of period	$13,015,594	$30,266,308

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$3,292,226	$2,952,337
Interest paid	$185,256	$102,189
Noncash investing and financing activities:
Right-of-use assets obtained and operating lease obligations incurred	$5,284,679	$2,716,178
Right-of-use asset disposals	$—	$1,145,732
Right-of-use liability disposals	$—	$706,030
Unsettled stock repurchases	$398,055	$613,856
Distribution to noncontrolling interests applied to loans receivable	$105,000	$253,265
Noncurrent liability converted to long-term debt – related party	$2,500,000	$—
Number of shares issued in transaction with entities under common control	408,000	—

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Nature of Business –

Western Capital Resources, Inc. (“WCR”) is a parent company owning operating subsidiaries, with percentage owned shown parenthetically, as summarized below.

Cellular Retail

PQH Wireless, Inc. (“PQH”) (100%) – operates 231 cellular retail stores as of September 30, 2021 (130 100% owned plus 101 held through its controlled but less than 100% owned subsidiaries), exclusively as an authorized retailer of the Cricket brand.

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

Consumer Finance

Wyoming Financial Lenders, Inc. (“WFL”) (100%) – owns and operates “payday” stores (19 as of September 30, 2021) in four states (Iowa, Kansas, North Dakota and Wyoming) providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

Express Pawn, Inc. (“EPI”) (100%) – owns and operates retail pawn stores (three as of September 30, 2021) in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of merchandise obtained from forfeited pawn loans or purchased from customers.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Management has analyzed the impact of the Coronavirus pandemic (“COVID-19”) on its financial statements as of September 30, 2021 and has determined that the changes to its significant judgements and estimates did not have a material impact with respect to goodwill, intangible assets or long-lived assets.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience, estimated expected lifetime credits losses, economic conditions or future economic trends and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. Significant management estimates relate to the loans receivable allowance for credit losses, carrying value and impairment of goodwill, other long-lived assets, right-of-use assets and related liabilities (including the applicable discount rate), inventory valuation and obsolescence, estimated useful lives of intangible assets and property and equipment, gift certificate and merchandise credits liability and deferred taxes and tax uncertainties.

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

Earnings Per Common Share

The Company computes basic earnings per common share (“EPS”) in accordance with ASC 260, “Earnings Per Share,” which is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period, as calculated using the treasury stock method. In computing diluted EPS, the weighted average market price for the period is used in determining the number of common shares assumed to be purchased from the exercise of stock options. As of September 30, 2020, 65,000 of potential common shares equivalents from stock options were excluded from the diluted EPS calculations as their effect is anti-dilutive.

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

The following table shows the Company’s cash and cash equivalents, held-to-maturity investments, and other investments by significant investment category, recorded as cash and cash equivalents or short- and long-term investments:

	September 30, 2021	December 31, 2020
Cash and cash equivalents
Operating accounts	$13,003,994	$16,539,720
Money Market – U.S. Treasury obligations	11,600	2,565,296
U.S. Treasury obligations	—	13,399,787
Subtotal	13,015,594	32,504,803

Investments
Certificates of deposit (9 – 18 month maturities, FDIC insured)	3,034,942	17,338,073
U.S. Treasury obligations (less than one year maturities)	33,792,549	—
Subtotal	36,827,491	17,338,073

TOTAL	$49,843,085	$49,842,876

Investments consisted of the following:

September 30, 2021
	Level 1	Level 2	Level 3	Amortized Cost	Unrealized Loss	Estimated Fair Value

Certificates of deposit	$—	$3,034,942	$—	$3,034,942	$(334)	$3,034,608
U.S. Treasury obligations	33,792,549	—	—	33,792,549	(1,821)	33,790,728
	$33,792,549	$3,034,942	$—	$36,827,491	$(2,155)	$36,825,336

December 31, 2020
	Level 1	Level 2	Level 3	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Certificates of deposit	$—	$17,338,073	$—	$17,338,073	$(23,814)	$17,314,259
U.S. Treasury obligations	—	—	—	—	—	—
	$—	$17,338,073	$—	$17,338,073	$(23,814)	$17,314,259

Interest income recognized on held-to-maturity investments and other sources was as follows:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Held-to-maturity	$1,823	$—	$3,072	$66,770
Other	7,529	54,596	47,782	198,273
	$9,352	$54,596	$50,854	$265,043

The Company has demand deposits at financial institutions, often times in excess of the limit for insurance by the Federal Deposit Insurance Corporation. As of September 30, 2021, the Company had demand deposits in excess of insurance amounts of approximately $7.04 million.

The Company has deposited in aggregate $2.79 million of cash across many different accounts at financial institutions as an accommodation to its majority stockholder, which has other business relationships with the financial institution. The funds in these accounts can be withdrawn at any time, do not serve as collateral in any way, and are held on market terms.

5.       Loans Receivable –

The Consumer Finance segment’s outstanding loans receivable aging is as follows:

September 30, 2021
	Payday	Pawn	Total
Current	$1,579,453	$302,280	$1,881,733
1-30	108,308	—	108,308
31-60	82,588	—	82,588
61-90	59,040	—	59,040
91-120	58,237	—	58,237
121-150	36,116	—	36,116
151-180	32,748	—	32,748
	1,956,490	302,280	2,258,770
Less allowance for credit losses	(281,000)	—	(281,000)
	$1,675,490	$302,280	$1,977,770

December 31, 2020
	Payday	Installment	Pawn	Total
Current	$1,558,292	$11,718	$272,669	$1,842,679
1-30	117,747	3,547	—	121,294
31-60	94,135	1,434	—	95,569
61-90	59,263	370	—	59,633
91-120	46,777	—	—	46,777
121-150	38,422	—	—	38,422
151-180	51,806	—	—	51,806
	1,966,442	17,069	272,669	2,256,180
Less allowance for credit losses	(315,000)	—	—	(315,000)
	$1,651,442	$17,069	$272,669	$1,941,180

6.	Accounts Receivable –

A breakdown of accounts receivables by segment is as follows:

September 30, 2021
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Total
Accounts receivable	$270,279	$483,676	$1,149,533	$22,659	$1,926,147
Less allowance for credit losses	—	(9,000)	(15,000)	—	(24,000)
Net accounts receivable	$270,279	$474,676	$1,134,533	$22,659	$1,902,147

December 31, 2020
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Total
Accounts receivable	$325,041	$271,742	$920,712	$53,882	$1,571,377
Less allowance for credit losses	—	(18,000)	(15,000)	—	(33,000)
Net accounts receivable	$325,041	$253,742	$905,712	$53,882	$1,538,377

A portion of accounts receivable are unsettled credit card sales from the prior one to five business days. Included in Accounts Receivable is $574,633 and $492,213 of merchant accounts receivable as of September 30, 2021 and December 31, 2020, respectively.

7.	Inventory –

A breakdown of inventory is as follows:

September 30, 2021
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Reserve	Total

Raw materials	$—	$—	$2,063,392	$—	$(292,000)	$1,771,392
Work in process	—	—	445,203	—	(36,000)	409,203
Finished goods	6,593,741	5,841,340	1,814,932	807,780	(1,169,000)	13,888,793
Total	$6,593,741	$5,841,340	$4,323,527	$807,780	$(1,497,000)	$16,069,388

December 31, 2020
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Reserve	Total

Raw materials	$—	$—	$1,620,157	$—	$(311,000)	$1,309,157
Work in process	—	—	260,421	—	—	260,421
Finished goods	5,405,993	3,433,460	1,603,282	736,915	(1,010,000)	10,169,650
Total	$5,405,993	$3,433,460	$3,483,860	$736,915	$(1,321,000)	$11,739,228

Inventory write-downs have been reflected in adjustments to cost of goods sold in the Statements of Income. Management believes that these reductions properly reflect inventory values, and no additional losses will be incurred upon disposition.

8.	Advertising, Marketing and Development –

Prepaid direct-response advertising costs as of September 30, 2021 and December 31, 2020 were $0 and $0.48 million, respectively. Included in Advertising, Marketing and Development for the three and nine month periods ended September 30, 2021 and 2020 were advertising expenses of $1.41 million and $0.72 million and $4.58 million and $4.15 million, respectively.

9.	Leases –

Total components of operating lease expense (in thousands) are as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Operating lease expense	$1,746	$4,961
Variable lease expense	433	1,373
Total lease expense	$2,179	$6,334

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating lease expense	$1,676	$5,257
Variable lease expense	486	1,569
Total lease expense	$2,162	$6,826

Other information related to operating leases was as follows:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term, in years	5.76	6.49

Weighted average discount rate	4.1%	4.8%

Future minimum lease payments under operating leases as of September 30, 2021 (in thousands) are as follows:

Remainder of 2021		$1,815
2022		6,202
2023		4,224
2024		2,392
2025		1,230
2026		4,458
Thereafter		38
Total future minimum lease payments		20,359
Less: imputed interest		(2,248)
Total	/	$18,111

Current portion operating lease liabilities	$6,018
Non-current operating lease liabilities	12,093
Total	$18,111

10.       Intangible Assets –

A rollforward of the Company’s intangible assets is as follows:

	December 31, 2020	Acquisitions	Additions	Deletions	September 30, 2021
Customer relationships	$7,727,054	$4,411,700	$—	$(2,500)	$12,136,254
Other	242,655	—	—	—	242,655
Amortizable Intangible assets	7,969,709	4,411,700	—	(2,500)	12,378,909
Less accumulated amortization	(4,383,790)	—	(523,790)	—	(4,907,580)
Net Amortizable Intangible Assets	3,585,919	4,411,700	(523,790)	(2,500)	7,471,329
Non-amortizable trademarks	—	—	—	—	—
Intangible Assets, net	$3,585,919	$4,411,700	$(523,790)	$(2,500)	$7,471,329

	December 31, 2019	Acquisitions	Additions	Deletions	December 31, 2020
Customer relationships	$10,002,031	$234,020	$—	$(2,508,997)	$7,727,054
Other	242,655	—	—	—	242,655
Amortizable Intangible assets	10,244,686	234,020	—	(2,508,997)	7,969,709
Less accumulated amortization	(6,190,133)	—	(702,654)	2,508,997	(4,383,790)
Net Amortizable Intangible Assets	4,054,553	234,020	(702,654)	—	3,585,919
Non-amortizable trademarks	—	—	—	—	—
Intangible Assets, net	$4,054,553	$234,020	$(702,654)	$—	$3,585,919

As of September 30, 2021, estimated future amortization expense for the amortizable intangible assets is as follows:

Remainder of 2021	$321,177
2022	1,224,214
2023	1,138,126
2024	1,046,799
2025	950,588
Thereafter	2,790,425
$7,471,329

11.	Notes Payable – Long Term –

A breakdown of notes payable – long term is as follows:

	September 30, 2021	December 31, 2020
Bank revolving loan	$815,067	$—
Subordinated loans – related parties	—	596,602
Subordinated note payable - related party	2,250,000	2,513,546
Total	3,065,067	3,110,148
Less current maturities	(1,065,067)	—
	$2,000,000	$3,110,148

Future minimum long-term principal payments are as follows:

Year 1	$1,065,067
Year 2	250,000
Year 3	250,000
Year 4	250,000
Year 5	250,000
Thereafter	1,000,000
Total	$3,065,067

On October 22, 2010 SAI obtained a senior credit facility (“Revolving Loan”) with a bank. The Revolving Loan, as previously amended, had a credit limit of up to $4,500,000 based on percentages of eligible inventory, an interest rate of LIBOR plus 4.5% (4.625% at September 30, 2021), and a maturity date of October 21, 2021, and contained certain restrictive financial covenants. SAI entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with its senior lender on April 8, 2021. The Credit Agreement modified the revolving line of credit limit to $2.5 million based on an inventory and receivables availability, and subjects SAI to various covenants, including a minimum Fixed Charge Coverage ratio and maximum Senior Funded Debt to EBITDA ratio. The Commercial Promissory Note associated with the Credit Agreement has a maturity date of April 30, 2022. The Revolving Loan, as amended, continues to be secured by substantially all assets of SAI.

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

SAI was party to a Management and Advisory Agreement dated August 6, 2010, as amended April 1, 2012, with Blackstreet Capital Management, LLC (“Blackstreet”) under which Blackstreet provides certain financial, managerial, strategic and operating advice and assistance. The agreement required SAI to pay Blackstreet a fee in an amount equal to the greater of (i) $250,000 (subject to annual increases of five percent) or (ii) five percent of SAI’s “EBITDA” as defined under the agreement. As of December 31, 2020, SAI owed Blackstreet $2,513,546 of accrued fees under the agreement. On January 8, 2021, pursuant to the Merger Transaction, the agreement was terminated, $13,546 of the accrued fees were paid to Blackstreet, and the remaining $2,500,000 was converted into a subordinated note payable to Blackstreet. The note is payable in ten consecutive annual lump sum installments of $250,000, without interest thereon, commencing on January 31, 2021, is unsecured and is guaranteed by the Company. The accrued liability converted to a note is presented herein retrospectively to furnish comparative information.

12.	Commitments and Contingencies –

Legal Proceedings

The Company is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. The Company does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

13.	Revenue –

Cellular Retail

Compensation from Cricket Wireless – As a Cricket Wireless authorized retailer, we earn compensation from Cricket Wireless for activating a new customer on the Cricket Wireless network and activating new devices for existing Cricket Wireless customers (“back-end compensation”) and upon an existing Cricket Wireless customer whom we originally activated on the Cricket Wireless GSM network making a continuing service payment (“CSP”). Compensation from Cricket Wireless for the three and nine month periods ended September 30, 2021 and 2020 was $9.01 million and $8.05 million and $26.19 million and $25.93 million, respectively. Due to COVID-19 and at the request of Cricket Wireless, the Cellular Retail segment temporarily closed approximately 75 retail locations in March 2020. Included in the compensation from Cricket Wireless for the three and nine month periods ended September 30, 2020 were COVID-19 related supplemental commissions of $1.24 million and $1.53 million, respectively.

Cellular Retail revenues are recognized per ASC 606, “Revenue Recognition” and consist of the following:

●	Merchandise – merchandise sales, which exclude sales taxes, reflect the transaction price at point of sale when payment is received or receivable, the customer takes control of the merchandise and, applicable to devices, the device has been activated on the Cricket Wireless network. The sale and activation of a wireless device also correlates to the recording of back-end compensation from Cricket Wireless. Sales returns are not material to our financial statements. Merchandise sales revenue, which included back-end compensation from Cricket Wireless, is recorded in Sales and associated fees in the income statement.

●	Other revenue – services revenue from customer paid fees is recorded at point of sale when payment is received and the customer receives the benefit of the service. CSP compensation from Cricket Wireless is recorded as of the time certain Cricket Wireless customers make a service payment, as reported to us by Cricket Wireless.

Direct to Consumer

Direct to Consumer revenue is recognized per ASC 606 and consists of the following:

●	Merchandise – merchandise sales, which exclude sales taxes, reflect the transaction price when product is shipped to customers, FOB shipping point, reduced by variable consideration. Shipping and handling fees are included in total net sales. Variable consideration is comprised of estimated future returns and merchandise credits which are estimated based primarily on historical rates and sales levels.

Manufacturing

Manufacturing revenue is recognized per ASC 606 and consists of the following:

●	Merchandise – merchandise sales, which exclude sales taxes, reflect the transaction price when product is shipped to customers, FOB shipping point, or at point of sale and are reduced by variable consideration. Shipping and handling fees are not included in total net sales and are an offset to freight-out expense. Variable consideration is comprised of estimated future returns and warranty liability which are estimated based primarily on historical rates and sales levels.

Consumer Finance

Consumer Finance revenue from merchandise sales is recognized per ASC 606 and consists of the following:

●	Merchandise – merchandise sales, which exclude sales taxes, reflects the transaction price at point of sale in our pawn stores when payment in full is received and the customer takes control of the merchandise. Sales returns are not material to our financial statements.

●	Other revenue – services revenue from customer paid fees for ancillary services is recorded at point of sale when payment is received and the customer receives the benefit of the service.

Consumer finance revenue from loan fees and interest is recognized per ASC 825 and consist of the following:

●	Loan fees and interest – loan fees and interest on cash advance loans are recognized on a constant-yield basis ratably over a loan’s term. Installment loan fees and interest are recognized using the interest method, except that installment loan origination fees are recognized as they become non-refundable and installment loan maintenance fees are recognized when earned. The Company recognizes fees on pawn loans on a constant-yield basis ratably over the loans’ terms, less an estimated amount for expected forfeited pawn loans which is based on historical forfeiture rates.

See Note 16, “Segment Information,” for disaggregation of revenue by segment.

14.	Other Operating Expense –

A breakout of other expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Bank fees	$515,290	$525,486	$2,002,556	$1,998,079
Collection costs	57,881	93,464	208,505	250,939
Insurance	163,510	200,531	492,807	616,177
Management and advisory fees	230,068	320,180	684,907	945,402
Professional and consulting fees	561,955	367,485	1,315,314	1,075,086
Supplies	215,132	200,455	541,978	632,127
(Gain) Loss on disposal	(1,744)	(3,000)	8,812	654,422
Other	695,462	421,045	1,971,943	2,106,824
	$2,437,554	$2,125,646	$7,226,822	$8,279,056

15.	Acquisition –

Cellular Retail Acquisition

On September 9, 2021, the Company’s Cellular Retail segment completed an acquisition of assets accounted for under ASC 805-50, acquiring 25 Cricket Wireless retail stores from another authorized Cricket retailer.

The purchase price calculation (in thousands) was as follows:

2021
Cash	$5,000
Purchase price reconciliation	(262)
$4,738

The assets acquired and liabilities assumed (in thousands) were recorded at their estimated fair values as of the purchase date as follows:

2021
Cash	$5
Inventory	160
Property and equipment	526
Intangible assets	4,412
Operating lease right-of-use assets	1,419
Other assets	93
Other liabilities	(458)
Operating lease liabilities	(1,419)
$4,738

16.	Segment Information –

Segment information related to the three and nine month periods ended September 30, 2021 and 2020 (in thousands) is as follows:

Three Months Ended September 30, 2021 (in thousands)
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Corporate	Total

Revenue from external customers	$25,282	$5,951	$3,638	$420	$—	$35,291
Fees and interest income	$—	$—	$—	$1,115	$—	$1,115
Total revenue	$25,282	$5,951	$3,638	$1,535	$—	$36,406
Net income (loss)	$2,331	$(477)	$69	$205	$(385)	$1,743
Expenditures for segmented assets	$6,869	$107	$8	$—	$—	$6,984

Three Months Ended September 30, 2020 (in thousands)
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Corporate	Total

Revenue from external customers	$22,589	$5,901	$4,433	$379	$—	$33,302
Fees and interest income	$—	$—	$—	$1,419	$—	$1,419
Total revenue	$22,589	$5,901	$4,433	$1,798	$—	$34,721
Net income (loss)	$1,717	$(60)	$161	$112	$(192)	$1,738
Expenditures for segmented assets	$62	$138	$24	$—	$—	$224

Nine Months Ended September 30, 2021 (in thousands)
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Corporate	Total

Revenue from external customers	$76,087	$33,731	$10,363	$1,322	$—	$121,503
Fees and interest income	$—	$—	$—	$2,998	$—	$2,998
Total revenue	$76,087	$33,731	$10,363	$4,320	$—	$124,501
Net income (loss)	$7,172	$4,301	$463	$494	$(898)	$11,532
Total segment assets	$42,343	$15,326	$10,547	$6,701	$39,141	$114,058
Expenditures for segmented assets	$7,178	$253	$9	$10	$—	$7,450

Nine Months Ended September 30, 2020 (in thousands)
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Corporate	Total

Revenue from external customers	$63,609	$33,841	$12,696	$1,372	$—	$111,518
Fees and interest income	$—	$—	$—	$4,636	$—	$4,636
Total revenue	$63,609	$33,841	$12,696	$6,008	$—	$116,154
Net income (loss)	$4,435	$4,672	$408	$478	$(574)	$9,419
Total segment assets	$34,375	$14,155	$11,239	$7,792	$35,439	$103,000
Expenditures for segmented assets	$696	$337	$68	$—	$—	$1,101

17.	Basic and Diluted Weighted Average Shares Outstanding –

Following is the calculation of basic and diluted weighted average shares outstanding for the three and nine month periods ended on September 30, 2021 and 2020:

	Three Months Ended:
	September 30, 2021	September 30, 2020
Weighted average shares outstanding - basic	9,210,971	9,074,440
Retroactive adjustment – shares issued January 8, 2021	—	408,000
Adjusted weighted average shares outstanding - basic	9,210,971	9,482,440

Dilutive common shares:
Stock options (treasury method)	12,651	—
Weighted average shares outstanding - diluted	9,223,622	9,482,440

	Nine Months Ended:
	September 30, 2021	September 30, 2020
Weighted average shares outstanding - basic	9,236,781	9,183,895
Retroactive adjustment – shares issued January 8, 2021	—	408,000
Adjusted weighted average shares outstanding - basic	9,236,781	9,591,895

Dilutive common shares:
Stock options (treasury method)	9,365	—
Weighted average shares outstanding - diluted	9,246,146	9,591,895

18.	Dividends –

Our Board of Directors declared and paid the following dividends during the three quarters of 2021:

Date Declared	Record Date	Dividend Per Share	Payment Date	Dividend Paid
February 15, 2021	February 23, 2021	$0.025	March 5, 2021	$231,248
May 6, 2021	May 21, 2021	$0.025	June 4, 2021	$231,248
August 5, 2021	August 24, 2021	$0.025	September 3, 2021	$231,248

19.	Subsequent Events –

Dividend Declared

Our Board of Directors declared the following dividend after September 30, 2021:

Date Declared	Record Date	Dividend Per Share	Payment Date
November 4, 2021	November 22, 2021	$0.025	December 3, 2021

We evaluated all events or transactions that occurred after September 30, 2021 through the date we issued these financial statements. During this period we did not have any other material subsequent events that impacted our financial statements.

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

Our Cellular Retail segment is comprised of an authorized Cricket Wireless dealer and involves the retail sale of cellular phones and accessories to consumers through our wholly-owned subsidiary PQH Wireless, Inc. and its controlled but less than 100% owned subsidiaries. Our Cellular Retail segment completed a $4.7 million acquisition of 25 Cricket Wireless retail stores on September 9, 2021, which are wholly owned. Our Direct to Consumer segment consists of a wholly-owned branded online and direct marketing distribution retailer of live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins and Wayside Gardens brand names and home improvement and restoration products operating as Van Dyke’s Restorers as well as a wholesaler under the Park Wholesale brand. Our manufacturing segment consists of a wholly-owned manufacturer of lawn and garden power equipment and emergency safety shelters selling products primarily under the Swisher brand name and provides turn-key manufacturing services to third parties. Our Consumer Finance segment consists of retail financial services conducted through our wholly-owned subsidiaries Wyoming Financial Lenders, Inc. and Express Pawn, Inc. Throughout this report, we collectively refer to WCR and its consolidated subsidiaries as “we,” the “Company,” and “us.”

We expect segment operating results and earnings per share to change throughout 2021 and beyond due, at least in part, to the seasonality of the various segments, recently completed and potential merger and acquisition activity, the unknown impact of COVID-19, the effects of inflationary pressures, as well as supply and labor shortages. We expect supply and labor shortages to be further aggravated, possibly significantly, due to the COVID-19 Vaccination and Testing: Emergency Temporary Standard (ETS) issued by the Occupational Safety and Health Administration (OSHA) which was published on November 4, 2021. The rule was effective November 5, 2021 and contains various compliance dates for specific provisions.

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

Consumer Finance –

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

Our loans receivable balances as of September 30, 2021, December 31, 2020 and September 30, 2020 were $2.26 million, $2.26 million and $2.91 million, respectively, while the allowance for credit losses for the corresponding dates was $0.28 million, $0.32, and $0.31 million, respectively. In the first nine months of 2021 we experienced negative credit losses on loans receivable, where recoveries exceeded new reserves in large part due to a reduction in new loans as a result of the closing of all our locations in Nebraska due to a change in law and divesting of locations in Iowa in the fourth quarter of 2020. Management does not expect this event to continue as contributing positive influences dissipate.

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

Results of Operations – Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Net income attributable to our common shareholders for the current quarter was $0.99 million, or $0.11 per share (basic and diluted) for the quarter ended September 30, 2021, compared to $1.16 million, or $0.12 per share (basic and diluted) for the quarter ended September 30, 2020.

Following is a discussion of operating results by segment.

The following table provides revenues and net income attributable to WCR common shareholders for the quarters ended September 30, 2021 and September 30, 2020 (in thousands).

	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Corporate	Total
Three Months Ended September 30, 2021
Revenue	$25,282	$5,951	$3,638	$1,535	$—	$36,406
% of total revenue	69.5%	16.3%	10.0%	4.2%	—%	100%
Net income (loss)	$2,331	$(477)	$69	$205	$(385)	$1,743
Net income attributable to noncontrolling interests	$750	$—	$—	$—	$—	$750
Net income (loss) attributable to WCR common shareholders	$1,581	$(477)	$69	$205	$(385)	$993

Three Months Ended September 30, 2020
Revenue	$22,589	$5,901	$4,433	$1,798	$—	$34,721
% of total revenue	65.0%	17.0%	12.8%	5.2%	—%	100%
Net income (loss)	$1,717	$(60)	$161	$112	$(192)	$1,738
Net income attributable to noncontrolling interests	$576	$—	$—	$—	$—	$576
Net income (loss) attributable to WCR common shareholders	$1,141	$(60)	$161	$112	$(192)	$1,162

Cellular Retail

A summary table of the number of Cricket Wireless retail stores we operated during the three months ended September 30, 2021 and September 30, 2020 follows:

	2021	2020
Beginning	205	205
Acquired/ Launched	29	1
Closed/Divested	(3)	—
Ending	231	206

As previously noted in this report, on September 9, 2021 we completed a $4.7 million acquisition of 25 Cricket Wireless retail stores. All but four of these stores are located in markets that we currently operate in, allowing existing management to efficiently integrate the acquired locations into their portfolios. Three of the outlier stores were added to an expanded existing market, while one, in Juneau, Alaska is our first presence in Alaska.

Period over period, net income attributable to shareholders increased from $1.14 million in the comparable prior year quarter to $1.58 million in the current quarter. Many factors have contributed to this period over period increase. Most notably is the 11.9% increase in sales period over period, with only 1.9% attributable to the recently acquired stores. Inflationary pressures have negatively impacted many expenses, most notably payroll and related payroll expenses which have increased 12.7% year over year.

Direct to Consumer

The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual revenue and net income in the months of March through May and December due to the seasonal products it sells. For the current quarter, the Direct to Consumer segment had a net loss of ($0.48) million compared to net loss of ($0.06) million for the comparable prior year period. While revenues for the quarter ended September 30, 2021 were $5.95 million compared to $5.90 million for the comparable period in 2020, advertising expense, the most significant factor contributing to the period over period increase in segment net loss, was $0.38 million higher in the current period.

Manufacturing

Manufacturing segment sales decreased from $4.43 million in the comparable prior period to $3.64 million in the current period. Management attributes this decline to lost sales in the current period due to supply shortages as well as increased pricing of its products due to inflationary pressure on raw material costs. For the quarter ended September 30, 2021, the Manufacturing segment had net income of $0.07 million compared to net income of $0.16 million for the comparable prior year period.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the quarters ended September 30, 2021 and September 30, 2020 follows:

	2021	2020
Beginning	22	39
Acquired/Launched	—	—
Closed/Divested	—	(1)
Ending	22	38

Our Consumer Finance segment continues to decline as a result of state regulatory changes and negative trends within the industry. Consumer Finance segment revenues decreased $0.26 million, or 14.6%, for the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020 primarily due to the closing of all our locations in Nebraska and divesting of locations in Iowa in the fourth quarter of 2020. Segment net income did increase slightly period over period primarily due to recoveries of bad debt from closed locations.

Results of Operations – Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Net income attributable to our common shareholders was $9.30 million, or $1.01 per share (basic and diluted), for the nine month period ended September 30, 2021, compared to net income of $7.93 million, or $0.83 per share (basic and diluted), for the nine month period ended September 30, 2020.

Following is a discussion of operating results by segment.

The following table provides revenues and net income attributable to WCR common shareholders for the nine month period ended September 30, 2021 and September 30, 2020 (in thousands).

	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Corporate	Total
Nine Months Ended September 30, 2021
Revenue	$76,087	$33,731	$10,363	$4,320	$—	$124,501
% of total revenue	61.1%	27.1%	8.3%	3.5%	—%	100%
Net income (loss)	$7,172	$4,301	$463	$494	$(898)	$11,532
Net income attributable to noncontrolling interests	$2,235	$—	$—	$—	$—	$2,235
Net income (loss) attributable to WCR common shareholders	$4,937	$4,301	$463	$494	$(898)	$9,297

Nine Months Ended September 30, 2020
Revenue	$63,609	$33,841	$12,696	$6,008	$—	$116,154
% of total revenue	54.8%	29.1%	10.9%	5.2%	—%	100%
Net income (loss)	$4,435	$4,672	$408	$478	$(574)	$9,419
Net income attributable to noncontrolling interests	$1,492	$—	$—	$—	$—	$1,492
Net income (loss) attributable to WCR common shareholders	$2,943	$4,672	$408	$478	$(574)	$7,927

Cellular Retail

A summary table of the number of Cricket Wireless retail stores we operated during the nine months ended September 30, 2021 and September 30, 2020 follows:

	2021	2020
Beginning	205	222
Acquired/Launched	31	20
Closed/Divested	(5)	(36)
Ending	231	206

Period over period, net income attributable to shareholders increased from $2.94 million in the nine month period ended September 30, 2020 to $4.94 million for the nine month period ended September 30, 2021, while sales increased over the comparable period from $63.61 million to $76.09 million. The prior year period was hampered by COVID-19 while the latter benefited from, among other factors, government stimulus programs which tend to benefit our industry. Also contributing to the growth in sales and net income is Crickets Wireless’ 2020 distribution optimization program which has resulted in fewer and, on average, better performing stores combined with our strategic location disposals and additions over the last several years resulting in a better mix of stores. The nine month period ended September 30, 2020 also included a loss of $0.67 million related to store closures.

Direct to Consumer

The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual revenue and net income in the months of March through May and December due to the seasonal products it sells. For the nine month period ended September 30, 2021, the Direct to Consumer segment had net income of $4.30 million compared to net income of $4.67 million for the comparable nine month period prior year. Revenues for the nine month period ended September 30, 2021 were $33.73 million compared to $33.84 million for the comparable period in 2020. Similar to other online retailers, the Direct to Consumer segment has experienced an increase in demand and on-line sales activity due to COVID-19.

Manufacturing

Manufacturing segment sales decreased from $12.70 million in the comparable prior period to $10.36 million in the current period. Management attributes this decline to lost sales primarily in the second and third quarters of the current period due to supply shortages as well as increased pricing of its products due to inflationary pressure on raw material costs. For the nine month period ended September 30, 2021, the Manufacturing segment had net income of $0.46 million compared to net income of $0.41 million for the comparable prior year period.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the nine month periods ended September 30, 2021 and September 30, 2020 follows:

	2021	2020
Beginning	22	39
Acquired/ Launched	—	—
Closed	—	(1)
Ending	22	38

Our Consumer Finance segment revenues decreased $1.69 million, or 28.1% period over period. As noted previously, our Consumer Finance segment continues to decline as a result of state regulatory changes and negative trends within the industry, mostly notably the closing of all our locations in Nebraska due to a 2020 law change. This segment and the industry continue to experience declines in loan activity due to industry regulations and trends as well as COVID-19. In the later part of March 2020, the segment began to experience a larger than normal decline in lending activity due to COVID-19, which has carried over into 2021 and is just recently beginning to return back to pre-COVID-19 levels.

Corporate

Net costs related to our Corporate segment were $0.90 million for the nine month period ended September 30, 2021 compared to $0.57 million for the nine month period ended September 30, 2020. The period over period increase in net costs is primarily due to a decrease in income from investments and expensing of failed mergers, acquisitions and financing costs of $0.19 million in the current period.

Consolidated Income Tax Expense

Provision for income tax expense for the nine months ended September 30, 2021 was $3.14 million compared to $2.61 million for the nine months ended September 30, 2020 for an effective rate of 21.4% and 21.7%, respectively. The effective tax rate is lower than the federal plus state statutory rates due to: (1) noncontrolling interests’ share of net income is not subject to income tax at the consolidated group level; (2) year-over-year changes in the number and mix of states in which our subsidiaries are subject to state income taxes due to various nexus factors such as changes in multi-state activities by members of the consolidated group and its impact on the application of respective state income tax rules and regulations; and (3) changes in state income tax related statutes and regulations. Excluding the noncontrolling interests’ share of net income, the effective tax rate for the comparable periods was 25.2% and 24.8%, respectively. This increase period over period is due to increased state income tax exposure resulting from a change in the number and mix of states in which subsidiaries are subject to state income taxes due to various factors such as changes in multistate activities by members of the consolidated group and its impact on state taxation rules and regulations applicable to us.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine Months Ended September 30,
	2021	2020
Cash flows provided by (used in):
Operating activities	$8,800,317	$11,955,824
Investing activities	(25,048,368)	(2,556,974)
Financing activities	(3,241,158)	(6,293,533)
Net decrease in cash and cash equivalents	(19,489,209)	3,105,317
Cash and cash equivalents, beginning of period	32,504,803	27,160,991
Cash and cash equivalents, end of period	$13,015,594	$30,266,308

As of September 30, 2021, we had cash and cash equivalents of $13.02 million compared to cash and cash equivalents of $30.27 million on September 30, 2020. In addition, on September 30, 2021, we also had $36.83 million invested in certificates of deposit (limited to $250,000 per financial institution per entity) and U.S. Treasuries compared to $18.08 million on September 30, 2020, the year over year increase more than offsetting the decrease in cash and cash equivalents over the same period. We believe that our available cash, combined with expected cash flows from operations and our investments, will be sufficient to fund our liquidity and capital expenditure requirements through September 2022. Our expected short-term uses of available cash include the payment of dividends to our shareholders, distributions to noncontrolling interests, scheduled debt repayments, funding capital expenditures, and investing in existing segments when the right opportunity presents itself.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2021.

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

As of September 30, 2021, our Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information about purchases of Western Capital Resources, Inc. common stock by us during the three months ended September 30, 2021.

Share Repurchases

Period Beginning	Period Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Board Approved Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
July 1, 2021	July 31, 2021	—	$—	—	$1,171,800
August 1, 2021	August 31, 2021	35,353	$7.00	35,353	$924,300
September 1, 2021	September 30, 2021	106,494	$7.00	106,494	$178,800
		141,847		141,847

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

Dated: November 12, 2021	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Angel Donchev
Angel Donchev
Chief Financial Officer