Form 10-K
period 2021-12-31
WESTERN CAPITAL RESOURCES, INC.
filed 2022-03-29
CIK 1363958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒     Smaller reporting company ☒      Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2021 was approximately $15,036,100 based on the closing sales price of $6.85 per share as reported on the OTCQB. As of March 29, 2022, there were 9,108,053 shares of our common stock, $0.0001 par value per share, outstanding.

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

Our Cellular Retail segment is comprised of an authorized Cricket Wireless dealer and involves the retail sale of cellular phones and accessories to consumers through our wholly-owned subsidiary PQH Wireless, Inc. and its controlled but less than 100% owned subsidiaries. Our Direct to Consumer segment consists of a wholly-owned branded online and direct marketing distribution retailer of live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins and Wayside Gardens brand names and home improvement and restoration products operating as Van Dyke’s Restorers as well as a wholesaler under the Park Wholesale brand. Our manufacturing segment consists of a wholly-owned manufacturer of lawn and garden power equipment and emergency safety shelters selling products primarily under the Swisher brand name and also providing turn-key manufacturing services to third parties. Our Consumer Finance segment consists of retail financial services conducted through our wholly-owned subsidiaries Wyoming Financial Lenders, Inc. and Express Pawn, Inc. Throughout this report, we collectively refer to WCR and its consolidated subsidiaries as “we,” the “Company,” and “us.”

We expect segment operating results and earnings per share to change throughout 2022 and beyond due, at least in part, to the seasonality of the various segments, recently completed and potential merger and acquisition activity, the unknown impact of COVID-19, the effects of inflationary pressures, as well as supply and labor shortages

RECENT EVENTS

Acquisitions

On March 11, 2022, our Cellular Retail segment entered into a series of definitive agreements to purchase 80% of Gateway Wireless, LLC – an operator of 56 Cricket Wireless locations in Missouri and several other states.

On January 14, 2022, the Company’s Direct to Consumer segment acquired From Seed to Spoon, a garden planning App that makes growing food easier. From Seed to Spoon is yet another tool in Park Seed’s tool shed designed to inspire, teach, and reach customers where they get information today – on their phones. From Seed to Spoon calculates planting dates based on GPS location taking the guesswork out of when to plant seeds. In addition to providing personalized planting dates, the App also includes companion planting guides, recipes, organic pest treatments, and beneficial insect guides. It even enables users to filter plants by health benefit. The App also provides an easy and direct path to purchasing seeds from our Park Seed business.

Our Cellular Retail segment completed a $4.7 million acquisition of 25 Cricket Wireless retail stores on September 9, 2021, which are wholly owned. All but four of these stores are located in markets that we currently operate in, allowing existing management to efficiently integrate the acquired locations into their portfolios. Three of the outlier stores will be added to an expanded existing market, while one will be our first presence in Alaska.

On January 8, 2021, our newly-formed Manufacturing segment completed a merger with Swisher Acquisition, Inc. (“Swisher”), which was an entity under common control of a related party. Pursuant to the merger, the Company issued 408,000 shares of our common stock as consideration for the merger and Swisher became a wholly-owned subsidiary of the Company as the survivor of the merger.

We are actively searching for additional acquisition opportunities. We are industry agnostic and target leaders in niche industries or geographies as well as opportunistic purchases of businesses that we believe we can improve operationally. We have a particular interest in companies facing succession dilemmas, corporate divestitures, and businesses in out-of-favor industries. In addition, we seek to grow our subsidiaries through add-on acquisitions in the e-commerce, cellular retail and manufacturing segments. Our overall strategy continues to focus on building a diversified portfolio of strong cash flow generating businesses. Our financial strength, long-term view and operating expertise allow subsidiary companies to focus on growing and maximizing return on investment. We expect to be patient and move upon what we believe to be the right investment opportunities.

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

A summary table of the number of cellular retail stores we operated during the periods ended December 31, 2021 and 2020 follows:

	2021	2020
Beginning	205	222
Acquired / Launched	34	20
Closed / Divested	(10)	(37)
Ending	229	205

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

No-contract cellular products and services were historically targeted primarily only to market segments that were underserved by traditional communications companies requiring credit approval, a contractual commitment from the subscriber for a period of at least one year, and often included overage charges for minute and data usage in excess of a specified limit. We believe that a large portion of the U.S. cellular market consists of customers who are price-sensitive and prefer not to enter into these fixed-term contracts. However, postpaid carriers are making changes to plans and contract requirements, diminishing the difference between pre- and postpaid plans. We believe that the Cricket Wireless cellular retail product and service offerings we offer appeal strongly to both the underserved markets and the greater U.S. cellular market and believe we are positioned to benefit as a Cricket Wireless dealer.

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

Competition

There is substantial and ever-increasing competition in the wireless phone industry where customers can choose between many other postpaid and no-contract resellers, including AT&T, Verizon, T-Mobile/Metro, Boost Mobile and a larger number of regional providers. We compete for customers based principally on Cricket’s service/device offerings, price, call quality and coverage area.

Competition for the no-contract customers historically was primarily among Metro, Virgin Mobile and Boost Mobile, but now also includes the traditional postpaid carriers that have introduced no-contract products. There is also competition with other no-contract phone service providers such as Straight Talk by Wal-Mart or Wal-Mart’s Family Mobile powered by T-Mobile, an increase of national retailers offering similar or identical products and services that we provide, such as Cricket phones sold at Game Stop, Best Buy, Wal-Mart and others, and an increase in mobile virtual network operator (“MVNO”) offerings.

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

Since fiscal 2020, our Direct to Consumer segment benefitted from the industry-wide changes in consumer purchasing methods and increase in demand for products ordered online, and from increased consumer interest in gardening and seed-related products.

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

● Park Seed, founded in 1868, has over 150 years in the business and one of America’s oldest and largest direct-to-consumer seed retailers. As a leader within the Direct to Consumer seed business, Park Seed sells over 2,500 premium vegetable and flower seed options, as well as various gardening supplies. The wholesale seed business sells seeds, plants and other horticultural products in larger quantities to small-medium sized growers, nurseries and garden centers. Plants and seeds sales are concentrated during the spring months.

● Wayside Gardens, founded approximately 100 years ago, sells unique, hard to find high-end flowers, plants and gardening supplies to the master gardener. The Wayside Gardens customer is extremely selective, very knowledgeable, and seeks high quality plants. Approximately 70% of sales occur in the three months from March to May, during the spring planting season.

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

Market Strategy

As a direct-to-consumer retailer, we focus our marketing spending on internet advertising, mail order catalogs and traditional advertising mediums (i.e., public relations, magazines, social media, etc.). We are focused on niche markets and direct our advertising to repeat and new customers through internet marketing strategies, including through our From Seed to Spoon garden planning App.

Competition

In the retail garden business, within the bare root rose category, we compete against brick and mortar garden centers and nurseries (approximately 10,000 across the United States), as well as other online and mail-order retailers, including David Austin Roses and Regan Nursery. Across other plant categories, we compete against brick and mortar garden centers and big-box retailers, Gardens Alive and their portfolio of brands, as well as other direct-to-consumer competitors. Competitors for our seed and growing accessory category include brick and mortar retailers and other direct-to-consumers retailers like Burpee. Within the seed business, Burpee, in addition to having an online presence, supplies lower-end seed products to mass-market retailers, including Wal-Mart. Our biggest competitive advantages are our recognizable brand names and their affiliated product lines: Jackson & Perkins brand name and unique rose varieties and our Park Seed brand name and its exclusive garden seeds and growing products. In addition, Jackson & Perkins’ successful online platform provides a competitive advantage over brick and mortar garden centers and nurseries with many consumers, particularly since the COVID-19 pandemic started. The most direct competitor for Wayside Gardens is White Flower Farms, which also focuses on high-end, premium plants.

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

MANUFACTURING SEGMENT

General Description

Our Manufacturing segment is a 2021 addition resulting from a merger with Swisher, a manufacturer of lawn and garden power equipment and emergency safety shelters, and provider of turn-key manufacturing services to third parties.

Products and Services

Swisher is a manufacturing of mowers (finish cut, rough cut, walk behind and zero turn), safety shelters, agricultural accessories, timber management equipment and string trimmers and sells product primarily under the Swisher brand name. Product is sold through e-commerce and brick & mortar retailers, factory/consumer direct and at its factory direct and at its factory outlet store in Warrensburg, Missouri.

In addition to manufacturing products, Swisher also provides a host of manufacturing services, including:

●	Powder Coating

●	Fabrication

●	Assembly and Distribution

●	Welding

●	Engineering and Design

●	Contract Manufacturing

Swisher was founded in 1945 by Company entrepreneur Max Swisher who pioneered the zero-turn mower concept and used this new technology to launch a new manufacturing company based in Warrensburg, MO. Swisher remains based in Warrensburg, MO continuing to manufacture top quality, Made in America, outdoor power equipment. The Company recently expanded into the above ground home security/tornado shelter market with “ESP” branded products, which feature multiple unique consumer benefits, outstanding safety and ease of installation. Swisher management has also leveraged the Company’s manufacturing competencies and facility through establishing a “Turn-Key” contract manufacturing business that has gained significant sales momentum over the last year. The new product offerings and manufacturing initiatives along with recently opening a factory retail outlet and service center have reduced the Company’s historical reliance on outdoor power equipment sales.

Seasonality

Outdoor power equipment sales are concentrated in the months from March through late September early October. Weather can be a significant factor impacting the selling season and order volumes. Droughts, late or cold spring weather, and even too much rain could all influence sales. For example, a late spring could push March/April sales to May/June, thus potentially shifting seasonality between quarters from year to year. The Company’s entry into ESP safety shelters, contract manufacturing and the retail business with the Swisher factory outlet has significantly reduced the seasonality and reliance on favorable weather to stimulate outdoor power equipment sales.

Market Strategy

Swisher historically shipped product primarily to distribution centers that were supporting brick & mortar retailers. In recent years, however, the Company has re-focused efforts to marketing, selling and shipping directly to end-use consumers. This has reduced reliance on third party retailers, increased margins, and enabled the Company to establish its own relationship with the end customers. Swisher management has become proficient at all aspects of social media marketing, search engine optimization and managing consumer reviews. Swisher has a dedicated consumer solutions team which handles all customer questions and problems related to the Company’s products.

Competition

In the outdoor power equipment space, Swisher's largest competitor are Deere & Company, Husqvarna and Toro. In addition, in recent years there has been increasing competition from China in the lower-end spectrum of the market. As a niche manufacturer, Swisher has focused on product categories such as rough cut and finish cut tow behinds, where industry volumes are lower and thus don’t attract as much attention from the large competitors in the space. In the safety shelter space, the market is fragmented with a myriad of small regional competitors, including Survive A Storm, Ground Zero Shelters, Valley Storm Shelters, and Storm Safe Shelters among others.

CONSUMER FINANCE SEGMENT

General Description

The majority of short-term consumer loans we provide are commonly referred to as “payday loans” or “cash advance” loans. Such loans are referred to as “payday loans” because they are typically made to borrowers who have no available cash and promise to repay the loan out of their next paycheck. We also provide pawn loans. In the fourth quarter of 2020, we discontinued offering short-term installment loans.

We provide short-term consumer loans in amounts that typically range from $100 to $500, with the average loan amount, including fee, being approximately $474. Cash advance loans provide customers with cash in exchange for a promissory note with a maturity of generally two to four weeks and the customer’s post-dated personal check for the aggregate amount of the cash advance, plus a fee. The fee varies from state to state based on applicable regulations and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed. To repay the cash advance loan, a customer may pay with cash, in which case their personal check is returned to them, or allow the check to be presented to the bank for collection.

Approximately 91% and 92% of our Consumer Finance segment lending revenue (comprised of payday loan fees, installment loan interest through the first quarter of 2021 and pawn loan interest) was derived from payday lending in 2021 and 2020, respectively. Payday lending revenue made up approximately 64% and 71% of our total Consumer Finance segment revenue (comprised of lending revenue, check cashing fees, pawn store sales of merchandise and miscellaneous other revenue) in 2021 and 2020, respectively.

We operate three pawn stores in our Consumer Finance segment. Our pawn stores provide collateralized non-recourse loans, commonly known as “pawn loans” with maturities of one to four months. Allowable service charges vary by state and loan size. The loan amount varies depending on our valuation of each item pawned. We generally lend from 30% to 55% of our estimate of the collateral’s resale value. Customers have the option to redeem the pawned merchandise during the term or at maturity, or else forfeit the merchandise to us on maturity. At our pawn stores, we sell merchandise acquired through either customer forfeiture of pawn collateral, second-hand merchandise purchased from customers or consigned to us, or new merchandise purchased from vendors. Pawn store revenues made up approximately 31% and 23% of our total Consumer Finance segment revenue in 2021 and 2020, respectively.

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

In general, our lending process and standards are extraordinarily different from those used by banks. To our knowledge, banks typically order and carefully review credit reports on all loans, engage in extensive underwriting analysis, and will typically make independent verification of earnings history through phone calls, reviews of tax returns and other processes. As a result, we generally experience a higher default rate on our personal loans than banks do on their personal loans (see caption below, “Risks Associated with Our Loans—Default and Collection”). As of December 31, 2021, we had an aggregate (of all loan types) of approximately:

●	$1.92 million in current outstanding loan principal, fees and interest due to us; and

●	$0.44 million of late loans (customers’ repayment checks deposited and returned as NSF within the last 180 days).

A summary table of the number of Consumer Finance locations operated during the periods ended December 31, 2021 and 2020 follows:

	2021	2020
Beginning	22	39
Acquired / Launched	—	—
Closed / Divested	—	(17)
Ending	22	22

The Fees We Charge

The fee we charge for a payday loan varies from state to state, based on applicable regulations, and generally ranges from $15 to $22 for each whole or partial increment of $100 borrowed. We do not charge interest in connection with our payday loans. If, however, we calculate the loan fees we charge as an annual percentage rate of interest (“APR”), such rate would range from 177% for a 31-day loan transacted in Kansas (on the low end) to approximately 536% for a 14-day loan in Wyoming (on the high end), with the actual average loan amount and average actual loan fees we charge involving an imputed annual percentage rate of approximately 439% and 198% for a 14-day and 31-day loan, respectively. The term of a loan significantly affects the imputed APR of the fees we charge for our loans. For instance, when a $15 fee is charged for a two-week loan of $100, the resulting APR is 391%. When the same fee on $100 is charged for a four-week loan, the resulting APR is 195%. Currently, we do not charge the maximum fee permitted in all of the states where we operate. We do, however, charge a uniform fee for all transactions processed in any particular state that involve the same range of payday loan amounts and the same term.

Of the four states in which we presently operate payday loan stores, each limits the loan fees we may charge and the term (i.e., the length) of the loan we may offer our customers.

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

Over the past 12 months, using a 24 month lookback period for a given month, we collect anywhere from 64% - 68% of the amount of all returned checks, which results in approximately 2.02% of our total payday loan principal and fee volume being uncollectible. In 2021 and 2020, we generated approximately 56,000 and 84,000 payday loan transactions, respectively.

Industry Information

The total size of the check cashing & payday loan industry is estimated to be a $19.1 billion in 2022 according to industry statistics reported by IBISWorld (4/30/21). In a December 2017 study by the Center for Financial Services Innovation (“2017 Financially Underserved Market Size Study”), it was reported that consumers spent approximately $3.2 billion on fees for single payment loan products from storefront payday lenders in 2016, compared to $3.6 billion in 2015. This year-over-year decline continues a trend that is expected to continue going forward. According to the Community Financial Services Association of America (“CFSA”) website, industry analysts estimate that 12 million U.S. households use short-term payday advances each year in 35 states, and estimate that there are 20,600 payday advance locations across the United States, which extend approximately $38.5 billion in short-term credit to households experiencing cash-flow shortfalls. In addition to being a valuable source of credit for many consumers, the payday loan industry makes significant contributions to the U.S. and state economies, employing more than 50,000 Americans who earn $2 billion in wages and generating more than $2.6 billion in federal, state, and local taxes. Industry trends indicate that there will likely be a net decrease in total payday lending stores over the next few years due to store closings resulting from a combination of regulatory or legal changes, regulatory pressures, a slowdown in new store growth, and general economic conditions.

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

We do not believe payday lending is predatory, nor do we believe that our loans are too costly for consumers if they are judiciously obtained. In fact, we believe that bank overdraft fees by themselves are typically far more costly for consumers, and bouncing a check can often involve other negative consequences such as independent fees levied by the parties to whom a bad check is written, negative publicity, etc. In a January 13, 2022 article published by “moneyunder30.com”, it was reported that the median overdraft fee among retail banks is $34, and the majority of overdraft fees are incurred on transactions of $24 or less. Also, consumers repaid most overdrafts within three days. In other words, a $24 loan, repaid in three days, with a $34 overdraft fee would represent an APR of 17,000%. In sum, we believe that many of the bad perceptions about our industry are fueled primarily by:

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

Effect of General Economic Conditions on our Consumer Finance Segment

Our business has experienced fluctuating changes in our provision for loan losses in recent years, significantly impacted by the amount loaned by loan types where installment lending carried a higher forfeiture rate. We are uncertain how the current economic conditions will affect demand for our services or our loan losses after 2022.

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

The Money Laundering Suppression Act of 1994 requires us to register with the United States Department of the Treasury as a money service business. Money service businesses include check cashers and sellers of money orders. Money service businesses must renew their registrations every two years, maintain a list of their agents, update the agent list annually, and make the agent list available for examination.

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

We regularly receive and store information about our customers, vendors and other third parties. We have programs in place to detect, contain, and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third parties or through open-source solutions may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our team members, contractors, and vendors. The Company retains outside cyber-security experts to assist us in preventing security breaches of our sensitive information from cyber incidents and hacking.

EMPLOYEES

As of December 31, 2021, we had approximately 950 employees. We believe our relationship with our employees is good, and we have not suffered any work stoppages or labor disputes. We do not have any employees that operate under collective-bargaining agreements.

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

Our controlling shareholders, WCR, LLC, BC Alpha Holdings I, LLC and their affiliates that are under common control (see Item 12), had beneficial ownership of approximately 75% of our common stock as of March 29, 2022. As a result, the controlling shareholders have the ability to outright control our affairs through the election and removal of our entire Board of Directors and all other matters requiring shareholder approval, including a future merger or consolidation of the Company, or a sale of all or substantially all of our assets. This concentrated control limits the Company’s public float and could discourage others from initiating any such potential merger, consolidation or sale or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

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

In general, there has been minimal trading volume in our common stock. During 2021, the average daily trading volume was under 1,200 shares. The small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, small trading volumes are generally understood to depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

A significant portion of our assets consists of goodwill and other intangible assets.

As of December 31, 2021, 11.2% of our assets consisted of goodwill and other intangible assets, excluding right-of-use assets. Including right-of-use assets, this is 25.4% of our assets. Under generally accepted accounting principles, the carrying value of goodwill is subject to periodic review and testing to determine if it is impaired. The value of our assets will depend on market conditions, regulatory environment, the availability of buyers and similar factors. While the value of these assets is based on management projections and assumptions and is determined by using the discounted cash flow method for purposes of our impairment testing, those values may differ from what could ultimately be realized by us in a sales transaction or otherwise and that difference, while not affecting cash flow, could have a material adverse impact on our operating results and financial position.

Industry Risks

We face significant cellular retail competition that may reduce our market share and lower our profits.

We face significant competition in our Cellular Retail segment. We compete with the three national wireless service providers (AT&T, T-Mobile and Verizon Wireless) as well as other smaller brands or carriers such as U.S. Cellular, Boost Mobile and Metro by T-Mobile and with many mobile virtual network operators (“MVNOs”) such as Walmart’s Straight Talk and Family Mobile plans. We also compete with other providers for customers eligible for government-subsidized services under the Affordable Connectivity Program (previously the Emergency Broadband Benefit program) that lowers the monthly cost of broadband service to eligible households. Our ability to compete effectively will depend on, among other things, the pricing of cellular services and equipment, the quality of our customer service, the reach and quality of our sales and distribution channels and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industry, including new technologies and business models, changes in consumer preferences, demographic trends and economic conditions.

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

We are subject to federal and state regulations relating to agriculture, plants and seeds which impose costs of compliance and significant liability for failures to comply.

Our seed sales are regulated by the Federal Seed Act, or the FSA. The Agricultural Marketing Service, or AMS, enforces interstate commerce provisions of the FSA and provides seed testing service under the Agricultural Marketing Act. The FSA regulates the interstate shipment of agricultural and vegetable seeds. The FSA requires that seeds shipped in interstate commerce be labeled with information that allows seed buyers to make informed choices. Seed labeling information and advertisements pertaining to the seed must be truthful. All South Carolina nursery growers, including our Direct to Consumer segment operating subsidiary, must be certified and registered before selling, shipping or distributing plants under the South Carolina Nursery Regulations.

The Environmental Protection Agency’s, or EPA’s, Agricultural Worker Protection Standard aims to reduce pesticide poisonings and injuries among agricultural workers and pesticide handlers. It imposes obligations on employers of pesticide handlers and other agricultural workers to provide their employees with certain training, information, protective equipment, and other rights and protections. All of these requirements impose additional costs of compliance and risks from noncompliance. In addition, we use certain fertilizers, pesticides and other products in our business which may be harmful if released into the environment. We have adequate material safety data sheets to handle these chemicals appropriately.

We are subject to federal and state regulations relating to privacy, data protection and consumer protection which impose costs of compliance and potentially significant liability for failures to comply.

The Direct-to-Consumer segment is almost wholly dependent upon the continued ability to successfully interact with customers using their personal information and the technology required to interact with them. A variety of laws and regulations govern the collection, use, retention, sharing, export and security of personal information. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not comply, or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any applicable privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease using certain data sets. Any such claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and may result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of proprietary or third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. U.S. and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted significantly reduce the effectiveness of such practices and technologies. The regulation of the use of cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results.

In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection and consumer protection. Any such changes may force us to incur substantial costs or require us to change our business practices. This could compromise our ability to pursue our growth strategy effectively and may adversely affect our ability to acquire customers or otherwise harm our business, financial condition and operating results.

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

Our Direct to Consumer success depends, in substantial part, on our continued ability to market our products through search engines and social media platforms.

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

The abundance of free shipping offers from Amazon.com and other online retailers has put pressure on our Direct to Consumer segment shipping revenues, currently representing 19% of Direct to Consumer revenues. If market forces lead to the elimination of this revenue stream, it may be difficult for the Direct to Consumer segment to make up that lost revenue.

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

In addition, regulatory actions or enforcement efforts taken with respect to money services businesses could negatively affect our ability to operate our consumer finance segment in our current form. For example, federal bank regulators are imposing significant costs and regulatory pressure on banks that do business with money services businesses, even though our business is conducted in a manner compliant with applicable law. As a result, fewer and fewer banks are willing to accept or even retain customers in the money service business industry. We may be forced to change long-standing banking relationships and change the way we operate our consumer finance operations, incurring additional capital expenditures and paying higher banking fees.

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

Provision for loan losses, net of recoveries, is historically one of our largest Consumer Finance segment operating expenses. Any changes in economic factors that adversely affect our customers, such as an economic downturn or high unemployment, could result in higher loan loss experiences than anticipated, which could in turn adversely affect our loan charge-offs and operating results.

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

Due to these impacts and measures, we may experience significant and unpredictable reductions or increases in demand for certain of our products and services. In addition, prolonged quarantines or travel restrictions may significantly impact the ability of our employees to get to their places of work or may significantly hamper our products from moving through the supply and distribution chains. As a result, COVID-19 or other epidemics/pandemics could negatively affect our sales, and it is uncertain how they will affect our operations generally if these impacts persist or exacerbate over an extended period of time. In addition, some of our businesses, particularly our Direct to Consumer segment with its focus on online sales to consumers, enjoyed increased demand as a result of the COVID-19-related restrictions and resulting changes in consumer behavior, some of which demand may not continue if consumer behaviors again change after such restrictions lapse. Any of these impacts could have a material adverse effect on our business, financial condition and results of operations.

We are subject to supply and labor shortages associated with COVID-19 testing and vaccination requirements.

We are exposed to additional expense and risk of potentially significant labor shortages associated with governmental pronouncements to require continual testing for COVID-19 and its variants and mandatory vaccination of our employees, including an increasing number of additional injections required to obtain and maintain vaccinated status, and required compensation to employees who have tested positive for the virus and required to remain out of the workforce for a period of time.

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

We risk inventory shortages within our Cellular Retail segment given the global chip shortages.

The global chip shortage hit the smartphone industry in 2021, resulting in some inventory shortages. The limited supply of chips is expected to continue throughout 2022 which will likely have an impact on the smartphone supply. Also, we rely on AT&T as the sole provider of our Cricket cellular devices. Inventory shortages caused by the global chip shortage could negatively affect our business, financial condition and results of operations.

We may be unable to obtain sufficient inventory to meet business needs.

Our businesses can be impacted by unexpected circumstances that may either make inventory unavailable or only available at increased costs. These impacts include, but are not limited to:

●	Even if inventory is available at the source, there may be circumstances that make it difficult or impossible to move the goods to our business locations. Limited availability of trucks, containers, ships or port congestion can delay our ability to obtain finished goods, raw materials or other supplies as needed to meet customer demand.

●	Changes in tariffs, embargos and other items impacting purchases from other countries can limit our supply of sellable inventory or increase their costs over those anticipated.

●	Much of our Direct to Consumer segment inventory consists of seeds and living plants sourced both domestically and internationally. All of these items may be impacted by weather such as droughts, natural disasters including earthquakes, tornados, floods, crop failure, high temperatures, unavailable water supply, infestations of insects, molds, fungi, disease and other items that impact crops both domestically and internationally.

●	In many cases, there are limited suppliers for the Direct to Consumer segment inventory we need at the quantities we need. The lead time between ordering and delivery of some of these goods, such as roses and Christmas trees, can be several years. If we miscalculate the amounts required, we will be unable to sell the products we purchased, which may result in a write-off of the excess inventory, or be unable to fulfill some of our customer orders.

●	Our Direct to Consumer grower suppliers are highly impacted by unfavorable weather patterns. For example, the drought in California during the past two years has threatened the operations of several rose growers. So far, we have not been impacted materially but this could result in a disruption in the future supply of products or increase our cost of supply.

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

Large or rapid increases in the cost of raw materials or components parts or substantial decreases in their availability could materially and adversely affect the operating results of our Manufacturing segment.

Our Manufacturing segment uses large amounts of steel, among other items, in the manufacture of its products. Occasionally, market prices of some of the steel or other key raw materials may increase significantly, including as a result of tariffs or other trade barriers. If in the future Swisher is not able to reduce product costs in other areas or pass raw material and related component price increases on to its customers, its margins could be adversely affected. In addition, because Swisher maintains limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers - including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, epidemics, pandemics like COVID-19, other infectious diseases, weather emergencies or other natural disasters - may impair Swisher’s ability to satisfy its customers and could adversely affect its financial performance.

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

Because some of our business requires us to maintain a significant supply of cash in our stores, we are subject to the risk of cash shortages resulting from employee error and theft. We periodically experience employee error and theft in stores, which can significantly increase the operating losses of those stores for the period in which the employee error or theft is discovered. We self-insure for employee error and theft at the store level. If our controls to limit our exposure to employee error and theft at the store level and at our corporate headquarters do not operate effectively or are structured ineffectively, our operating margins could be adversely affected by costs associated with increased security and preventative measures.

Regular turnover among our location managers and employees makes it more difficult for us to operate our locations and increases our costs of operation.

We have historically experienced a relatively stable workforce among our location managers and employees, but turnover has generally increased for us and the economy generally since the beginning of 2020. Turnover interferes with implementation of operating strategies. Continued or increased workforce turnover in the future would likely increase our operating pressures and operating costs and could restrict our ability to grow. Additionally, high turnover would create challenges for us in maintaining high levels of employee awareness of and compliance with our internal procedures and external regulatory compliance requirements. In sum, continued or increased high turnover would increase our training and supervisory costs, and result in decreased earnings with corresponding greater risks of regulatory non-compliance.

The concentration of our Consumer Finance revenues in certain states could adversely affect us.

We currently provide payday lending services in four states, down from six states providing payday or installment lending services at the beginning for 2020. In 2020, Nebraska voters approved a 36% rate cap on payday loans, resulting in us ceasing payday lending in the state. This was a significant loss to the Consumer Finance segment.

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

We maintain an allowance for loan losses at levels to cover the estimated incurred losses in the collection of our payday and installment loan portfolios outstanding at the end of each applicable period. At the end of each period, management considers recent collection history to develop expected loss rates, which are used to establish the allowance for loan losses. Our allowance for loan losses was $0.38 million on December 31, 2021. Our allowance for loan losses is an estimate, and if actual loan losses are materially greater than our allowance for losses, our financial condition and results of operations could be adversely affected.

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

Our Direct to Consumer segment owns a 100-acre property with a 382,790 square foot facility in Greenwood, South Carolina. This facility is utilized as JPPA distribution and warehouse facility. The real estate is not encumbered as of December 31, 2021.

Our Manufacturing segment leases its manufacturing facility in Warrensburg, Missouri. The facility, which contains approximately 107,000 square foot of manufacturing space, is under lease until March 31, 2035 and our monthly lease amount is currently $30,969.

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

ITEM 4   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed for trading under the symbol “WCRS” on the “OTCQB,” which is the OTC Markets’ middle-tier over-the-counter quotation platform. The transfer agent and registrar for our common stock is EQ located at 1110 Centre Pointe Curve #101, Mendota Heights, MN 55120.

HOLDERS

As of the date of this report, we had 9,108,053 shares of common stock outstanding held by approximately 250 holders of record.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information about purchases of Western Capital Resources, Inc. common stock by us during the three months ended December 31, 2021:

Share Repurchases
Period Beginning	Period Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Board Approved Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
October 1, 2021	October 31, 2021	—	—	—	$178,800
November 1, 2021	November 30, 2021	—	—	—	$178,800
December 1, 2021	December 31, 2021	—	—	—	$178,800
		—		—

(1)	On September 13, 2018, our Board of Directors authorized a share repurchase program under which we may repurchase up to $1 million of common stock. Repurchases may be made from time to time on the open market or through privately negotiated transactions.

In February and September 2020, our Board of Directors amended the repurchase program, increasing the amount of share repurchases authorized from $1 million to $2 million and from $2 million to $4 million, respectively.

ITEM 6    [RESERVED]

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

OVERVIEW

Fiscal year 2021 net income attributable to WCR common shareholders increased 23.2% year over year, with our Cellular Retail, Manufacturing and Consumer Finance segments each outperforming 2020 results. Our Manufacturing segment is new this year, as described in Part I, Item 1, “Business-Recent Events-Acquisitions,” and prior year information is presented on a restated basis in accordance with the required presentation of pre-transaction information for entities under common control.

RESULTS OF OPERATIONS:

YEAR ENDED DECEMBER 31, 2021 COMPARED TO YEAR ENDED DECEMBER 31, 2020

Net income attributable to our common shareholders was $10.31 million, or $1.12 per share in 2021 compared to $8.37 million, or $0.88 per share in 2020. Revenues increased from $150 million in 2020 to $164 million in 2021, with the Cellular Retail and Direct to Consumer segments being the largest contributors to the increase, with 19.6% and 2.9% year-over-year growth, respectively.

The following table provides select financial information attributable to WCR common shareholders by operating segment (in thousands):

	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Corporate	Total
Year Ended December 31, 2021
Revenue from external customers	$101,887	$43,335	$12,963	$1,793	$—	$159,978
Fee and interest income	$—	$—	$—	$4,167	$—	$4,167
Total revenue	$101,887	$43,335	$12,963	$5,960	$—	$164,145
% of total revenue	62.1%	26.4%	7.9%	3.6%	0.0%	100.0%
Net income (loss)	$9,117	$4,648	$319	$665	$(1,511)	$13,238
Net income attributable to noncontrolling interests	$2,931	$—	$—	$—	$—	$2,931
Net income (loss) attributable to WCR common shareholders	$6,186	$4,648	$319	$665	$(1,511)	$10,307

Year Ended December 31, 2020
Revenue from external customers	$85,209	$42,114	$14,890	$1,784	$—	$143,997
Fee and interest income	$—	$—	$—	$5,959	$—	$5,959
Total revenue	$85,209	$42,114	$14,890	$7,743	$—	$149,956
% of total revenue	56.8%	28.1%	9.9%	5.2%	0.0%	100.0%
Net income (loss)	$5,934	$4,947	$154	$440	$(1,073)	$10,402
Net income attributable to noncontrolling interests	$2,035	$—	$—	$—	$—	$2,035
Net income (loss) attributable to WCR common shareholders	$3,899	$4,947	$154	$440	$(1,073)	$8,367

Cellular Retail

The following table provides select financial information for our Cellular Retail segment operating activity:

	Year Ended December 31, (in thousands)		2021 % of	2020 % of
	2021	2020	Revenues	Revenues
Revenues:
Retail sales and associated fees	$79,220	$65,145	77.8%	76.5%
Other revenue	22,667	20,064	22.2%	23.5%
	101,887	85,209	100.0%	100.0%
Cost of revenues	50,049	39,008	49.1%	45.8%
Gross profit	51,838	46,201	50.9%	54.2%

Salaries, wages and benefits expense	24,372	22,072	23.9%	25.9%
Occupancy expense	8,695	8,771	8.5%	10.3%
Depreciation and amortization expense	1,981	2,014	2.0%	2.4%
Other expense	5,539	5,936	5.5%	7.0%
Provision for income taxes	2,134	1,474	2.1%	1.6%
	42,721	40,267	42.0%	47.2%
Net income	$9,117	$5,934	8.9%	7.0%

Segment contribution to net income before noncontrolling interests was $9.12 million in 2021 compared to $5.93 million in 2020. Year-over-year, revenues increased 19.6% (4.8% from stores added in 2021). We experienced a significant uptick in upgrade activity in 2021 (existing customers buying a new device), some of which is attributable to customers upgrading from devices still on the 3G network in anticipation of it being shut off by AT&T on February 22, 2022 and some attributable to customers moving to the new 5G network.

We were affected, primarily toward the latter part of 2021, by inflationary pressures and inventory shortages due to the global shortages of chips. The inflationary pressures have increased cost in most all expense categories. It is unknown if and to what extent inventory shortages will have on 2022. At the end of 2021, we were operating 229 locations. We intend to continue looking for acquisitions in 2022 and expect our store count to increase throughout the year.

Direct to Consumer

The following table provides select financial information for our Direct to Consumer segment operating activity:

	Year Ended December 31, (in thousands)		2021 % of	2020 % of
	2021	2020	Revenues	Revenues
Revenues	$43,335	$42,114	100.0%	100.0%
Cost of revenues	19,616	19,442	45.3%	46.2%
Gross profit	23,719	22,672	54.7%	53.8%

Salaries, wages and benefits expense	6,656	5,887	15.4%	14.0%
Occupancy expense	574	565	1.3%	1.3%
Depreciation and amortization expense	456	531	1.0%	1.3%
Other expense	9,964	9,286	23.0%	22.0%
Provision for income taxes	1,421	1,456	3.3%	3.5%
	19,071	17,725	44.0%	42.1%
Net income	$4,648	$4,947	10.7%	11.7%

The Direct to Consumer segment contributed $4.65 million of net income in 2021 compared to $4.95 million in 2020. Over the past several years, we have focused on upgrading management and product offerings as well as optimizing marketing spend. During both 2021 and 2020, the segment experienced an increase in product sales, benefitting from the industry-wide changes in consumer purchasing methods and increase in demand for products ordered online, and from increased consumer interest in gardening and seed-related products. Although revenues increased year-over-year, they were hampered in 2021 by supply shortages. This segment, similar to all others, experienced increased labor costs year over year, impacting both cost of revenues and salaries and wages expense.

Manufacturing

The following table provides select financial information for our Manufacturing segment operating activity:

	Year Ended December 31, (in thousands)		2021 % of	2020 % of
	2021	2020	Revenues	Revenues
Revenues:
Sales	$12,963	$14,890	100.0%	100.0%
Other revenue	—	—	—%	—%
	12,963	14,890	100.0%	100.0%
Cost of revenues	9,528	11,235	73.5%	75.5%
Gross profit	3,435	3,655	26.5%	24.5%

Salaries, wages and benefits expense	1,108	1,139	8.5%	7.6%
Occupancy expense	152	103	1.2%	0.7%
Depreciation and amortization expense	5	11	—%	0.1%
Interest expense	65	159	0.5%	1.1%
Other expense	1,666	1,995	12.9%	13.4%
Provision for income taxes	120	94	0.9%	0.6%
	3,116	3,501	24.0%	23.5%
Net income	$319	$154	2.5%	1.0%

Our Manufacturing segment, acquired in January 2021, saw an increase in net income on declining sales in what was a very challenging year dealing with supply chain shortages and increased raw material costs.

Consumer Finance

The following table provides select financial information for our Consumer Finance segment operating activity:

	Year Ended December 31, (in thousands)		2021 % of	2020 % of
	2021	2020	Revenues	Revenues
Revenues:
Retail sales	$1,477	$1,438	24.8%	18.6%
Financing fees and interest	4,167	5,959	69.9%	76.9%
Other revenue	316	347	5.3%	4.5%
	5,960	7,744	100.0%	100.0%
Cost of revenues	751	1,114	12.6%	14.4%
Gross profit	5,209	6,630	87.4%	85.6%

Salaries, wages and benefits expense	2,211	3,076	37.1%	39.7%
Occupancy expense	748	1,148	12.5%	14.8%
Depreciation and amortization expense	10	20	0.2%	0.3%
Other expense	1,336	1,784	22.4%	23.0%
Provision for income taxes	239	162	4.0%	2.1%
	4,544	6,190	76.2%	79.9%
Net income	$665	$440	11.2%	5.7%

Consumer Finance segment net income increased to $0.65 million in 2021 from $0.44 million in 2020 on declining revenues year-over year. The increase in net income and decrease in cost of revenues both benefited from recoveries of bad debt, or reduction in net bad debt included in cost of revenues. Collections in 2021 of bad debts previously expensed on closed locations exceeded expectations and will not be a recurring item in 2022. The decrease in revenues was due the closure of our payday business in Nebraska in November 2020 due to state regulatory changes and from the sale, also in November 2020, of five of our six payday store operations in Iowa. Excluding one payday location that benefited from the Nebraska law change, all the other payday stores combined had a 4% reduction in loan originations year-over-year, a continuing trend in the industry.

Corporate

Net cost of our Corporate segment was ($1.51) million for the year ended December 31, 2021 compared to ($1.07) million for the year ended December 31, 2020, the increased net cost due primarily to the decrease in investment income and one-time transaction expenses of $0.2 million associated with the Swisher transaction that closed in January 2021.

Consolidated Income Tax Expense

Income tax expense was $3.47 million for 2021 compared to $2.88 million for 2020 for an effective rate of 20.8% and 21.7%, respectively. Income attributable to our noncontrolling interest flows through to the noncontrolling interest and is not taxable at the Company level. Excluding the non-taxable flow-through income to the noncontrolling interest, the effective rate for 2021 and 2020 was 25.2% and 25.6%, respectively. The effective rate decrease year-over-year is due to a reduction in nondeductible transaction expense year-over-year.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows:

	Year Ended December 31,
	2021	2020

Cash flows provided by (used in):
Operating activities	$17,380,816	$15,493,544
Investing activities	(2,788,686)	(1,659,306)
Financing activities	(4,081,838)	(8,490,426)
Net increase in cash	10,510,292	5,343,812
Cash and cash equivalents, beginning of year	32,504,803	27,160,991
Cash and cash equivalents, end of year	$43,015,095	$32,504,803

As of December 31, 2021 and December 31, 2020, we had cash and cash equivalents of $43.0 million and $32.5 million, respectively. We believe that our available cash, combined with expected cash flows from operations and our held-to-maturity investments, will be sufficient to fund our liquidity and capital expenditure requirements through March of 2023. Our expected short-term uses of available cash include the funding of operating activities, scheduled repayments of debt and the payment of dividends.

In addition to cash and cash equivalents, as of December 31, 2021, we had $12.34 million in US Treasuries and $2.04 million invested in certificates of deposit (limited to approximately $250,000 per financial institution per entity).

As of December 31, 2021 and 2020, we had $3.42 million and $3.11 million of outstanding debt, respectively and no financing lease obligations.

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

Receivables and Loss Allowance

Consumer Finance

Included in loans receivable is $1.65 million of unpaid principal, interest and fee balances of payday loans that have not reached their maturity date. Payday loans by their nature are high risk loans and require significant assumptions when determining a reserve for credit losses, including the default rate and the amount of subsequent collections on those defaulted loans. These two factors have remained relatively stable over the past two years and we therefore use historical rates to assist in determining anticipated future credit losses. In addition, we must consider future economic factors. Any significant downturn in the economy which is greater than our assumptions will increase the default rates and reduce subsequent collections on those defaulted loans. As of December 31, 2021, we have estimated credit losses from the $1.65 million loans receivable balance to be approximately $42,000.

Inventory

Direct to Consumer

Inventory is valued at the lower of cost or market using the weighted-average method of determining cost. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. Two subcategories of inventory, live plants and restoration products, are most susceptible to write-downs and the application of key assumptions.

Live plants have a limited life and any unsold product is disposed of at the end of a selling season. Should the demand for product not meet expectations, larger write-downs may occur during interim periods until written off. Management will assess the need for write-downs based on inventory levels, the length of time remaining in the live-goods season, and current and expected demand which could be impacted by many current market and economic factors as discussed in the Risk Factors section.

We have a significant number of home hardware products in this segment’s inventory. Due to the uniqueness of many of these items, the sales volume of an individual SKU may be low. Management evaluates the value of items in inventory to estimate an allowance against carrying costs. This evaluation includes a look-back of sales volume of the respective SKU over the prior twelve month period to estimate the allowance.

Manufacturing

Inventory is valued at the lower of cost or market using the standard costing method of determining cost. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. Key assumptions used are the future quantity to be sold, the future selling price of an item, and the cost of raw materials, primarily steel. Unknown economic factors or supply factors could materially affect these assumptions. A sharp downturn in the economy would negatively impact the future quantity sold. Dropping steel or other raw materials costs will negatively impact assumptions used for future sales prices and the underlying cost under the lower of cost or market methodology. Future sales prices and the underlying cost under the lower of cost or market methodology could also be negatively impacted by an unforeseen introduction of comparable products, possibly from foreign sources or otherwise, at a lower price point.

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

The Company believes its valuation methods are appropriate and consistent with other market participants, however the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

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

Specific factors that might cause actual results to differ from our expectations or may affect the value of the common stock, include, but are not limited to:

●	Supply chain disruptions and delays and related lost revenue;

●	Inflationary pressures on cost of sales and fluctuations in commodity prices;

●	Potential product liability risks that relate to the design, manufacture, sale and use of our Swisher products;

●	Changes in local, state or federal laws and regulations governing lending practices, or changes in the interpretation of such laws and regulations;

●	Litigation and regulatory actions directed toward the consumer finance industry or us, particularly in certain key states;

●	Our need for additional financing;

●	Changes in our authorization to be a dealer for Cricket Wireless;

●	Changes in authorized Cricket dealer compensation;

●	Lack of advertising support and sales promotions from Cricket Wireless in the markets in which we operate;

●	Our dependence on information systems;

●	Direct and indirect effects of COVID-19 on our employees, customers, our supply chain, the economy and financial markets; and

●	Unpredictability or uncertainty in financing and merger and acquisition markets, which could impair our ability to grow our business through acquisitions.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX OF FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Western Capital Resources, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Western Capital Resources, Inc. ("the Company") as of December 31, 2021 and 2020, the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company's auditor since 2017.

PCAOB ID: 3627

Draper, UT

March 29, 2022

 WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$43,015,095	$32,504,803
Short-term investments	14,376,274	17,088,073
Loans receivable (net of allowance for credit losses of $384,000 and $315,000, respectively)	1,980,322	1,941,180
Accounts receivable (net of allowance for credit losses of $34,500 and $33,000, respectively)	1,333,277	1,538,377
Inventories (less reserve of $1,424,000 and $1,321,000, respectively)	13,915,857	11,739,228
Prepaid income taxes	189,632	246,560
Prepaid expenses and other	2,515,999	3,096,058
TOTAL CURRENT ASSETS	77,326,456	68,154,279

Investments	—	250,000
Property and equipment, net	8,306,041	8,509,971
Operating lease right-of-use assets	16,489,185	15,751,687
Intangible assets, net	7,156,401	3,585,919
Deferred income taxes	357,000	254,000
Other loans receivable	273,342	368,071
Other	492,719	471,991
Goodwill	5,796,528	5,796,528

TOTAL ASSETS	$116,197,672	$103,142,446

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$10,896,353	$8,264,166
Accrued payroll	4,041,242	3,668,090
Current portion operating lease liabilities	5,724,564	5,111,429
Other current liabilities	1,769,192	1,403,249
Current portion long-term debt	1,423,098	—
Contract and other liabilities	1,118,057	774,625
TOTAL CURRENT LIABILITIES	24,972,506	19,221,559

LONG-TERM LIABILITIES
Notes payable, net of current portion	2,000,000	3,110,148
Operating lease liabilities, net of current portion	11,067,515	11,222,095
TOTAL LONG-TERM LIABILITIES	13,067,515	14,332,243

TOTAL LIABILITIES	38,040,021	33,553,802

COMMITMENTS AND CONTINGENCIES (Note 21)	—	—

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 12,500,000 shares authorized, 9,108,053 and 9,249,900 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	911	925
Additional paid-in capital	29,562,271	29,562,271
Retained earnings	46,862,154	38,470,323
TOTAL WESTERN SHAREHOLDERS’ EQUITY	76,425,336	68,033,519
Noncontrolling interests	1,732,315	1,555,125

TOTAL EQUITY	78,157,651	69,588,644

TOTAL LIABILITIES AND EQUITY	$116,197,672	$103,142,446

See notes to consolidated financial statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2021	2020
REVENUES
Sales and associated fees	$136,995,535	$123,586,587
Financing fees and interest	4,167,240	5,958,844
Other revenue	22,982,493	20,410,563
Total Revenues	164,145,268	149,955,994

COST OF REVENUES
Cost of sales	80,012,262	70,524,852
Provisions for loans receivable credit losses	(67,709)	274,049
Total Cost of Revenues	79,944,553	70,798,901

GROSS PROFIT	84,200,715	79,157,093

OPERATING EXPENSES
Salaries, wages and benefits	36,691,883	34,636,826
Occupancy	10,480,051	10,931,186
Advertising, marketing and development	7,763,483	6,462,059
Depreciation	1,614,800	1,877,036
Amortization	838,718	702,656
Other	10,092,796	11,371,206
Total Operating Expenses	67,481,731	65,980,969

OPERATING INCOME	16,718,984	13,176,124

OTHER INCOME (EXPENSES):
Dividend and interest income	57,601	310,241
Interest expense	(64,660)	(200,440)
Total Other Income (Expenses)	(7,059)	109,801

INCOME BEFORE INCOME TAXES	16,711,925	13,285,925

PROVISION FOR INCOME TAX EXPENSE	3,474,000	2,884,305

NET INCOME	13,237,925	10,401,620

LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2,931,190)	(2,034,893)

NET INCOME ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$10,306,735	$8,366,727

EARNINGS PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
Basic	$1.12	$0.88
Diluted	$1.12	$0.88

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,204,335	9,507,524
Diluted	9,215,168	9,507,524

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Western Capital Resources, Inc. Shareholders’
	Common Stock		Additional
	Shares	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total
BALANCE – December 31, 2019	9,673,778	$968	$29,562,271	$33,706,035	$2,574,834	$65,844,108
Net income	—	—	—	8,366,727	2,034,893	10,401,620
Less pre-acquisition net income of acquiree	—	—	—	(153,503)	—	(153,503)
Distributions to noncontrolling interests	—	—	—	—	(3,054,602)	(3,054,602)
Stock redemption	(423,878)	(43)	—	(2,305,063)	—	(2,305,106)
Dividends paid	—	—	—	(1,143,873)	—	(1,143,873)
BALANCE – December 31, 2020	9,249,900	925	29,562,271	38,470,323	1,555,125	69,588,644
Net income	—	—	—	10,306,735	2,931,190	13,237,925
Distributions to noncontrolling interests	—	—	—	—	(2,754,000)	(2,754,000)
Stock redemption	(141,847)	(14)	—	(992,920)	—	(992,934)
Dividends paid	—	—	—	(921,984)	—	(921,984)
BALANCE – December 31, 2021	9,108,053	$911	$29,562,271	$46,862,154	$1,732,315	$78,157,651

See notes to consolidated financial statements.

 WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
OPERATING ACTIVITIES
Net Income	$13,237,925	$10,401,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,664,521	1,942,084
Amortization	838,718	702,656
Amortization of operating lease right-of-use assets	5,876,097	5,915,141
Deferred income taxes	(103,000)	32,000
Loss (gain) on disposal of assets	(35,381)	674,310
Accrued interest from investing activities	(12,401)	6,002
Changes in operating assets and liabilities:
Loans receivable	(39,142)	1,683,699
Accounts receivable	205,100	(518,455)
Inventory	(2,016,994)	778,025
Prepaid expenses and other assets	710,482	(492,176)
Operating lease liabilities	(6,729,752)	(6,849,446)
Accounts payable and accrued expenses	3,281,498	1,256,056
Contract liabilities and other current liabilities	503,145	(37,972)
Net cash and cash equivalents provided by operating activities	17,380,816	15,493,544

INVESTING ACTIVITIES
Purchases of investments	(34,042,063)	(38,279,813)
Proceeds from investments	36,953,000	37,167,921
Purchases of property and equipment	(1,013,343)	(615,330)
Acquisition of stores, net of cash acquired	(4,687,063)	(566,586)
Advances on notes receivable	(1,917)	(5,996)
Proceeds from the disposal of assets	2,700	640,498
Net cash and cash equivalents used in investing activities	(2,788,686)	(1,659,306)

FINANCING ACTIVITIES
Advances on notes payable – long-term	1,177,940	662,959
Payments on notes payable – long-term	(851,444)	(3,011,908)
Payments on finance leases	—	(1,161)
Distributions to noncontrolling interests	(2,644,000)	(2,691,337)
Common stock redemptions	(842,350)	(2,305,106)
Payments of dividends	(921,984)	(1,143,873)
Net cash and cash equivalents used in financing activities	(4,081,838)	(8,490,426)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,510,292	5,343,812

CASH AND CASH EQUIVALENTS
Beginning of year	32,504,803	27,160,991
End of year	$43,015,095	$32,504,803

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$3,533,776	$3,326,783
Interest paid	$207,776	$95,653

Noncash investing and financing activities:
Right-of-use assets obtained, operating lease obligations incurred	$5,599,633	$4,723,842
Right-of-use asset disposals	$—	$678,519
Right-of-use liability disposals	$—	$293,096
Unsettled stock repurchases	$150,584	$—
Distribution to noncontrolling interests applied to loans receivable	$105,000	$363,265
Noncurrent liability converted to long-term debt – related party	$2,500,000	$—
408,000 Shares issued in transaction with entities under common control	$2,754,000	$—

See notes to consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

1.       Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation / Nature of Business

Western Capital Resources, Inc. (“WCR”) is a parent company owning operating subsidiaries, with percentage owned shown parenthetically, as summarized below.

●	Cellular Retail

○	PQH Wireless, Inc. (“PQH”) (100%) – operates 229 cellular retail stores as of December 31, 2021 (130 100% owned plus 99 through its controlled but less than 100% owned subsidiaries), exclusively as an authorized retailer of the Cricket brand.

●	Direct to Consumer

○	J&P Park Acquisitions, Inc. (“JPPA”) (100%) – an online and direct marketing distribution retailer of 1) live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins, and Wayside Gardens brand names and 2) home improvement and restoration products operating under the Van Dyke’s Restorers brand, as well as a seed wholesaler under the Park Wholesale brand.

○	J&P Real Estate, LLC (“JPRE”) (100%) – owns real estate utilized as JPPA’s distribution and warehouse facility and the corporate offices of JPPA.

●	Manufacturing

○	Swisher Acquisition, Inc. (“SAI”) (100%) – a manufacturer of lawn and garden power equipment and emergency safety shelters under the Swisher brand name, and a provider of turn-key manufacturing services to third parties.

●	Consumer Finance

○	Wyoming Financial Lenders, Inc. (“WFL”) (100%) – owns and operates “payday” stores (19 as of December 31, 2021) in four states (Iowa, Kansas, North Dakota, and Wyoming), providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

○	Express Pawn, Inc. (“EPI”) (100%) – owns and operates retail pawn stores (three as of December 31, 2021) in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of merchandise obtained from forfeited pawn loans or purchased from customers.

On January 8, 2021, we completed a merger with SAI (“Merger Transaction”). The Company issued 408,000 shares of common stock in exchange for all of the equity interest of SAI resulting in SAI becoming a wholly-owned subsidiary of the Company. The transaction falls under the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations for entities under common control. Financial statements and financial information presented herein for prior years has been retrospectively adjusted (“restated”) using the pooling-of-interest method to furnish enhanced comparative information.

Management has analyzed the impact of the Coronavirus pandemic (“COVID-19”) on its financial statements as of December 31, 2021 and has determined that the changes to its significant judgements and estimates did not have a material impact with respect to goodwill, intangible assets or long-lived assets.

References in these financial statement notes to “Company” or “we” refer to Western Capital Resources, Inc. and its subsidiaries. References to specific companies within our enterprise, such as” “PQH,” “JPPA,” “JPRE,” “SAI,” “WFL,” or “EPI” are references only to those companies.

Basis of Consolidation

The consolidated financial statements include the accounts of WCR, its wholly owned-subsidiaries and other entities in which the Company owns a controlling financial interest. For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of ASC 810, Consolidation, applicable to reporting the equity and net income or loss attributable to noncontrolling interests. Intercompany balances and transactions of the Company have been eliminated in consolidation.

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

Notes to Consolidated Financial Statements (continued)

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

Manufacturing

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

Notes to Consolidated Financial Statements (continued)

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

Notes to Consolidated Financial Statements (continued)

Goodwill

We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We base the fair value of identifiable intangible assets acquired in a business combination on valuations that use information and assumptions that a market participant would use, including assumptions for estimated revenue projections, growth rates, cash flows, discount rates, useful life, and other relevant assumptions. We test our goodwill for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate potential impairment. The Company tests for goodwill impairment at the reporting unit level, which aligns with the Company’s segments. The Company performs a qualitative assessment to determine if a quantitative impairment test is necessary. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. The Company determined that quantitative impairment testing was not necessary in 2021.

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

Advertising, Marketing and Development Costs

The Company expenses advertising costs as they are incurred, except for direct-response advertising, which is capitalized until distributed. Direct-response advertising consists primarily of Direct to Consumer catalog production, printing, and postage costs. Prepaid advertising costs as of December 31, 2021 and 2020 were $0.0 million and $0.48 million, respectively.

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

Earnings Per Common Share

The Company computes basic earnings per common share in accordance with ASC 260, Earnings Per Share (“EPS”), which is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period, as calculated using the treasury stock method. In computing diluted EPS, the weighted average market price for the period is used in determining the number of common shares assumed to be purchased from the exercise of stock options. As of December 31, 2020, 65,000 of potential common shares equivalents from stock options were excluded from the diluted EPS calculations as their effect was anti-dilutive.

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

Notes to Consolidated Financial Statements (continued)

2.       Risks Inherent in the Operating Environment –

Supply Chain - Fluctuations in the availability and price of inputs could have an adverse effect on our ability to manufacture and sell our products profitably and could adversely affect our margins and revenue.

Our Manufacturing segment operations depend upon the adequate supply of steel, engines and other components of raw materials. Our Direct to Consumer segment operations depend upon an adequate supply of, among other things, seeds and live plants. Our Cellular Retail operations depend upon an adequate supply of handsets, which in turn depend on an adequate supply of chips. Our inability to procure any of these production materials, components or finished goods, delays in receiving them or not being able to procure them at competitive prices, particularly during applicable peak seasons, could adversely impact our ability to produce our products and to sell our products on a cost effective basis which, in turn, could adversely affect our revenue and profitability.

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

Concentrations

The Company has demand deposits at financial institutions, often times in excess of the limit for insurance by the Federal Deposit Insurance Corporation. As of December 31, 2021, the Company had demand deposits in excess of insurance amounts of approximately $13.59 million.

Notes to Consolidated Financial Statements (continued)

Loans receivable in the Consumer Finance segment are concentrated in the sub-prime market and geographically, primarily in the Midwest. For the years ended December 31, 2021 and 2020, the Consumer Finance segment had geographic economic and regulatory risk concentrations (shown as a percentage of the Consumer Finance segment’s revenue by state when 10% or more) as follows:

Consumer Finance Segment
	2021 % of Revenues	2020 % of Revenues
North Dakota	36%	25%
Nebraska [1]	20%	35%
Iowa	20%	17%
Wyoming	19%	16%

1	On November 3, 2020, Nebraska voters passed a ballot initiative that limits all fees charged by payday lenders in Nebraska to an annual interest rate of 36%. In anticipation of such passage, we ceased writing new payday loans in Nebraska in late October 2020 and closed all Nebraska payday loan centers by year end. Payday operation in Nebraska generated approximately 19% of the segment’s revenue in 2020.

The Company’s Cellular Retail segment is an authorized retailer for Cricket Wireless. As an authorized retailer operating exclusively for a single carrier, the Company is subject to a number of concentrations, including revenues from a single brand, a single supplier for phones, a single operating system provider and select third party processors.

Our Direct to Consumer subsidiary JPPA has an agreement with a third-party wholesale grower that is in effect until 2025. The grower has agreed to perform research for JPPA and maintain JPPA's research crop for product to be sold through 2025. In exchange, this grower/researcher (also a direct-to-consumer competitor) is allowed to sell certain Jackson & Perkins branded roses in their wholesale division.

3.       Cash and Cash Equivalents and Investments –

The following table shows the Company’s cash and cash equivalents, held-to-maturity investments, and other investments by significant investment category, recorded as cash and cash equivalents or short- and long-term investments:

	December 31, 2021	December 31, 2020
Cash and cash equivalents
Operating accounts	$20,549,383	$16,539,720
Money Market – U.S. Treasury obligations	1,013,134	2,565,296
U.S. Treasury obligations	21,452,578	13,399,787
Subtotal	43,015,095	32,504,803

Investments
Certificates of deposit (9 – 18 month maturities, FDIC insured)	2,035,301	17,338,073
U.S. Treasury obligations (less than one year maturities)	12,340,973	—
Subtotal	14,376,274	17,338,073

TOTAL	$57,391,369	$49,842,876

Investments consisted of the following:

December 31, 2021
	Level 1	Level 2	Level 3	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Certificates of Deposit	$—	$2,035,301	$—	$2,035,301	$(402)	$2,034,899
U.S. Treasuries – Held to Maturity	12,340,973	—	—	12,340,973	(1,566)	12,339,407
	$12,340,973	$2,035,301	$—	$14,376,274	$(1,968)	$14,374,306

Notes to Consolidated Financial Statements (continued)

December 31, 2020
	Level 1	Level 2	Level 3	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Certificates of Deposit	$—	$—	$—	$—	$—	$—
U.S. Treasuries – Held to Maturity	17,338,073-		—	17,338,073	(23,814)	17,314,259
	$17,338,073	$—	$—	$17,338,073	$(23,814)	$17,314,259

Interest income recognized on held-to-maturity investments and other sources was as follows:

	2021	2020
Held-to-maturity	$4,496	$66,769
Other	53,105	243,472
	$57,601	$310,241

The Company has deposited in aggregate $2.79 million of cash across several different accounts at financial institutions as an accommodation to its majority stockholder, who has other business relationships with the financial institution. The funds in these accounts can be withdrawn at any time, do not serve as collateral in any way, and are held on market terms.

4.       Loans Receivable –

The Consumer Finance segment’s outstanding loans receivable aging was as follows:

December 31, 2021
	Payday	Pawn	Total
Current	$1,652,791	$271,009	$1,923,800
1-30	112,716	—	112,716
31-60	78,762	—	78,762
61-90	76,198	—	76,198
91-120	61,310	—	61,310
121-150	63,321	—	63,321
151-180	48,215	—	48,215
	2,093,313	271,009	2,364,322
Less allowance for credit losses	(384,000)	—	(384,000)
	$1,709,313	$271,009	$1,980,322

December 31, 2020
	Payday	Installment	Pawn	Total
Current	$1,558,292	$11,718	$272,669	$1,842,679
1-30	117,747	3,547	—	121,294
31-60	94,135	1,434	—	95,569
61-90	59,263	370	—	59,633
91-120	46,777	—	—	46,777
121-150	38,422	—	—	38,422
151-180	51,806	—	—	51,806
	1,966,442	17,069	272,669	2,256,180
Less Allowance for Credit Losses	(315,000)	—	—	(315,000)
	$1,651,442	$17,069	$272,669	$1,941,180

5.       Allowance for Credit Losses on Loans Receivable –

A rollforward of the Company’s loans receivable allowance is as follows:

	Year Ended December 31,
	2021	2020
Allowance for credit losses on loans receivable, beginning of year	$315,000	$673,000
Provision for loans receivable credit losses (recoveries) charged to expense	(67,709)	274,049
Charge-offs, net	136,709	(632,049)
Allowance for credit losses on loans receivable, end of year	$384,000	$315,000

Notes to Consolidated Financial Statements (continued)

6.       Accounts Receivable –

A breakdown of accounts receivables by segment is as follows:

December 31, 2021
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Total
Accounts receivable	$270,686	$225,213	$839,626	$32,252	$1,367,777
Less allowance for credit losses	—	(17,000)	(17,500)	—	(34,500)
Net accounts receivable	$270,686	$208,213	$822,126	$32,252	$1,333,277

December 31, 2020
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Total
Accounts receivable	$325,041	$271,742	$920,712	$53,882	$1,571,377
Less allowance for credit losses	—	(18,000)	(15,000)	—	(33,000)
Net accounts receivable	$325,041	$253,742	$905,712	$53,882	$1,538,377

A portion of accounts receivable are unsettled credit card sales from the prior one to five business days. This makes up 25% and 31% of the net accounts receivable balance as of December 31, 2021 and December 31, 2020, respectively.

7.       Inventory –

Inventories consisted of:

December 31, 2021
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Reserve	Total

Raw materials	$—	$—	$1,940,096	$—	$(256,000)	$1,684,096
WIP	—	—	461,831	—	(33,000)	428,831
Finished goods	4,834,929	5,253,771	2,008,970	840,260	(1,135,000)	11,802,930
Total	$4,834,929	$5,253,771	$4,410,897	$840,260	$(1,424,000)	$13,915,857

December 31, 2020
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Reserve	Total

Raw materials	$—	$—	$1,620,157	$—	$(286,000)	$1,334,157
WIP	—	—	260,421	—	(25,000)	235,421
Finished goods	5,405,993	3,433,460	1,603,282	736,915	(1,010,000)	10,169,650
Total	$5,405,993	$3,433,460	$3,483,860	$736,915	$(1,321,000)	$11,739,228

As a result of changes in the market for certain Company products and the resulting deteriorating value, carrying amounts for those inventories were reduced by approximately $1,424,000 and $1,321,000 during the year ended December 31, 2021 and 2020, respectively. These inventory write-downs have been reflected in cost of goods sold in the statement of operations. Management believes that these reductions properly reflect inventory values, and no additional losses will be incurred upon disposition.

Notes to Consolidated Financial Statements (continued)

8.       Property and Equipment –

A rollforward of the Company’s property and equipment is as follows:

	December 31, 2020	Acquisitions	Additions	Deletions	December 31, 2021
Property, equipment and sales floor	$9,325,772	$526,000	$823,444	$(579,352)	$10,095,864
Software	2,161,108	—	108,148	(93,492)	2,175,764
Building - owned	5,527,127	—	81,751	—	5,608,878
Land	1,200,000	—	—	—	1,200,000
	18,214,007	526,000	1,013,343	(672,844)	19,080,506
Accumulated depreciation	(9,704,036)	—	(1,664,521)	594,092	(10,774,465)
	$8,509,971	$526,000	$(651,178)	$(78,752)	$8,306,041

	December 31, 2019	Acquisitions	Additions	Deletions	December 31, 2020
Property, equipment and sales floor	$9,913,753	$293,054	$299,798	$(1,180,833)	$9,325,772
Software	1,884,481	—	276,627	—	2,161,108
Building - owned	5,488,222	—	38,905	—	5,527,127
Land	1,200,000	—	—	—	1,200,000
	18,486,456	293,054	615,330	(1,180,833)	18,214,007
Accumulated depreciation	(8,593,634)	—	(1,942,084)	831,682	(9,704,036)
	$9,892,822	$293,054	$(1,326,754)	$(349,151)	$8,509,971

As of December 31, 2021, estimated future depreciation expense for property and equipment (in thousands) was as follows:

2022		$1,330
2023		929
2024		681
2025		468
2026		341
Thereafter		4,557
	$8,306

9. Leases –

The Company has many retail and office space lease agreements and insignificant equipment lease agreements which are accounted for as operating leases. The real property leases typically are for three- to five-year terms with many containing options for similar renewal periods. One lease, however, under our manufacturing segment, extends through March 2035.

Total components of operating lease expense (in thousands) was as follows:

	2021	2020
Operating lease expense	$6,794	$6,705
Variable lease expense	1,942	2,365
Total lease expense	$8,736	$9,070

Other information related to operating leases as of December 31 was as follows:

	2021	2020
Weighted average remaining lease term, in years	5.81	6.49

Weighted average discount rate	4.4%	4.8%

Future minimum lease payments under operating leases as of December 31, 2021 (in thousands) were as follows:

2022	$6,314
2023	4,349
2024	2,466
2025	1,243
2026	763
Thereafter	3,733
Total minimum lease payments	18,868
Less: Imputed interest	(2,076)
Total present value of minimum lease payments	$16,792
Current portion operating lease liabilities	$5,725
Non-Current operating lease liabilities	11,067
Total operating lease liabilities	$16,792

Notes to Consolidated Financial Statements (continued)

10.       Goodwill and Intangible Assets –

During the fourth quarter of 2021, the Company completed the annual impairment assessments for goodwill and intangible assets, determining there was no impairment.

A rollforward of the carrying amount of goodwill is as follows:

	Cellular Retail Segment	Direct to Consumer Segment	Consumer Finance Segment	Total
Balance December 31, 2019
Goodwill	$5,765,284	$31,244	$7,559,063	$13,355,591
Accumulated impairment losses	—	—	(7,559,063)	(7,559,063)
Goodwill, net of impairment losses	5,765,284	31,244	—	5,796,528
2020 Activity:
Goodwill acquired during year	—	—	—	—
Impairment losses	—	—	—	—
Balance December 31, 2020
Goodwill	5,765,284	31,244	7,559,063	13,355,591
Accumulated impairment losses	—	—	(7,559,063)	(7,559,063)
Goodwill, net of impairment losses	5,765,284	31,244	—	5,796,528
2021 Activity:
Goodwill acquired during year	—	—	—	—
Impairment losses	—	—	—	—
Balance December 31, 2021
Goodwill	5,765,284	31,244	7,559,063	13,355,591
Accumulated impairment losses	—	—	(7,559,063)	(7,559,063)
Goodwill, net of impairment losses	$5,765,284	$31,244	$—	$5,796,528

A rollforward of the Company’s intangible assets is as follows:

	December 31, 2020	Acquisitions	Additions	Deletions	December 31, 2021
Customer relationships	$7,727,054	$4,411,700	$—	$(2,500)	$12,136,254
Other	242,660	—	—	—	242,660
Amortizable Intangible assets	7,969,714	4,411,700	—	(2,500)	12,378,914
Less accumulated amortization	(4,383,795)	—	(838,718)	—	(5,222,513)
Net Amortizable Intangible Assets	3,585,919	4,411,700	(838,718)	(2,500)	7,156,401
Non-amortizable trademarks	—	—	—	—	—
Intangible Assets, net	$3,585,919	$4,411,700	$(838,718)	$(2,500)	$7,156,401

	December 31, 2019	Acquisitions	Additions	Deletions	December 31, 2020
Customer relationships	$10,002,031	$234,017	$—	$(2,508,994)	$7,727,054
Other	242,660	—	—	—	242,660
Amortizable Intangible assets	10,244,691	234,017	—	(2,508,994)	7,969,714
Less accumulated amortization	(6,190,133)	—	(702,656)	2,508,994	(4,383,795)
Net Amortizable Intangible Assets	4,054,558	234,017	(702,656)	—	3,585,919
Non-amortizable trademarks	—	—	—	—	—
Intangible Assets, net	$4,054,558	$234,017	$(702,656)	$—	$3,585,919

As of December 31, 2021, estimated future amortization expense for the amortizable intangible assets (in thousands) is as follows:

2022	$1,226
2023	1,140
2024	1,048
2025	951
2026	878
Thereafter	1,913
$7,156

11.       Other Loans Receivable – Non-Current –

The Company has two non-current loans receivable from noncontrolling interests. The loans include a 5% annual interest rate, include no prepayment penalties and the Company, at its option, has the right to apply non-tax related distributions to the outstanding balances.

12.       Contract and Other Liabilities –

Contract and other liabilities consisted of the following:

	December 31,
	2021	2020
Deferred financing fees	$118,252	$113,255
Customer deposits, merchandise credits and gift card liability	999,805	661,370
Total	$1,118,057	$774,625

Notes to Consolidated Financial Statements (continued)

13.       Notes Payable – Long Term –

The Company’s long-term debt was as follows:

	December 31,
	2021	2020
Bank revolving loan	$1,173,098	$—
Subordinated loans – related parties	—	596,602
Note payable – related party	2,250,000	2,513,546
Total	3,423,098	3,110,148
Less current maturities	(1,423,098)	—
	$2,000,000	$3,110,148

Future minimum long-term principal payments are as follows:

Year 1	$1,423,098
Year 2	250,000
Year 3	250,000
Year 4	250,000
Year 5	250,000
Thereafter	1,000,000
Total	$3,423,098

Bank Revolving Loan

On October 22, 2010 SAI obtained a senior credit facility (“Revolving Loan”) with a bank. The Revolving Loan, as previously amended, had a credit limit of up to $4,500,000 based on percentages of eligible inventory, an interest rate of LIBOR plus 4.5% (4.625% at December 31, 2021), and a maturity date of October 21, 2021, and contained certain restrictive financial covenants. SAI entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with its senior lender on April 8, 2021. The Credit Agreement modified the revolving line of credit limit to $2.5 million based on an inventory and receivables availability, and subjects SAI to various covenants, including a minimum Fixed Charge Coverage ratio and maximum Senior Funded Debt to EBITDA ratio. The Commercial Promissory Note associated with the Credit Agreement has a maturity date of April 30, 2022. The Revolving Loan, as amended, continues to be secured by substantially all assets of SAI.

Subordinated Loans – Related Parties

On August 6, 2010 SAI executed secured subordinated promissory notes (“Subordinated Loans”) to borrow $1,350,000 from parties that were majority shareholders of SAI until the Merger Transaction on January 8, 2021. The notes, as amended, included interest at

Note Payable – Related Party

SAI was party to a Management and Advisory Agreement dated August 6, 2010, as amended April 1, 2012, with Blackstreet Capital Management, LLC (“Blackstreet”) under which Blackstreet provided certain financial, managerial, strategic and operating advice and assistance. The agreement required SAI to pay Blackstreet a fee in an amount equal to the greater of (i) $250,000 (subject to annual increases of five percent) or (ii) five percent of SAI’s “EBITDA” as defined under the agreement. As of December 31, 2020, SAI owed Blackstreet $2,513,546 of accrued fees under the agreement. On January 8, 2021, pursuant to the Merger Transaction, the agreement was terminated, $13,546 of the accrued fees were paid to Blackstreet, and the remaining $2,500,000 was converted into a note payable to Blackstreet. The note is payable in ten consecutive annual lump sum installments of $250,000, without interest thereon, commencing on January 31, 2021, is unsecured and is guaranteed by the Company. The accrued liability converted to a note is presented herein retrospectively to furnish comparative information.

Notes to Consolidated Financial Statements (continued)

14.       Income Taxes –

The Company’s provision for income tax expense (benefit) was as follows for the year ended December 31:

	2021		2020
Current:
Federal		$2,881,000		$2,331,000
State		696,000		521,305
		3,577,000		2,852,305

Deferred:
Federal		(83,000)		23,000
State		(20,000)		9,000
		(103,000)		32,000

	$3,474,000		$2,884,305

Deferred income tax assets (liabilities) are summarized as follows:

	December 31,
	2021	2020
Allowance for accounts and loans receivable	$108,000	$90,000
Inventory capitalization	59,000	61,000
Inventory reserve	312,000	210,000
Accrued expenses	676,000	730,000
Prepaid expense	(54,000)	(149,000)
Property and equipment	(497,000)	(539,000)
Goodwill and intangible assets	(247,000)	(149,000)

Net deferred income tax asset	$357,000	$254,000

Reconciliations from the statutory federal income tax rate to the effective income tax rate are as follows for the year ended December 31:

	2021	2020
Income tax expense using the statutory federal rate of 21%	$3,509,000	$2,803,000
State income taxes, net of federal benefit	713,000	495,305
Non-deductible meals and entertainment	1,000	7,000
Noncontrolling interests’ passthrough income	(758,000)	(504,000)
Other non-deductible expenses	9,000	83,000

Income tax expense	$3,474,000	$2,884,305

It is the Company’s practice to recognize penalties and/or interest related to income tax matters in interest expense. As of December 31, 2021 and December 31, 2020, the Company had an immaterial amount of accrued interest and penalties.

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

Management has analyzed the tax positions taken by the Company and has concluded that as of December 31, 2021, there are no uncertain positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements. The Company is subject to routine audits by taxing jurisdictions. Currently the Company has no federal or state audits in progress. Management believes the Company is no longer subject to income tax examinations for years prior to 2018.

15.       Equity –

WCR 2015 Stock Incentive Plan

Effective February 6, 2015, the Board of Directors adopted the Company’s 2015 Stock Incentive Plan, allowing 100,000 options to be granted. As of December 31, 2021 and December 31, 2020, 65,000 options had been granted and 35,000 are available under the plan.

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

Notes to Consolidated Financial Statements (continued)

The 2015 Stock Incentive plan permits the granting of incentives in any one or a combination of the following forms:

●	stock options, including options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, as “qualified” or “incentive” stock options;
●	stock appreciation rights (often referred to as “SARs”) payable in shares of common stock;
●	restricted stock and restricted stock units;
●	performance awards of cash, stock or property; and
●	stock awards.

The following table summarizes nonvested stock option awards outstanding as of December 31, 2021 and the changes for the year then ended:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding and nonvested at December 31, 2020	—	$—		$—
Granted	—	—		—
Vested	—	—		—
Forfeited	—	—		—
Outstanding and nonvested at December 31, 2021	—	$—		$—

Exercisable at December 31, 2021 and December 31, 2020	65,000	$6.00	3.11	$100,750

The vested options were granted on February 9, 2015 and have a contract life of ten years. As of December 31, 2021, there was no remaining unrecognized stock-based compensation expense.

Share Repurchase Program

The Board of Directors authorized a share repurchase program under which the Company may repurchase up to $4 million of common stock. Repurchases may be made from time to time on the open market or through privately negotiated transactions. As of December 31, 2021, the available balance of share repurchasing authority was approximately $0.18 million.

16.       Dividends –

Our Board of Directors declared the following dividends payable in 2021:

Date Declared	Record Date	Dividend Per Share	Payment Date	Dividend Paid
February 15, 2021	February 23, 2021	$0.025	March 5, 2021	$231,248
May 6, 2021	May 21, 2021	$0.025	June 4, 2021	$231,248
August 5, 2021	August 24, 2021	$0.025	September 3, 2021	$231,248
November 4, 2021	November 22, 2021	$0.025	December 3, 2021	$228,240

17.       Revenue –

Cellular Retail

Compensation from Cricket Wireless – As a Cricket Wireless authorized retailer, we earn compensation from Cricket Wireless for activating a new customer on the Cricket Wireless network and activating new devices for existing Cricket Wireless customers (“back-end compensation”) and upon an existing Cricket Wireless customer whom we originally activated on the Cricket Wireless GSM network making a continuing service payment (“CSP”). Compensation from Cricket Wireless in 2021 and 2020 was $35.72 million and $33.79 million, respectively.

Cellular Retail revenues are recognized per ASC 606 and consist of the following:

●	Merchandise – merchandise sales, which exclude sales taxes, reflect the transaction price at point of sale when payment is received or receivable, the customer takes control of the merchandise and, applicable to devices, the device has been activated on the Cricket Wireless network. The sale and activation of a wireless device also correlates to the recording of back-end compensation from Cricket Wireless. Sales returns are not material to our financial statements. Merchandise revenue, which included back-end compensation from Cricket Wireless, from Cellular Retail in 2021 and 2020 was $79.2 million and $65.1 million, respectively, and is recorded in sales and associated fees in the income statement.

●	Other revenue – services revenue from customer paid fees is recorded at point of sale when payment is received and the customer receives the benefit of the service. CSP compensation from Cricket Wireless is recorded as of the time certain Cricket Wireless customers make a service payment, as reported to us by Cricket Wireless. Other revenue from Cellular Retail in 2021 and 2020 was $22.7 million and $20.1 million, respectively.

Notes to Consolidated Financial Statements (continued)

Direct to Consumer

Direct to Consumer revenue is recognized per ASC 606 and consists of the following:

●	Merchandise – merchandise sales, which exclude sales taxes, reflect the transaction price when product is shipped to customers, FOB shipping point, reduced by variable consideration. Shipping and handling fees are also included in total net sales. Variable consideration is comprised of estimated future returns and merchandise credits which are estimated based primarily on historical rates and sales levels. Merchandise revenue from Direct to Consumer in 2021 and 2020 was $43.3 million and $42.1 million, respectively.

Manufacturing

Manufacturing revenue is recognized per ASC 606 and consists of the following:

●	Merchandise – merchandise sales, which exclude sales taxes, reflect the transaction price when product is shipped to customers, FOB shipping point, reduced by variable consideration. Outbound freight charges billed to customers are an offset to outbound freight costs which is included in cost of sales. Variable consideration is comprised of estimated future warranty costs and volume rebates which are estimated based primarily on historical rates and sales levels. Merchandise revenue from Manufacturing in 2021 and 2020 was $13.0 million and $14.9 million, respectively.

Consumer Finance

Consumer Finance revenues from merchandise sales are recognized per ASC 606 and consist of the following:

●	Merchandise – merchandise sales, which exclude sales taxes, reflects the transaction price at point of sale in our pawn stores when payment in full is received and the customer takes control of the merchandise. Sales returns are not material to our financial statements. Merchandise revenue from Consumer Finance in 2021 and 2020 was $1.5 and $1.4 million, respectively.

●	Other revenue – services revenue from customer paid fees for ancillary services is recorded at point of sale when payment is received and the customer receives the benefit of the service. Other revenue from Consumer Finance retail in 2021 and 2020 was $0.3 and $0.3 million, respectively.

Consumer finance revenue from loan fees and interest is recognized per ASC 825 and consists of the following:

●	Loan fees and interest – loan fees and interest on cash advance loans are recognized on a constant-yield basis ratably over a loan’s term. Installment loan fees and interest are recognized using the interest method, except that installment loan origination fees are recognized as they become non-refundable and installment loan maintenance fees are recognized when earned. The Company recognizes fees on pawn loans on a constant-yield basis ratably over the loans’ terms, less an estimated amount for expected forfeited pawn loans which is based on historical forfeiture rates. Loan and interest fees from consumer finance in 2021 and 2020 was $4.2 million and $6.0 million, respectively.

See Note 20, “Segment Information,” for disaggregation of revenue by segment.

18.       Other Operating Expenses –

A breakout of other operating expenses is as follows for the year ended December 31:

	2021		2020
Bank fees		$2,610,213		$2,543,202
Collection costs		265,496		319,624
Insurance		897,866		874,392
Management and advisory fees		1,219,529		1,415,511
Professional and consulting fees		1,681,485		1,608,681
Supplies		807,429		828,974
Loss on disposal		14,607		916,985
Other		2,596,171		2,863,837
	$10,092,796		$11,371,206

19.       Acquisitions –

Cellular Retail Acquisition

On September 9, 2021, the Company’s Cellular Retail segment completed a transaction to acquire 25 Cricket Wireless retail stores from another authorized Cricket retailer. In 2020, the Company’s Cellular Retail segment completed numerous small Cricket retail location transactions.

Notes to Consolidated Financial Statements (continued)

The purchase price calculation (in thousands) was as follows:

	2021		2020
Cash		$5,000		$568
Purchase price reconciliation		(308)		—
	$4,692		$568

The assets acquired and liabilities assumed (in thousands) were recorded at their estimated fair values as of the purchase date as follows:

	2021		2020
Cash		$5		$2
Inventory		160		82
Property and equipment		526		272
Intangible assets		4,412		234
Operating lease right-of-use assets		1,419		1,178
Other assets		47		33
Other liabilities		(458)		(55)
Operating lease liabilities		(1,419)		(1,178)
	$4,692		$568

20.       Segment Information –

The Company has grouped its operations into five segments – Cellular Retail, Direct to Consumer, Manufacturing, Consumer Finance and Corporate. The Cellular Retail segment is an authorized retailer for Cricket Wireless selling cellular phones and accessories, ancillary services and serving as a payment center for customers. The Direct to Consumer segment consists of a branded online and direct marketing distribution retailer with product offerings including live plants, seeds, holiday gifts and garden accessories selling its products under Park Seed, Jackson & Perkins and Wayside Gardens brand names and home improvement and restoration products operating as Van Dyke’s Restorers as well as a wholesaler under the Park Wholesale brand. Our manufacturing segment consists of a manufacturer of lawn and garden power equipment and emergency safety shelters selling products primarily under the Swisher brand name and also providing turn-key manufacturing services to third parties. The Consumer Finance segment provides financial and ancillary services. The Corporate segment includes the parent company activities, inclusive of the acquisitions department and management of acquired subsidiaries.

Segment information related to the year ended December 31, 2021 and 2020 is as follows:

December 31, 2021 (in thousands)
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Corporate	Total

Revenue from external customers	$101,887	$43,335	$12,963	$1,793	$—	$159,978
Fees and interest income	$—	$—	$—	$4,167	$—	$4,167
Total revenue	$101,887	$43,335	$12,963	$5,960	$—	$164,145
Depreciation and amortization	$1,981	$456	$5	$11	$1	$2,454
Interest expense	$—	$—	$65	$—	$—	$65
Income tax expense (benefit)	$2,134	$1,421	$120	$239	$(440)	$3,474
Net income (loss)	$9,117	$4,648	$319	$665	$(1,511)	$13,238
Total segment assets	$44,225	$16,079	$10,286	$6,809	$38,799	$116,198
Expenditures for segmented assets	$7,247	$361	$15	$10	$—	$7,633

December 31, 2020 (in thousands)
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Corporate	Total

Revenue from external customers	$85,209	$42,114	$14,890	$1,784	$—	$143,997
Fees and interest income	$—	$—	$—	$5,959	$—	$5,959
Total revenue	$85,209	$42,114	$14,890	$7,743	$—	$149,956
Depreciation and amortization	$2,014	$531	$11	$20	$4	$2,580
Interest expense	$41	$—	$159	$—	$—	$200
Income tax expense (benefit)	$1,474	$1,456	$94	$162	$(302)	$2,884
Net income (loss)	$5,934	$4,947	$154	$440	$(1,073)	$10,402
Total segment assets	$35,347	$15,778	$9,889	$6,720	$35,408	$103,142
Expenditures for segmented assets	$746	$358	$135	$—	$—	$1,239

Notes to Consolidated Financial Statements (continued)

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

Pursuant to the numerous employment agreements, bonuses of $2.1 million and $1.9 million were accrued for the year ended December 31, 2021 and 2020, respectively.

Legal Proceedings

The Company is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. The Company does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

22.       Management and Advisory Agreement –

The Company is party to a Second Amended and Restated Management and Advisory Agreement dated November 1, 2017 with Blackstreet under which Blackstreet provides certain financial, managerial, strategic and operating advice and assistance to the Company. The agreement requires the Company to pay Blackstreet a fee in an amount equal to $400,000 upon the closing of an acquisition in consideration for Blackstreet’s referral to the Company of such acquisition opportunity, and Blackstreet’s assistance in the performance of due diligence services relating thereto. The annual fees under the agreement equal the greater of (i) $674,840 (subject to annual increases of five percent) or (ii) five percent of Western Capital’s “EBITDA” as defined under the agreement. Finally, the agreement may only be terminated by mutual consent of the parties. Upon any termination, the Company shall pay a termination fee equal to three times the previous 12-month annual fee. The annual management and advisory fees related to the management and advisory agreement with Blackstreet for the years ended December 31, 2021 and 2020 were $1,006,429 and $871,912, respectively, and the balances due Blackstreet as of December 31, 2021 and 2020 were $256,554 and $100,000, respectively.

Prior to the merger with SAI on January 8, 2021, SAI was also party to a Management and Advisory Agreement dated August 6, 2010, as amended April 1, 2012, with Blackstreet. See Note 13, “Notes Payable - Long Term” for additional information.

23.       Committees of the Board of Directors –

The Board of Directors has appointed Mr. Ellery Roberts to various committees of the Board.  Annual Director and committee fees expense was $73,500 and $62,000 for the year ended December 31, 2021 and 2020, respectively.

24.       Related Party Transactions –

Leases

The Company leases or leased three properties from an officer of the Company and another party under operating leases during the years ended December 31, 2021 and 2020, one that required monthly lease payments of $1,680 (property disposed of in 2020), one that required monthly lease payments of $1,200 (lease terminated in 2020), and one that has a term expiring in November 2022, requiring monthly lease payments of $5,500.

On August 31, 2011, the Company entered into two operating leases for property owned by Ladary, LLC (“Ladary”).  Ladary, which acquired the two properties in foreclosure sales, is partially owned by the Chief Executive Officer and Chief Financial Officer of the Company, two current or past directors and one employee of the management company that manages the Company’s largest shareholder.  One lease, which replaced an earlier lease that the Company had entered into with the prior landlord, is currently month-to-month, requiring monthly lease payments of $2,310, and is on terms and conditions substantially similar to those contained in the replaced lease. In 2018, Ladary sold the properties subject to the second lease agreement and acquired another in which the Company had two existing leases in place. The leases that the Company had entered into with the prior landlord have five-year terms, with the current lease term expiring in 2025, has one five-year extension option available to the company and currently require aggregate monthly lease payments of $7,141.

Annual rent expense to related parties for the retail locations for 2021 and 2020 was approximately $179,000 and $208,000, respectively.

Notes to Consolidated Financial Statements (continued)

25.       Earnings Per Share –

The following table shows a reconciliation of the numerators and denominators of basic and diluted earnings per share:

	December 31, 2021	December 31, 2020
Numerators
Net Income attributable to Western common shareholders	$10,306,735	$8,213,222
Retroactive adjustment due to merger of entities under common control	—	153,505
Net Income attributable to Western common shareholders	$10,306,735	$8,366,727

Denominators
Weighted average number of common shares outstanding	9,204,335	9,099,524
Retroactive adjustment - share issued January 8, 2021	—	408,000
Weighted average number of common shares outstanding	9,204,355	9,507,524
Dilutive potential common shares - stock options (treasury method)	10,833	—
Denominator for diluted earnings per share	$9,215,168	$9,507,524

Basic earnings per share attributable to Western common shareholders	$1.12	$0.88
Diluted earnings per share attributable to Western common shareholders	$1.12	$0.88

26.       Subsequent Events –

Dividend

Our Board of Directors declared the following dividends payable in 2022:

Date Declared	Record Date	Dividend Per Share	Payment Date
February 15, 2022	March 1, 2022	$0.025	March 11, 2022

Acquisitions

On March 11, 2022, our Cellular Retail segment entered into a series of definitive agreements to purchase 80% of another Cricket Wireless Authorized Retailer, an operator of 53 Cricket Wireless locations in Missouri and several other states.

On January 14, 2022, the Company’s Direct to Consumer segment acquired and assumed certain assets and liabilities of From Seed to Spoon, LLC, developer and owner of the From Seed to Spoon App. The purchase price was $1,150,000 in cash, subject to typical post-closing adjustments.

We evaluated all events or transactions that occurred after December 31, 2021 up through the date we issued these financial statements. During this period we did not have any other material subsequent events that impacted our financial statements.

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

As of December 31, 2021, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2021.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2021 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021. Sadler, Gibb & and Associates, LLC, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2021.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the fiscal year covered by this report that materially affected, or were reasonably likely to materially affect such controls.

ITEM 9B    OTHER INFORMATION

None.

ITEM 9C    DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Our Board of Directors consists of Richard E. Miller, Ellery Roberts, Kevin Kuby, Jack Myers and John Quandahl. The following table sets forth the name and position of each of our current directors and executive officers.

Name	Age	Positions
John Quandahl	55	Chief Executive Officer, Chief Operating Officer and Director
Angel Donchev	40	Chief Financial Officer, Chief Investment Officer
Steve Irlbeck	57	Secretary
Ellery Roberts	51	Director
Richard Miller	75	Director
Kevin Kuby	53	Director
Jack Myers	30	Director

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

Richard Miller is an independent business consultant.  Previously, Mr. Miller was Chief Executive Officer of Pirelli Tire North America, a $120 million tire manufacturer, and Chief Executive Officer of Dunn Tire Corporation, a $25 million regional tire retailer.  Prior experience also includes senior operating positions with Dunlop Tire.  Mr. Miller has served as Executive Chairman of True Home Value, Inc., and currently serves as Chairman of Swisher Acquisition, Inc. ― a subsidiary of the Company.  Mr. Miller is a decorated former Marine Captain and holds a BA from Chapman College in California. Mr. Miller previously served as our Chairman of the Board from 2010 to 2015.

Ellery Roberts was appointed by the Board of Directors to serve as a director on May 10, 2010. Mr. Roberts brings over 20 years of private equity investing experience to our company. Mr. Roberts has been the Chairman and Chief Executive Officer of 1847 Holdings LLC since its inception on January 22, 2013 and is the Executive Chairman of 1847 Goedeker, Inc. Prior to the formation of 1847 Holdings LLC, Mr. Roberts served as the managing member of The 1847 Companies LLC, a buyer and operator of two lower-middle market businesses recapitalized in 2012. Prior to The 1847 Companies, LLC, Mr. Roberts was the co-founder and was co-managing principal from October 2009 to June 2011 of RW Capital Partners LLC, the recipient of a “Green Light” letter from the U.S. Small Business Administration (SBA). Mr. Roberts was a founding member of Parallel Investment Partners, LP (formerly SKM Growth Investors, LP), or Parallel, a Dallas-based private equity fund focused on re-capitalizations, buyouts and growth capital investments in lower middle market companies throughout the United States. During his tenure at Parallel, Mr. Roberts held the position of Managing Director from January 2004 to September 2009, Vice President from January 2003 to December 2003 and Senior Associate from January 2000 to December 2002. Mr. Roberts was responsible for approximately $400 million in invested capital across two funds. Also during his tenure with Parallel, Mr. Roberts sat on the boards of Environmental Lighting Concepts, Hat World Corporation, Senex Financial Corporation, Builders TradeSource Corporation, Action Sports, Weisman Discount Home Centers, Winnercom, Mealey’s Furniture, Regional Management Corporation, Marmalade Cafes, and Diesel Service and Supply (all of which are private companies).

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

Kevin Kuby was appointed to the Board of Directors on July 1, 2015 at the direction of BC Alpha Holdings I, consistent with certain director-appointment rights granted to that company in the AlphaGraphics Merger Agreement. Mr. Kuby serves as the Managing Director of Restructuring for Blackstreet Capital Management, LLC, Executive Vice President and Chief Restructuring Officer of Blackstreet Capital Holdings, LLC, and Executive Vice President – Operations for Black Bear Sports Group, Inc. Mr. Kuby joined Blackstreet in 2012. Prior to joining Blackstreet, Mr. Kuby previously worked for Alvarez & Marsal, FTI Consulting and for PricewaterhouseCoopers in their business restructuring practices. Currently, Mr. Kuby sits on the Board of Directors of Red Apple Stores ULC, AWE, ThinkDirect Marketing Group, Northern Brewer, IMarketing, Cartesian, Inc., Mom 365, Inc., Ice Rink Holdings, Inc. and NSA Media Group, Inc. Mr. Kuby received an MBA from the University of Chicago and a B.A. in Economics from the University of Illinois – Urbana / Champaign.

Jack Myers, CFA, was appointed to the Board of Directors on August 28, 2019 at the direction of BC Alpha Holdings I, consistent with certain director-appointment rights granted to that company in the Alpha Graphics Merger Agreement. Mr. Myers is a Vice President at Blackstreet Capital Management, LLC and Blackstreet Capital Holdings, LLC. From 2013 to 2017, Mr. Myers worked as an Associate and an Analyst in the investment banking division of FBR & Co. where he gained experience in public and private equity offerings as well as M&A transactions in a variety of industries. Mr. Myers graduated cum laude from Wake Forest University with a B.S. in Finance and is a CFA charterholder. Mr. Myers also serves on the Board of Directors of AWE Acquisition, Inc., NSA Media Holdings, Inc., Cartesian Holdings, Inc., Mom365 Holdings Corp., Northern Brewer, LLC, and Red Apple Stores ULC.

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

CODE OF ETHICS

We have adopted a Code of Ethics that governs the conduct of our officers, directors and employees in order to promote honesty, integrity, loyalty and the accuracy of our financial statements. A copy of the Code of Ethics is incorporated by reference to Exhibit 14 to our annual report on Form 10-K filed on March 29, 2022. You may obtain a copy of the Code of Ethics without charge by writing us and requesting a copy, attention: John Quandahl, 11550 “I” Street, Omaha, Nebraska 68137. You may also request a copy by calling us at (402) 551-8888.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us by our officers and directors and by WCR, LLC and BC Alpha Holdings I, LLC and their affiliates, we believe that all such filings were filed on a timely basis for fiscal year 2021.

ITEM 11    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of Western Capital during the year ended December 31, 2021; and (ii) each other individual that served as an executive officer of Western Capital at the conclusion of the year ended December 31, 2021 and who received more than $100,000 in the form of salary and bonus during such fiscal year. For purposes of this report, these individuals are collectively referred to as our “named executives.”

Name and Principal Position		Salary	Bonus	Total
John Quandahl (1)	2021	$340,800	$295,000	$635,800
Pres. and Chief Executive Officer	2020	$330,000	$225,000	$555,000
Angel Donchev (2)	2021	$310,800	$200,000	$510,800
Chief Financial Officer, Chief Investment Officer	2020	$300,000	$135,000	$435,000
Steve Irlbeck (3)	2021	$255,000	$240,000	$495,000
Secretary	2020	$245,000	$180,000	$425,000

(1)	Mr. Quandahl is our President and Chief Executive Officer (appointed January 1, 2009) and our Chief Operating Officer (appointed November 29, 2007).

(2)	Mr. Donchev serves as our Chief Financial Officer (appointed on August 16, 2017) and Chief Investment Officer (appointed February 2015).

(3)	Mr. Irlbeck currently serves as our Secretary (appointed August 16, 2017) and as Chief Financial Officer of certain subsidiaries. Mr. Irlbeck served as our Chief Financial Officer from May 10, 2011 to August 16, 2017.

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

COMPENSATION OF DIRECTORS

Name and Principal Position		Compensation	Other Annual Compensation	Total
Richard Miller (1)	2021	$—	$100,000	$100,000
Director	2020	$—	$100,000	$100,000
Ellery Roberts (2)	2021	$73,500	$—	$73,500
Director	2020	$67,000	$—	$67,000
Kevin Kuby	2021	$—	$—	$—
Director	2020	$—	$—	$—
Jack Myers	2021	$—	$—	$—
Director	2020	$—	$—	$—

(1)	Mr. Miller provides management consulting services to the Company in addition to his services as a director of the Board. In accordance with the consulting agreement, his compensation is $100,000 per year.

(2)	Mr. Roberts serves on the Audit, Compensation and Special Committees of the Board of Directors. In connection with this service, the Board of Directors approved the payment of compensation.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The table below sets forth certain information, as of the close of business on December 31, 2021, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the close of business on March 29, 2022, we had outstanding 9,108,053 shares of common stock. Each share of capital stock is currently entitled to one vote on all matters put to a vote of our shareholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 29, 2022, by:

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

Name and Address	Common Shares Beneficially Owned (1)	Percentage of Common Shares (1)
Richard Miller	108,967	1.19%
Ellery Roberts	—	—%
Kevin Kuby	—	—%
Jack Myers	—	—%
John Quandahl	30,000	* %
Steve Irlbeck	10,000	* %
Angel Donchev (2)	136,600	1.49%
All current executive officers and directors as a group (3)	285,567	3.11%
Blackstreet Capital Advisors II, LLC and affiliates (4) c/o Blackstreet Capital Management, LLC 7250 Woodmont Avenue Suite #210 Bethesda, MD 20814	6,837,216	74.5%

* less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Includes 65,000 shares that may be purchased under options that were exercisable on, or will be exercisable within 60 days of March 29, 2022.

(3)	Consists of Messrs. Miller, Roberts, Kuby, Quandahl, Irlbeck, Donchev, and Myers.

(4)	Share figures contained in the table are taken from the most recent filing under §13 of the Securities Exchange Act of 1934 of Blackstreet Capital Advisors II, LLC and its affiliates, WCR, LLC, BCP 2 WCR, LLC, Blackstreet Capital Partners (QP) II, L.P., Blackstreet Capital Advisors, LLC, BC Alpha Holdings I, LLC, BCP II Swisher, LLC, Blackstreet Capital Investors, LLC, Blackstreet Capital Management, LLC, Swisher Investments, LLC and Murry N. Gunty, filed on April 12, 2021.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees we were billed for audit and non-audit services rendered for fiscal years 2021 and 2020. Sadler, Gibb & Associates, LLC reviewed our quarterly filings and audited the Company’s consolidated financial statements for the year 2021 and 2020.

Independent Registered Public Accounting Firm Fees
	2021	2020
Audit Fees	$160,000	$130,000
Audit-Related Fees	—	—
Tax Fees	85,000	—
All Other Fees	—	—

Total	$245,000	$130,000

Our auditor Sadler, Gibb & Associates, LLC did not perform any other audit-related or other services for fees during either of fiscal 2021 or 2020.

Audit Fees. The fees identified under this caption were for professional fees rendered in connection with the audit of our annual consolidated financial statements, review of our quarterly condensed consolidated financial statements and statutory and regulatory filings and engagements for the years identified.

Tax Fees. The fees identified under this caption were for professional fees rendered in connection with the preparation of 2020 income tax returns.

Approval Policy. Our Audit Committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firms in years ended 2021 and 2020 were pre-approved by the Audit Committee.

PART IV

ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

ITEM 16    FORM 10-K SUMMARY

Not applicable.

EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation, filed with the Delaware Secretary of State on May 11, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on May 17, 2016).
3.2	Bylaws effective May 11, 2016 (incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed on May 17, 2016).
4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the registrant’s annual report on Form 10-K filed on March 31, 2021).
10.1	2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 9, 2015).
10.2	Form of Stock Option Agreement for use with 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on February 9, 2015).
10.3	Consulting Agreement with Ric Miller Consulting, Inc. dated as of April 1, 2010 (incorporated by reference to Exhibit 10.17 to the registrant’s annual report on Form 10-K filed on March 30, 2012).
10.4	Employment Agreement with John Quandahl dated as of November 1, 2019 (incorporated by reference to Exhibit 10.4 to the registrant’s annual report on Form 10-K filed on March 30, 2020).
10.5	Second Amended and Restated Management and Advisory Agreement with Blackstreet Capital Management, LLC, effective as of November 1, 2017 (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed on November 14, 2017).
14	Code of Ethics (amended and restated as of February 15, 2021) (filed herewith).
21	List of Subsidiaries (filed herewith).
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Schema Document (filed herewith).
101.CAL	XBRL Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Definition Linkbase Document (filed herewith).
101.LAB	XBRL Label Linkbase Document (filed herewith).
101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Capital Resources, Inc.

/s/ John Quandahl	3/29/22
John Quandahl

Chief Executive Officer

/s/ Angel Donchev	3/29/22
Angel Donchev

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Quandahl	3/29/22	/s/ Ellery Roberts	3/29/22
John Quandahl, Director, Chief Executive Officer, Chief Operating Officer (principal executive officer)		Ellery Roberts, Director

/s/ Angel Donchev	3/29/22	/s/ Richard Miller	3/29/22
Angel Donchev, Chief Financial Officer (principal financial officer and principal accounting officer)		Richard Miller, Director

/s/ Kevin Kuby	3/29/22	/s/ Jack Myers	3/29/22
Kevin Kuby, Director		Jack Myers, Director