Form 10-Q
period 2022-03-31
WESTERN CAPITAL RESOURCES, INC.
filed 2022-05-13
CIK 1363958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

Yes ☐ No ☑

As of May 13, 2022, the registrant had outstanding 9,108,053 shares of common stock, $0.0001 par value per share.

Western Capital Resources, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$30,918,475	$43,015,095
Short-term investments	26,715,678	14,376,274
Loans receivable (net of allowance for credit losses of $399,000 and $384,000, respectively)	1,849,308	1,980,322
Accounts receivable (net of allowance for credit losses of $57,500 and $34,500, respectively)	3,424,239	1,333,277
Inventories (less reserve of $1,478,000 and $1,424,000, respectively)	16,531,014	13,915,857
Prepaid income taxes	-	189,632
Prepaid expenses and other	3,434,457	2,515,999
TOTAL CURRENT ASSETS	82,873,171	77,326,456

Property and equipment, net	7,956,700	8,306,041
Operating lease right-of-use assets	16,374,663	16,489,185
Intangible assets, net	7,942,218	7,156,401
Deferred income taxes	345,000	357,000
Other loans receivable	195,914	273,342
Other	509,070	492,719
Goodwill	5,796,528	5,796,528

TOTAL ASSETS	$121,993,264	$116,197,672

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$13,020,259	$10,896,353
Accrued payroll	2,351,631	4,041,242
Current portion operating lease liabilities	5,590,344	5,724,564
Other current liabilities	1,934,750	1,769,192
Income taxes payable	1,136,492	-
Current portion long-term debt	2,150,196	1,423,098
Contract and other liabilities	727,288	1,118,057
TOTAL CURRENT LIABILITIES	26,910,960	24,972,506

LONG-TERM LIABILITIES
Notes payable, net of current portion	1,835,263	2,000,000
Operating lease liabilities, net of current portion	11,063,608	11,067,515
TOTAL LONG-TERM LIABILITIES	12,898,871	13,067,515

TOTAL LIABILITIES	39,809,831	38,040,021

COMMITMENTS AND CONTINGENCIES (Note 12)	-	-

EQUITY

WESTERN SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 12,500,000 shares authorized, 9,108,053 shares issued and outstanding as of March 31, 2022 and December 31, 2021	911	911
Additional paid-in capital	29,562,271	29,562,271
Retained earnings	50,816,333	46,862,154
TOTAL WESTERN SHAREHOLDERS’ EQUITY	80,379,515	76,425,336
Noncontrolling interests	1,803,918	1,732,315

TOTAL EQUITY	82,183,433	78,157,651

TOTAL LIABILITIES AND EQUITY	$121,993,264	$116,197,672

See notes to condensed consolidated financial statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
REVENUES
Sales and associated fees	$39,312,977	$37,653,669
Financing fees and interest	1,138,629	1,002,470
Other revenues	6,001,791	5,529,945
Total Revenues	46,453,397	44,186,084

COST OF REVENUES
Cost of sales	21,260,264	21,405,354
Provisions for loans receivable credit losses	36,632	(86,436)
Total Cost of Revenues	21,296,896	21,318,918

GROSS PROFIT	25,156,501	22,867,166

OPERATING EXPENSES
Salaries, wages and benefits	9,894,165	8,936,986
Occupancy	2,847,461	2,511,712
Advertising, marketing and development	2,642,666	2,442,191
Depreciation	394,021	397,948
Amortization	386,809	159,825
Other	2,700,456	2,452,469
Total Operating Expenses	18,865,578	16,901,131

OPERATING INCOME	6,290,923	5,966,035

OTHER INCOME (EXPENSES):
Dividend and interest income	18,359	30,654
Interest expense	(24,798)	(18,056)
Total Other Income (Expenses)	(6,439)	12,598

INCOME BEFORE INCOME TAXES	6,284,484	5,978,633

PROVISION FOR INCOME TAX EXPENSE	1,344,000	1,299,350

NET INCOME	4,940,484	4,679,283

LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(758,603)	(769,571)

NET INCOME ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS	$4,181,881	$3,909,712

EARNINGS PER SHARE ATTRIBUTABLE TO WESTERN COMMON SHAREHOLDERS
Basic	$0.46	$0.42
Diluted	$0.46	$0.42

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 18)
Basic	9,108,053	9,249,900
Diluted	9,120,136	9,258,131

See notes to condensed consolidated financial statements

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Western Capital Resources, Inc. Shareholders’
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total
BALANCE – December 31, 2021	9,108,053	$911	$29,562,271	$46,862,154	$1,732,315	$78,157,651
Net income	-	-	-	4,181,881	758,603	4,940,484
Distributions to noncontrolling interests	-	-	-	-	(687,000)	(687,000)
Dividends paid	-	-	-	(227,702)	-	(227,702)
BALANCE – March 31, 2022	9,108,053	$911	$29,562,271	$50,816,333	$1,803,918	$82,183,433

	Western Capital Resources, Inc. Shareholders’
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total
BALANCE – December 31, 2020	9,249,900	$925	$29,562,271	$38,470,323	$1,555,125	$69,588,644
Net income	-	-	-	3,909,712	769,571	4,679,283
Distributions to noncontrolling interests	-	-	-	-	(372,000)	(372,000)
Dividends paid	-	-	-	(231,248)	-	(231,248)
BALANCE – March 31, 2021	9,249,900	$925	$29,562,271	$42,148,787	$1,952,696	$73,664,679

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
OPERATING ACTIVITIES
Net income	$4,940,484	$4,679,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	404,528	411,602
Amortization	386,809	159,825
Amortization of operating lease right-of-use assets	1,600,460	1,245,804
Deferred income taxes	12,000	(151,000)
(Gain) loss on disposal of assets	(8,021)	13,056
Changes in operating assets and liabilities:
Loans receivable	131,014	554,720
Accounts receivable	(2,090,962)	(1,150,469)
Inventory	(2,611,908)	(2,998,401)
Prepaid expenses and other assets	(654,465)	445,768
Operating lease liabilities	(1,798,575)	(1,533,977)
Accounts payable and accrued expenses	1,745,297	3,432,023
Contract and other liabilities	(274,627)	215,770
Net cash and cash equivalents provided by operating activities	1,782,034	5,324,004

INVESTING ACTIVITIES
Purchases of investments	(21,428,552)	(3,592,303)
Proceeds from investments	9,089,148	5,500,000
Purchases of property and equipment	(55,188)	(253,690)
Acquisition of operating assets	(975,874)	-
Net cash and cash equivalents provided by (used in) investing activities	(13,370,466)	1,654,007

FINANCING ACTIVITIES
Advances on notes payable – long-term	727,098	1,258,475
Payments on notes payable – long-term	(250,000)	(846,602)
Distributions to noncontrolling interests	(607,000)	(372,000)
Payment of accrued common stock redemptions	(150,584)	-
Payments of dividends	(227,702)	(231,248)
Net cash and cash equivalents used in financing activities	(508,188)	(191,375)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,096,620)	6,786,636

CASH AND CASH EQUIVALENTS
Beginning of period	43,015,095	32,504,803
End of period	$30,918,475	$39,291,439

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	$5,876	$6,778
Interest paid	$14,298	$150,668
Noncash investing and financing activities:
Right-of-use assets obtained and operating lease obligations incurred	$1,487,495	$2,156,174
Distribution to noncontrolling interests applied to loans receivable	$80,000	$-
Noncurrent liability converted to long-term debt – related party	$-	$2,500,000
408,000 shares issued in transaction with entities under common control	$-	$2,754,000
Financed equipment purchase – construction in progress	$85,263	$-

See notes to condensed consolidated financial statements.

WESTERN CAPITAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Nature of Business –

Western Capital Resources, Inc. (“WCR”) is a parent company owning operating subsidiaries, with percentage owned shown parenthetically, as summarized below.

Cellular Retail

PQH Wireless, Inc. (“PQH”) (100%) – operates 229 cellular retail stores as of March 31, 2022 (130 100% owned plus 99 held through its controlled but less than 100% owned subsidiaries), exclusively as an authorized retailer of the Cricket brand.

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

Consumer Finance

Wyoming Financial Lenders, Inc. (“WFL”) (100%) – owns and operates “payday” stores (19 as of March 31, 2022) in four states (Iowa, Kansas, North Dakota and Wyoming) providing sub-prime short-term uncollateralized non-recourse “cash advance” or “payday” loans typically ranging from $100 to $500 with a maturity of generally two to four weeks, sub-prime short-term uncollateralized non-recourse installment loans typically ranging from $300 to $800 with a maturity of six months, check cashing and other money services to individuals.

Express Pawn, Inc. (“EPI”) (100%) – owns and operates retail pawn stores (three as of March 31, 2022) in Nebraska and Iowa providing collateralized non-recourse pawn loans and retail sales of merchandise obtained from forfeited pawn loans or purchased from customers.

References in these financial statement notes to “Company,” “we” or “us” refer to Western Capital Resources, Inc. and its subsidiaries. References to specific companies within our enterprise, such as” “PQH,” “JPPA,” “JPRE,” “SAI,” “WFL,” or “EPI” are references only to those companies.

2.	Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared according to the instructions to Form 10-Q and Section 210.8-03(b) of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Management has analyzed the impact of the Coronavirus pandemic (“COVID-19”) on its financial statements as of March 31, 2022 and has determined that the changes to its significant judgements and estimates did not have a material impact with respect to goodwill, intangible assets or long-lived assets.

For further information, refer to the Consolidated Financial Statements and notes thereto included in our Form 10-K for the year ended December 31, 2021.

Notes to Condensed Consolidated Financial Statements (continued)

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

Recent Accounting Pronouncements

No new accounting pronouncements issued or effective during the fiscal year have had or are expected to have a material impact on the consolidated financial statements.

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

Notes to Condensed Consolidated Financial Statements (continued)

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

The following table shows the Company’s cash and cash equivalents, held-to-maturity investments, and other investments by significant investment category, recorded as cash and cash equivalents or short- and long-term investments:

	March 31, 2022	December 31, 2021
Cash and cash equivalents
Operating accounts	$20,777,394	$20,549,383
Money Market – U.S. Treasury obligations	1,547,425	1,013,134
U.S. Treasury obligations	8,593,656	21,452,578
Subtotal	30,918,475	43,015,095

Investments
Certificates of deposit (9 - 18 month maturities at time of purchase, FDIC insured)	1,535,292	2,035,301
U.S. Treasury obligations (less than one year maturities)	25,180,386	12,340,973
Subtotal	26,715,678	14,376,274

TOTAL	$57,634,153	$57,391,369

Investments consisted of the following:

March 31, 2022
	Level 1	Level 2	Level 3	Amortized Cost	Unrealized Loss	Estimated Fair Value

Certificates of deposit	$-	$1,535,292	$-	$1,535,292	$-	$1,535,292
U.S. Treasury obligations	25,168,378	-	-	25,180,386	(22,435)	25,157,951
	$25,168,378	$1,535,292	$-	$26,715,678	$(22,435)	$26,693,243

December 31, 2021
	Level 1	Level 2	Level 3	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Certificates of deposit	$-	$2,035,301	$-	$2,035,301	$(402)	$2,034,899
U.S. Treasury obligations	12,340,973	-	-	12,340,973	(1,566)	12,339,407
	$12,340,973	$2,035,301	$-	$14,376,274	$(1,968)	$14,374,306

Interest income recognized on held-to-maturity investments and other sources was as follows:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021

Held-to-maturity		$11,869		$92
Other		6,490		30,562
	$18,359		$30,654

The Company has demand deposits at financial institutions, often times in excess of the limit for insurance by the Federal Deposit Insurance Corporation. As of March 31, 2022, the Company had demand deposits in excess of insurance amounts of approximately $14.6 million.

The Company has deposited in aggregate $2.79 million of cash across several different accounts at financial institutions as an accommodation to its majority stockholder, which has other business relationships with the financial institution. The funds in these accounts can be withdrawn at any time, do not serve as collateral in any way, and are held on market terms.

Notes to Condensed Consolidated Financial Statements (continued)

5.	Loans Receivable –

The Consumer Finance segment’s outstanding loans receivable aging was as follows:

March 31, 2022
	Payday	Pawn	Total
Current	$1,518,580	$267,364	$1,785,944
1-30	122,804	-	122,804
31-60	76,524	-	76,524
61-90	70,071	-	70,071
91-120	62,551	-	62,551
121-150	63,244	-	63,244
151-180	67,170	-	67,170
	1,980,944	267,364	2,248,308
Less allowance for credit losses	(399,000)	-	(399,000)
	$1,581,944	$267,364	$1,849,308

December 31, 2021
	Payday	Pawn	Total
Current	$1,652,791	$271,009	$1,923,800
1-30	112,716	-	112,716
31-60	78,762	-	78,762
61-90	76,198	-	76,198
91-120	61,310	-	61,310
121-150	63,321	-	63,321
151-180	48,215	-	48,215
	2,093,313	271,009	2,364,322
Less allowance for credit losses	(384,000)	-	(384,000)
	$1,709,313	$271,009	$1,980,322

6.	Accounts Receivable –

A breakdown of accounts receivables by segment was as follows:

March 31, 2022
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Total
Accounts receivable	$282,221	$2,125,381	$1,036,542	$37,595	$3,481,739
Less allowance for credit losses	-	(40,000)	(17,500)	-	(57,500)
Net accounts receivable	$282,221	$2,085,381	$1,019,042	$37,595	$3,424,239

December 31, 2021
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Total
Accounts receivable	$270,686	$225,213	$839,626	$32,252	$1,367,777
Less allowance for credit losses	-	(17,000)	(17,500)	-	(34,500)
Net accounts receivable	$270,686	$208,213	$822,126	$32,252	$1,333,277

A portion of accounts receivable are unsettled credit card sales from the prior one to five business days. This makes up 28% and 25% of the net accounts receivable balance as of March 31, 2022 and December 31, 2021, respectively

7.	Inventory –

Inventories consisted of:

March 31, 2022
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Reserve	Total

Raw materials	$-	$-	$2,112,559	$-	$(266,000)	$1,846,559
Work in process	-	-	421,970	-	(29,000)	392,970
Finished goods	6,491,970	5,899,338	2,232,595	850,582	(1,183,000)	14,291,485
Total	$6,491,970	$5,899,338	$4,767,124	$850,582	$(1,478,000)	$16,531,014

Notes to Condensed Consolidated Financial Statements (continued)

December 31, 2021
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Reserve	Total

Raw materials	$-	$-	$1,940,096	$-	$(256,000)	$1,684,096
Work in process	-	-	461,831	-	(33,000)	428,831
Finished goods	4,834,929	5,253,771	2,008,970	840,260	(1,135,000)	11,802,930
Total	$4,834,929	$5,253,771	$4,410,897	$840,260	$(1,424,000)	$13,915,857

As a result of changes in the market for certain Company products and the resulting deteriorating value, carrying amounts for those inventories were reduced by approximately $1,478,000 and $1,424,000 during the three months ended March 31, 2022 and year ended December 31, 2021, respectively. These inventory write-downs have been reflected in cost of goods sold in the statement of operations. Management believes that these reductions properly reflect inventory values, and no additional losses will be incurred upon disposition.

8.	Advertising, Marketing and Development –

The Company had no prepaid direct-response advertising costs as of March 31, 2022 and December 31, 2021. Included in Advertising, Marketing and Development for the three month periods ended March 31, 2022 and 2021 were advertising expenses of $2.04 million and $1.96 million, respectively.

9.	Leases –

Total components of operating lease expense (in thousands) were as follows for the three months ended:

	March 31, 2022	March 31, 2021
Operating lease expense	$1,803	$1,534
Variable lease expense	526	531
Total lease expense	$2,329	$2,065

Other information related to operating leases was as follows:

	March 31, 2022	December 31, 2021
Weighted average remaining lease term, in years	5.87	5.81

Weighted average discount rate	4.2%	4.4%

Future minimum lease payments under operating leases as of March 31, 2022 (in thousands) are as follows:

Remainder of 2022	$4,791
2023	4,776
2024	2,871
2025	1,511
2026	929
Thereafter	3,949
Total future minimum lease payments	18,827
Less: imputed interest	(2,173)
Total	$16,654

Current portion operating lease liabilities	$5,590
Non-current operating lease liabilities	11,064
Total	$16,654

10.	Intangible Assets –

A rollforward of the Company’s intangible assets is as follows:

	December 31, 2021	Acquisitions	Additions	Deletions	March 31, 2022
Customer relationships	$12,136,254	$1,172,626	$-	$-	$13,308,880
Other	242,660	-	-	-	242,660
Amortizable intangible assets	12,378,914	1,172,626	-	-	13,551,540
Less accumulated amortization	(5,222,513)	-	(386,809)	-	(5,609,322)
Net amortizable intangible assets	$7,156,401	$1,172,626	$(386,809)	$-	$7,942,218

Notes to Condensed Consolidated Financial Statements (continued)

	December 31, 2020	Acquisitions	Additions	Deletions	December 31, 2021
Customer relationships	$7,727,054	$4,411,700	$-	$(2,500)	$12,136,254
Other	242,660	-	-	-	242,660
Amortizable intangible assets	7,969,714	4,411,700	-	(2,500)	12,378,914
Less accumulated amortization	(4,383,795)	-	(838,718)	-	(5,222,513)
Net amortizable intangible assets	$3,585,919	$4,411,700	$(838,718)	$(2,500)	$7,156,401

As of March 31, 2022, estimated future amortization expense for the amortizable intangible assets (in thousands) was as follows:

Remainder of 2022	$1,129
2023	1,430
2024	1,339
2025	1,242
2026	889
Thereafter	1,913
$7,942

11.	Notes Payable –

A breakdown of notes payable was as follows:

	March 31, 2022	December 31, 2021
Bank revolving loan	$1,900,196	$1,173,098
Note payable – bank	85,263	-
Note payable – related party	2,000,000	2,250,000
Total	3,985,459	3,423,098
Less current maturities	(2,150,196)	(1,423,098)
	$1,835,263	$2,000,000

Future minimum long-term principal payments are as follows:

Year 1	$2,150,196
Year 2	335,263
Year 3	250,000
Year 4	250,000
Year 5	250,000
Thereafter	750,000
Total	$3,985,459

On October 22, 2010 SAI obtained a senior credit facility (“Revolving Loan”) with a bank. The Revolving Loan, as previously amended, had a credit limit of up to $4,500,000 based on percentages of eligible inventory, an interest rate of LIBOR plus 4.5% (4.875% at March 31, 2022), and a maturity date of October 21, 2021, and contained certain restrictive financial covenants. SAI entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with its senior lender on April 8, 2021. The Credit Agreement modified the revolving line of credit limit to $2.5 million based on an inventory and receivables availability, and subjects SAI to various covenants, including a minimum Fixed Charge Coverage ratio and maximum Senior Funded Debt to EBITDA ratio. SAI did not fulfill the Senior Funded Debt to EBITDA ratio as required in the Credit Agreement. The bank had not requested early repayment of the loan and, as discussed more fully in Note 20, “Subsequent Events,” extended the maturity date of the Credit Agreement. The Commercial Promissory Note associated with the Credit Agreement had a maturity date of April 30, 2022. The Revolving Loan, as amended, continues to be secured by substantially all assets of SAI.

On January 7, 2022 SAI executed an equipment financing loan agreement with a bank. As of March 31, 2022, $85,263 of $430,000 committed was advanced on the note. Upon completion of the equipment purchase and bank financing, payment of $9,680.20 will be due monthly for a term of 48 months. The agreement has a stated interest rate of 3.85% per annum.

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

Notes to Condensed Consolidated Financial Statements (continued)

12.	Commitments and Contingencies –

Legal Proceedings

The Company is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. The Company does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

13.	Revenue –

Cellular Retail

Compensation from Cricket Wireless – As a Cricket Wireless authorized retailer, we earn compensation from Cricket Wireless for activating a new customer on the Cricket Wireless network and activating new devices for existing Cricket Wireless customers (“back-end compensation”) and upon an existing Cricket Wireless customer whom we originally activated on the Cricket Wireless GSM network making a continuing service payment (“CSP”). Compensation from Cricket Wireless for the three month periods ended March 31, 2022 and 2021 was $9.74 million and $8.71, respectively.

Cellular Retail revenues are recognized per ASC 606, “Revenue Recognition” and consist of the following:

●	Merchandise – merchandise sales, which exclude sales taxes, reflect the transaction price at point of sale when payment is received or receivable, the customer takes control of the merchandise and, applicable to devices, the device has been activated on the Cricket Wireless network. The sale and activation of a wireless device also correlates to the recording of back-end compensation from Cricket Wireless. Sales returns are not material to our financial statements. Merchandise sales revenue, which included back-end compensation from Cricket Wireless, is recorded in Sales and associated fees in the income statement.

●	Other revenue – services revenue from customer paid fees is recorded at point of sale when payment is received and the customer receives the benefit of the service. CSP compensation from Cricket Wireless is recorded as of the time certain Cricket Wireless customers make a service payment, as reported to us by Cricket Wireless.

Direct to Consumer

Direct to Consumer revenue is recognized per ASC 606 and consists of the following:

●	Merchandise – merchandise sales, which exclude sales taxes, reflect the transaction price when product is shipped to customers, FOB shipping point, reduced by variable consideration. Shipping and handling fees are included in total net sales. Variable consideration is comprised of estimated future returns and merchandise credits which are estimated based primarily on historical rates and sales levels.

Manufacturing

Manufacturing revenue is recognized per ASC 606 and consists of the following:

●	Merchandise – merchandise sales, which exclude sales taxes, reflect the transaction price when product is shipped to customers, FOB shipping point, or at point of sale and are reduced by variable consideration. Shipping and handling fees are not included in total net sales and are an offset to freight-out expense. Variable consideration is comprised of estimated future returns and warranty liability which are estimated based primarily on historical rates and sales levels.

Consumer Finance

Consumer Finance revenue from merchandise sales is recognized per ASC 606 and consists of the following:

●	Merchandise – merchandise sales, which exclude sales taxes, reflects the transaction price at point of sale in our pawn stores when payment in full is received and the customer takes control of the merchandise. Sales returns are not material to our financial statements.

●	Other revenue – services revenue from customer paid fees for ancillary services is recorded at point of sale when payment is received and the customer receives the benefit of the service.

Consumer finance revenue from loan fees and interest is recognized per ASC 825 and consist of the following:

●	Loan fees and interest – loan fees and interest on cash advance loans are recognized on a constant-yield basis ratably over a loan’s term. Installment loan fees and interest are recognized using the interest method, except that installment loan origination fees are recognized as they become non-refundable and installment loan maintenance fees are recognized when earned. The Company recognizes fees on pawn loans on a constant-yield basis ratably over the loans’ terms, less an estimated amount for expected forfeited pawn loans which is based on historical forfeiture rates.

See Note 17, “Segment Information,” for disaggregation of revenue by segment.

Notes to Condensed Consolidated Financial Statements (continued)

14.	Other Operating Expense –

A breakout of other operating expense is as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Bank fees	$707,317	$724,645
Collection costs	56,307	72,283
Insurance	233,198	164,521
Management and advisory fees	242,068	224,771
Professional and consulting fees	603,922	431,678
Supplies	244,843	166,872
Loss (Gain) on disposal	(8,021)	13,056
Other	620,822	654,643
.	$2,700,456	$2,452,469

15.	Provision for Income Tax Expense –

Provision for income tax expense for the three months ended March 31, 2022 and 2021 was $1.34 million and $1.30 million for an effective rate of 21.4% and 21.7%, respectively. The effective tax rate is lower than the federal plus state statutory rates due to: (1) noncontrolling interests’ share of net income is not subject to income tax at the consolidated group level; (2) year-over-year changes in the number and mix of states in which our subsidiaries are subject to state income taxes due to various nexus factors such as changes in multi-state activities by members of the consolidated group and its impact on the application of respective state income tax rules and regulations; and (3) changes in state income tax related statutes and regulations. Excluding the noncontrolling interests’ share of net income, the effective tax rate for the comparable periods was 24.3% and 24.9%, respectively. This decrease period over period is due to changing state income tax exposure resulting from a change in the number and mix of states in which subsidiaries are subject to state income taxes due to various factors such as changes in multistate activities by members of the consolidated group and its impact on state taxation rules and regulations applicable to the Company.

16.	Acquisition –

Direct to Consumer Acquisition

On January 14, 2022, the Company’s Direct to Consumer segment completed an acquisition of assets accounted for under ASC 805-10, acquiring the “Seed to Spoon” App. This is a garden planning App that makes growing food easier and provides an easy and direct path to purchasing seeds from our Park Seed business.

The purchase price calculation (in thousands) was as follows:

Cash	$976
Holdback payable	200
.	$1,176

The assets acquired (in thousands) were recorded at their estimated fair values as of the purchase date as follows:

Inventory	$3
Intangible assets	1,173
.	$1,176

17.	Segment Information –

Segment information related to the three month periods ended March 31, 2022 and 2021 (in thousands) was as follows:

Three Months Ended March 31, 2022 (in thousands)
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Corporate	Total

Revenue from external customers	$26,259	$15,979	$2,620	$456	$-	$45,314
Fees and interest income	$-	$-	$-	$1,139	$-	$1,139
Total revenue	$26,259	$15,979	$2,620	$1,595	$-	$46,453
Net income (loss)	$2,389	$2,723	$(19)	$182	$(334)	$4,941
Total segment assets	$45,360	$19,204	$10,799	$6,529	$40,101	$121,993
Expenditures for segmented assets	$-	$1,205	$26	$-	$-	$1,231

Notes to Condensed Consolidated Financial Statements (continued)

Three Months Ended March 31, 2021 (in thousands)
	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Corporate	Total
Revenue from external customers	$25,511	$14,678	$2,523	$472	$-	$43,184
Fees and interest income	$-	$-	$-	$1,002	$-	$1,002
Total revenue	$25,511	$14,678	$2,523	$1,474	$-	$44,186
Net income (loss)	$2,522	$2,269	$(18)	$162	$(256)	$4,679
Total segment assets	$40,186	$17,515	$10,629	$6,356	$37,149	$111,835
Expenditures for segmented assets	$191	$63	$-	$-	$-	$254

18.	Basic and Diluted Weighted Average Shares Outstanding –

Following is the calculation of basic and diluted weighted average shares outstanding for the three month periods ended on March 31, 2022 and 2021:

	Three Months Ended:
	March 31, 2022	March 31, 2021
Weighted average shares outstanding - basic	9,108,053	9,249,900
Stock options (treasury method)	12,083	8,231
Weighted average shares outstanding - diluted	9,120,136	9,258,131

19.	Dividends –

Our Board of Directors declared and paid the following dividends during the first quarter of 2022:

Date Declared	Record Date	Dividend Per Share	Payment Date	Dividend Paid
February 15, 2022	March 1, 2022	$0.025	March 11, 2022	$227,702

20.	Subsequent Events –

Dividends Declared

Our Board of Directors declared the following dividends after March 31, 2022:

Date Declared	Record Date	Dividend Per Share	Payment Date
May 4, 2022	May 20, 2022	$0.025	June 2, 2022

SAI Amended and Restated Credit Agreement

SAI entered into a Second Amended and Restated Credit Agreement (the “Agreement”) with its senior lender on May 6, 2022. The Agreement provides for a revolving line of credit of up to $2.5 million based on an inventory and receivables availability, and subjects SAI to various covenants, including a minimum Fixed Charge Coverage Ratio and Minimum Net Worth requirement. The Commercial Promissory Note associated with the Agreement has a maturity date of April 30, 2023.

Cellular Retail Acquisition

On May 9, 2022, PQH completed the acquisition of 80% of the membership interests of Gateway Wireless, LLC (“Gateway”), an operator of 56 wireless retail locations in Missouri and several other states. PQH paid $3.0 million to acquire the membership interests in Gateway and fund the paydown of certain obligations to the selling shareholders at closing. Simultaneously with closing, WCR funded a $3.1 million loan to Gateway to refinance the existing senior debt of the Company.

We evaluated all events or transactions that occurred after March 31, 2022 through the date we issued these financial statements. During this period, we did not have any other material subsequent events that impacted our financial statements.

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2021.

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

Acquisitions:

On March 11, 2022, our Cellular Retail segment entered into a series of definitive agreements to purchase 80% of Gateway Wireless, LLC, an operator of 56 Cricket Wireless locations in Missouri and several other states. We completed the transaction on May 9, 2022.

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

Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies,” of the notes to our condensed consolidated financial statements included in this report together with our significant accounting policies discussed in Note 1, “Basis of Presentation, Nature of Business and Summary of Significant Accounting Policies,” of the notes to our December 31, 2021 consolidated financial statements included in our Form 10-K for the year ended December 31, 2021. We believe that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements.

Receivables and Credit Loss Allowance

Consumer Finance

Included in loans receivable is $2.25 million of unpaid principal, interest and fee balances of payday loans that have not reached their maturity date. Payday loans by their nature are high risk loans and require significant assumptions when determining a reserve for credit losses, including the default rate and the amount of subsequent collections on those defaulted loans. These two factors have remained relatively stable over the past two years and we therefore use historical rates to assist in determining anticipated future credit losses. In addition, we must consider future economic factors. Any significant downturn in the economy which is greater than our assumptions will increase the default rates and reduce subsequent collections on those defaulted loans. As of March 31, 2022, we have estimated credit losses from the $2.25 million loans receivable balance to be approximately $40,000.

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

Live plants have a limited life and any unsold product is disposed of at the end of a selling season. Should the demand for product not meet expectations, larger write-downs may occur during interim periods until written off. Management will assess the need for write-downs based on inventory levels, the length of time remaining in the live-goods season, and current and expected demand which could be impacted by many current market and economic factors as discussed in the Risk Factors section of our Form 10-K for the year ended December 31, 2021.

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

Results of Operations – Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net income attributable to our common shareholders for the current quarter was $4.18 million, or $0.46 per share (basic and diluted) for the quarter ended March 31, 2022, compared to $3.91 million, or $0.42 per share (basic and diluted), for the quarter ended March 31, 2021.

Following is a discussion of operating results by segment.

The following table provides revenues and net income attributable to WCR common shareholders for the quarters ended March 31, 2022 and March 31, 2021 (in thousands).

	Cellular Retail	Direct to Consumer	Manufacturing	Consumer Finance	Corporate	Total
Three Months Ended March 31, 2022
Revenue	$26,259	$15,979	$2,620	$1,595	$-	$46,453
% of total revenue	56.5%	34.4%	5.7%	3.4%	-%	100%
Net income (loss)	$2,389	$2,723	$(19)	$182	$(334)	$4,941
Net income attributable to noncontrolling interests	$759	$-	$-	$-	$-	$759
Net income (loss) attributable to WCR common shareholders	$1,630	$2,723	$(19)	$182	$(334)	$4,182

Three Months Ended March 31, 2021
Revenue	$25,511	$14,678	$2,523	$1,474	$-	$44,186
% of total revenue	57.8%	33.2%	5.7%	3.3%	-%	100%
Net income (loss)	$2,522	$2,269	$(18)	$162	$(256)	$4,679
Net income attributable to noncontrolling interests	$769	$-	$-	$-	$-	$769
Net income (loss) attributable to WCR common shareholders	$1,753	$2,269	$(18)	$162	$(256)	$3,910

Cellular Retail

A summary table of the number of Cricket Wireless retail stores we operated during the three months ended March 31, 2022 and March 31, 2021 follows:

	2022	2021
Beginning	229	205
Acquired/ Launched	-	2
Closed/Divested	-	(2)
Ending	229	205

The increase in the store count above was primarily due to our September 9, 2021 acquisition of 25 Cricket Wireless retail stores.

Period over period, net income attributable to shareholders decreased from $1.75 million in the comparable prior year quarter to $1.63 million in the current quarter. Many factors have contributed to this period over period decrease. Most notable is a 2.9% increase in segment revenue period over period on a store count that increased 12%. We attribute the decline in same store revenue year over year primarily to consumers receiving both tax refunds and COVID-19 relief funds at approximately the same time in the prior year quarter, while the COVID-19 relief funds are significantly down in the comparable current year period. In addition inflationary pressures have negatively impacted many expenses, most notably salaries, wages and benefits and occupancy expenses.

Direct to Consumer

The Direct to Consumer segment has seasonal sources of revenue and historically experiences a greater proportion of annual revenue and net income in the months of March through May and December due to the seasonal products it sells. For the current quarter, the Direct to Consumer segment had a net income of $2.72 million compared to net income of $2.27 million for the comparable prior year period. Revenues for the quarter ended March 31, 2022 were $15.98 million compared to $14.68 million for the comparable period in 2021,an 8.9% increase. The gains in revenue in the Direct to Consumer segment were partially offset by higher selling and advertising expenses versus the prior year comparable period.

Manufacturing

Manufacturing segment sales increased from $2.52 million in the comparable prior period to $2.62 million in the current period. For each of the quarters ended March 31, 2022 and 2021, the Manufacturing segment had a net loss of $0.02 million.

Consumer Finance

A summary table of the number of consumer finance locations we operated during the quarters ended March 31, 2022 and March 31, 2021 follows:

	2021	2020
Beginning	22	22
Acquired/Launched	-	-
Closed/Divested	-	-
Ending	22	22

Consumer Finance segment revenues increased $0.12 million, or 8.2%, for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 due to an increase in lending volume. Segment net income also increased from $0.16 million to $0.18 million for the same period.

Corporate

Net costs related to our Corporate segment were $0.33 million for the three month period ended March 31, 2022 compared to $0.26 million for the three month period ended March 31, 2021.

Consolidated Income Tax Expense

Provision for income tax expense for the three months ended March 31, 2022 was $1.34 million compared to $1.30 million for the three months ended March 31, 2021 for an effective rate of 21.4% and 21.7%, respectively. The effective tax rate is lower than the federal plus state statutory rates due to: (1) noncontrolling interests’ share of net income is not subject to income tax at the consolidated group level; (2) year-over-year changes in the number and mix of states in which our subsidiaries are subject to state income taxes due to various nexus factors such as changes in multi-state activities by members of the consolidated group and its impact on the application of respective state income tax rules and regulations; and (3) changes in state income tax related statutes and regulations. Excluding the noncontrolling interests’ share of net income, the effective tax rate for the comparable periods was 24.3% and 24.9%, respectively. This decrease period over period is due to changing state income tax exposure resulting from a change in the number and mix of states in which subsidiaries are subject to state income taxes due to various factors such as changes in multistate activities by members of the consolidated group and its impact on state taxation rules and regulations applicable to us.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three Months Ended March 31,
	2022	2021
Cash flows provided by (used in):
Operating activities	$1,782,034	$5,324,004
Investing activities	(13,370,466)	1,654,007
Financing activities	(508,188)	(191,375)
Net decrease in cash and cash equivalents	(12,096,620)	6,786,636
Cash and cash equivalents, beginning of period	43,015,095	32,504,803
Cash and cash equivalents, end of period	$30,918,475	$39,291,439

As of March 31, 2022, we had cash and cash equivalents of $30.92 million compared to cash and cash equivalents of $39.29 million on March 31, 2021. In addition, on March 31, 2022, we also had $26.72 million invested in certificates of deposit (limited to $250,000 per financial institution per entity) and U.S. Treasuries compared to $15.41 million as of March 31, 2021, with the year over year increase more than offsetting the decrease in cash and cash equivalents over the same period. We believe that our available cash, combined with expected cash flows from operations and our investments, will be sufficient to fund our liquidity and capital expenditure requirements through March 2023. Our expected short-term uses of available cash include the payment of dividends to our shareholders, distributions to noncontrolling interests, scheduled debt repayments, funding capital expenditures, and investing in existing segments when the right opportunity presents itself.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2022.

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

As of March 31, 2022, our Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2022.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information about purchases of Western Capital Resources, Inc. common stock by us during the three months ended March 31, 2022.

Share Repurchases

Period Beginning	Period Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Board Approved Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
January 1, 2022	January 31, 2022	-	$-	-	$178,800
February 1, 2022	February 28, 2022	-	$-	-	$178,800
March 1, 2022	March 31, 2022	-	$-	-	$178,800
		-		-

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

Dated: May 13, 2022	Western Capital Resources, Inc.
(Registrant)

	By:	/s/ John Quandahl
John Quandahl
Chief Executive Officer and Chief Operating Officer

	By:	/s/ Angel Donchev
Angel Donchev
Chief Financial Officer